Form 10-K
period 1993-12-31
BOSTON EDISON CO
filed 1994-03-31
CIK 13372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________ to _________

                         Commission file number 1-2301
                             BOSTON EDISON COMPANY
             (Exact name of registrant as specified in its charter)

                    MASSACHUSETTS                          04-1278810
      ------------------------------------------        -------------------
           (State or other jurisdiction  of             (I.R.S. Employer
           incorporation or organization)               Identification No.)

      800 BOYLSTON STREET, BOSTON, MASSACHUSETTS              02199
      ------------------------------------------        -------------------
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  617-424-2000
                                                          --------------

      Securities registered pursuant to Section 12(b) of the Act:
                                                                Name of each exchange
           Title of each class                                  on which registered
           -------------------                                  ---------------------
           Common stock, par value $1 per share                 New York Stock Exchange
                                                                Boston Stock Exchange
           Cumulative preferred stock:
             7.75% Series, par value $100 per share             New York Stock Exchange
               (represented by depositary shares-each
               represents one-fourth interest in par value)
             8.25% Series, par value $100 per share             New York Stock Exchange
               (represented by depositary shares-each
               represents one-fourth interest in par value)

      Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 computed by reference to the last reported sale price of the common stock, $1 par value, of the registrant of the New York Stock Exchange composite tape on that date: $1,220,739,336.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS                    OUTSTANDING AT FEBRUARY 28, 1994
             --------------------------        --------------------------------
             Common Stock, $1 par value             45,212,568 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
Part Document
- ---- --------
III  Portions of definitive Proxy Statement dated March 17, 1994 for Annual Meeting of Stockholders to be held April 22, 1994.

Exhibit list appears on page 51.

Boston Edison Company
- -------------------------------------------------------------------------------

Form 10-K Annual Report
- -------------------------------------------------------------------------------

December 31, 1993
- -------------------------------------------------------------------------------

Part I                                                                  Page
- -------------------------------------------------------------------------------
Item  1.  Business                                                       2

Item  2.  Properties and Power Supply                                   10

Item  3.  Legal Proceedings                                             13

Item  4.  Submission of Matters to a Vote of Security Holders           13

Part II
- -------------------------------------------------------------------------------
Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                           17

Item  6.  Selected Financial Data                                       18

Item  7.  Management's Discussion and Analysis                          19

Item  8.  Financial Statements and Supplementary Financial
          Information                                                   28

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           48


Part III
- -------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant            48

Item 11.  Executive Compensation                                        48

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    49

Item 13.  Certain Relationships and Related Transactions                49


Part IV
- -------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      50

                                     Part I
                                     ------

Item 1.  Business
- -----------------

(a) General Development of Business
- -----------------------------------

        Boston Edison Company (the Company) is an investor-owned regulated public utility incorporated in 1886 under Massachusetts law. The Company operates in the energy and energy services business, which includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of demand side management (DSM) programs.

        In 1993 the Company established an unregulated subsidiary known as the Boston Energy Technology Group (BETG) following approval from the Massachusetts Department of Public Utilities (DPU). The Company was granted authority to invest up to $45 million in this wholly-owned subsidiary over the next three years. BETG will engage in demand side management, electric transportation and electric generation and distribution activities through its wholly-owned subsidiaries Ener-G-Vision, Inc. and TravElectric Services Corporation. In January 1994 BETG acquired a substantial majority interest in the assets of REZ-TEK International, Inc. The new entity, REZ-TEK International Corporation, will continue the business of manufacturing ozone water treatment systems. The Company does not currently have a substantial investment in BETG and does not expect the subsidiary to significantly impact the results of operations in the next several years.

(b) Financial Information about Industry Segments
- -------------------------------------------------

        The Company operates primarily as a regulated electric public utility, therefore industry segment information is not applicable.

(c) Narrative Description of Business
- -------------------------------------

Principal Products and Services

        The Company supplies electricity at retail to an area of approximately 590 square miles encompassing the City of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 1993 the Company served an average of approximately 651,000 customers. The Company also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Revenues by class for the last three years are as follows:

                                        1993      1992      1991
- ----------------------------------------------------------------
Retail electric revenues:
     Commercial                          49%       47%       47%
     Residential                         27%       26%       26%
     Industrial                          10%       10%       10%
     Other                                2%        4%        5%
Wholesale and contract revenues          12%       13%       12%
================================================================

Sources and Availability of Fuel

    The Company's generating units, other than Pilgrim Nuclear
Power Station, are fueled by oil, natural gas or both.  The
Company's generation by type of fuel and the cost of fuel for each of the last five years are as follows:

          Percentage of Company    Average Cost (Dollars per Million)
        Generation by Source (%)     of BTU's on a Burned Basis ($)
        -------------------------  -------------------------------
        1993 1992 1991 1990 1989   1993  1992   1991   1990  1989
- ------------------------------------------------------------------
Oil     31.3 33.7 42.8 33.6 53.7   2.38  2.40   2.60   2.76  2.67
Gas     24.3 25.7 24.9 33.3 31.7   2.67  2.55   2.08   2.35  2.34
Nuclear 44.4 40.6 32.3 33.1 14.6   0.51  0.52   0.56   0.59  0.57
==================================================================

        The majority of the Company's residual oil purchases consists of imported oil acquired primarily from international suppliers. The Company has contracts with major oil companies that can supply most of its estimated requirements, assuming no major disruptions in oil producing regions. Within contract provisions, the Company has the ability to purchase significant amounts of oil in the spot market when it is economical to do so.

        Most of the Company's natural gas is supplied on an interruptible basis whereby a contract permits interruptions in deliveries by the supplier when natural gas pipeline capacity is unavailable. Deliveries of natural gas to the Company's generating units from suppliers may also be dependent on the availability of pipeline capacity to the New England region and competitive forces prevailing in the pipeline industry. Beginning in April 1995 the Company will be required to operate New Boston Station using exclusively natural gas as fuel, except in certain emergency circumstances, as part of a 1991 consent order from the Massachusetts Department of Environmental Protection (DEP). The Company has arrangements for a nine month supply of natural gas to the station until April 1995 and is currently in the process of negotiating with suppliers and transporters concerning the economics and availability of natural gas to the station on a year-round basis after that time. Year-round gas supplies are currently not available to the station and, as a result, the outcome of the Company's negotiations with natural gas suppliers and transporters and the impact on the operation of New Boston Station are uncertain.

        In order to obtain nuclear fuel for use at Pilgrim Station the Company must obtain supplies of uranium concentrates and secure contracts for these concentrates to go through the processes of conversion, enrichment and fabrication of nuclear fuel assemblies. The Company currently has contracts for supplies of uranium concentrates and the processes of conversion, enrichment and fabrication that will individually allow operation of Pilgrim Station through 1998, 2000, 2001 and 2012, respectively.

Franchises

        Through its charter, which is unlimited in time, the Company has the right to engage in the business of producing and selling electricity, steam and other forms of energy, has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws. The locations in public ways for the Company's electric transmission and distribution lines are obtained from municipal and other state authorities, which in granting these locations act as agents for the state. In some cases the action of these authorities is subject to appeal to the DPU. The locations are unlimited in time, but their rights are not vested and are subject to the action of these authorities and the legislature.

Seasonal Nature of Business

        The Company's kWh sales and revenues have historically been less in the spring and fall than during winter and summer as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the DPU. Accordingly, a significant portion of annual earnings occurs in the Company's third quarter. See Selected Consolidated Quarterly Financial Data (Unaudited) in Item 8.

Working Capital Practices

        The Company has no special practices with respect to working capital that would be considered unusual for the electric utility industry or significant for the understanding of the Company's business.

Customer Dependence

        No material portion of the Company's business is dependent upon one or a few customers.

Government Contracts

        No material portion of the Company's business is subject to renegotiation or termination of government contracts or subcontracts.

Competitive Conditions

        The Company is experiencing a substantial increase in competition from other electric utilities and non-utility generators to sell electricity for resale. In response to the current environment the Company has secured long-term power supply agreements with its four current wholesale customers which set rates principally through the year 2002. The Company also obtained a new wholesale customer for which it will provide up to 30 megawatts (MW) of contract demand power for ten years beginning November 1994.

        The DPU has created an integrated resource management (IRM) process in which electric utilities forecast their future energy needs and propose how they will meet those needs by balancing conservation programs with all other supplies of energy. The Company submitted a draft IRM filing in March 1994 that covers the period 1994 through 2004. In this filing the Company concluded that adequate resources exist to meet customer needs for continued reliable, low cost power through the period without procurement of any new generation resources. The IRM process requires a settlement period in which intervenors and other interested parties have the opportunity to review, comment and request information on the draft filing. Any settlements reached will be reflected in the Company's final IRM filing to be submitted in July 1994. Any remaining issues will be litigated at the DPU through formal proceedings.

        Direct competition with other electric utilities for retail electricity sales is still subject to substantial limitations, but these limitations may be reduced in the future. The Company and other Massachusetts electric utilities are protected in several ways by the DPU and municipal statutes against other utilities offering service to retail customers in their service areas. Another electric utility may not extend its service area to include municipalities other than those named in its agreement of association or charter without DPU authorization granted after notice and public hearing. Also, another company may not obtain an initial location for its lines in a municipality served by the Company without the approval of municipal authorities, subject to the right of appeal to the DPU. Additionally, a municipality may not engage in the electric utility business without complying with statutes requiring specific city or town approval and the purchase of Company property within municipality limits.

        However, the Company is currently experiencing some forms of competition in the retail electric market. Current legislation allows industrial and large commercial customers to own and operate their own electric generating units. Retail customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes. The Company is responding to the current and anticipated competitive pressures with a commitment to cost control and increased operating efficiencies without sacrificing quality of service or profitability.

Research Activities

        The Company actively participates in several industry-sponsored research activities. These expenditures, included in other operations and maintenance expense on the consolidated income statements in Item 8, were not material in 1993.

Environmental Matters

        The Company is subject to numerous federal, state and local standards with respect to air and water quality, waste disposal and other environmental considerations. These standards can require modification of existing facilities or curtailment or termination of operations at facilities, delay construction of new facilities or increase capital and operating costs by substantial amounts. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. The Company believes that its operating facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

        The Company's capital expenditures for environmental purposes during the five years 1989 through 1993 were approximately $125 million. Environmental-related capital expenditures for the years 1994 through 1998 are currently expected to approximate $43 million, including $17 million in 1994 and $9 million in 1995. These amounts exclude costs associated with asbestos removal which were approximately $11 million during the five years 1989 through 1993 and are currently expected to be approximately $10 million for the years 1994 through 1998. The 1994 expected capital expenditures for environmental purposes include costs to complete modifications at New Boston Station in order to improve air quality and reduce emissions of nitrogen oxides, as discussed in the Environmental section of Other Matters in Item 7, and to install air monitoring systems at other Company generating units.

Substantial additional expenditures could be required as changes in environmental requirements occur.

        The Company is subject to regulation by the United States Environmental Protection Agency (EPA) and the Massachusetts Department of Environmental Protection (DEP) with respect to discharges of effluent from the Company's generating stations into receiving waters. The Federal Clean Water Act and the Massachusetts Clean Waters Act require the Company to receive permits that limit discharges in accordance with applicable water quality standards and are subject to renewal every five years. The Company has received discharge permits as required by the EPA and the DEP for each of its electric generating stations.

        The Company is also subject to EPA and DEP regulation relative to emissions from its fossil-fired generating units pursuant to Federal and Massachusetts clean air laws, including the 1990 Clean Air Act Amendments.
These regulations require the installation of various emissions controls and the use of low sulfur content fuels in certain cases. The Company's current status regarding compliance with DEP regulations and the 1990 Clean Air Act Amendments is discussed in the Environmental section in Item 7.

        The Company is subject to various federal, state and local laws and regulations pertaining to the generation, treatment, transportation, storage and disposal of certain hazardous substances and to the cleanup of locations where such substances have either been disposed of or spilled. One of the requirements of these laws and regulations is that certain facilities which treat, store or dispose of hazardous wastes must be licensed. The only facility owned by the Company which requires such a license is Pilgrim Station.
Currently Pilgrim Station has received interim status approval for the treatment and storage of certain wastes that are both hazardous and radioactive.

        The Company has exposure to potential joint and several liability for the cleanup of sites where hazardous wastes may have been spilled or disposed of in the past. The Company has been notified of such potential liability for approximately twelve sites, most of which involve numerous parties. Complex litigation or negotiations among the parties and with regulatory authorities is in process concerning the scope and cost of cleanup and the sharing of costs among the potentially responsible parties for several of these sites. The Company also faces additional exposure for the cleanup of Company-owned or operated sites due to state regulations revised in 1993. The potential hazardous waste liabilities are further described in the Environmental section of Item 7.

        The Company currently disposes of low-level radioactive waste (LLW) generated at Pilgrim Station through arrangements with licensed disposal facilities located in Barnwell, South Carolina. As a result of developments which have occurred pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, the Company's continued access to such disposal facilities has become severely limited and significantly increased in cost. See Note D to the consolidated financial statements in Item 8 for further discussion regarding LLW disposal.

        The Company's existing fuel storage facility at Pilgrim Station includes sufficient room for spent nuclear fuel generated through early 1995. A request for a license amendment to allow modification of the storage facility to provide sufficient room for spent nuclear fuel generated through the end of Pilgrim's operating license in 2012 is pending before the Nuclear Regulatory Commission (NRC). The Company expects approval of the request in 1994. At that time the Company will initially modify the facility to provide spent fuel storage capacity through approximately 2003. In addition, the United States Department of Energy (DOE), which is ultimately responsible for the disposal of spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982, is currently conducting scientific studies evaluating a potential spent nuclear fuel repository site at Yucca Mountain, Nevada. The potential site, however, has encountered substantial public and political opposition and litigation and the DOE has publicly stated that it may be unable to construct such a repository in a timely manner. The Company is unable to predict whether and on what schedule the DOE will eventually construct a repository and what the effect will be on the Company.

        Published reports have discussed the possibility that adverse health effects may be caused by electromagnetic fields associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. This topic is discussed more fully in the Environmental section of
Item 7.

Number of Employees

        The Company had 4,404 full-time and 14 part-time employees as of the end of 1993, 2,775 of which are represented by two locals of the Utility Workers Union of America, AFL-CIO. The current four-year labor contract in effect with the locals is scheduled to expire in May 1994. Labor contract negotiations began in early February 1994 and the Company anticipates favorable resolution of these negotiations.

(d) Financial Information about Foreign and Domestic Operations
- ---------------------------------------------------------------
and Export Sales
- ----------------

        See Principal Products and Services for information regarding the geographical area served by the Company and revenues by class for the last three years.

(e) Additional Information
- --------------------------

Regulation

        The Company and its wholly-owned subsidiary, Harbor Electric Energy Company (HEEC), operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for electricity, financing, investing and accounting. In addition, the Federal Energy Regulatory Commission
(FERC) has jurisdiction over various phases of the Company's business including rates for power sold at wholesale for resale, facilities used for the transmission or sale of such power, certain issuances of short-term debt and regulation of the system of accounts. The Company's subsidiary BETG and its subsidiaries are not subject to such regulation.

        Recent requirements imposed on the Company by the DPU are discussed under Competitive Conditions of this item and Non-Utility Generator Purchase Contracts in Item 2.

        The Company is required to submit to the DPU annual performance standards applicable to its generating units and other units from which the Company purchases power under long-term contracts. The Company provides quarterly generating unit performance progress reports to the DPU. The DPU has the right to reduce subsequent fuel clause billings if it finds that the Company has been unreasonable or imprudent in the operation of its generating units or in the procurement of fuel.

        In 1993 the Company received a generating unit performance order from the DPU for the performance period November 1990 through October 1991. The order required the Company to make refunds to its customers due to its not meeting certain performance standards. A subsequent order was received from the DPU in February 1994 for the performance period November 1991 through October 1992. The Company is currently assessing the potential customer refunds associated with missed performance goals. The Company has not yet received an order from the DPU for the performance period November 1992 through October 1993. The Company believes that its current provision for refunds will be sufficient to cover all potential refunds.

        The NRC has broad jurisdiction over the siting, construction and operation of nuclear reactors with respect to public health and safety, environmental matters and antitrust considerations. A license granted by the NRC may be revoked, suspended or modified for failure to construct or operate a facility in accordance with its terms. The Company currently holds an operating license for Pilgrim Station which was issued in 1972 and expires in 2012.

        Continuing NRC review of existing regulations and certain operating occurrences at other nuclear plants have periodically resulted in the imposition of additional requirements for all domestic nuclear plants, including Pilgrim Station. NRC inspections and investigations may result in the issuance of notices of violation. These notices may be accompanied by orders directing that certain actions be taken or by the imposition of monetary civil penalties. In addition, the Company might undertake certain actions in regard to Pilgrim Station at the request or suggestion of its insurers or the Institute of Nuclear Power Operations (INPO), a voluntary association of nuclear utilities dedicated to the promotion of safety and reliability in the operation of nuclear power plants.

        Nuclear power continues to be a subject of political controversy and public debate manifested from time to time in the form of requests for various kinds of federal, state and local legislative or regulatory action, direct voter initiatives or referenda or litigation. The Company cannot predict the extent, cost or timing of any modifications to Pilgrim Station which might be required in the future as a result of additional regulatory or other requirements nor can it determine the effect of such future requirements on the continued operation of Pilgrim Station. The Company continues to evaluate the operation of the station from the standpoint of safety, reliability and economics and believes that such continued operation is in the best interests of the Company and its customers.

Capital Expenditures and Financings

        The Company's most recent estimate of capital expenditures, allowance for funds used during construction (AFUDC), long-term debt maturities and sinking fund requirements for the years 1994 through 1998 are as follows:


(in thousands)          1994     1995     1996        1997      1998
- --------------------------------------------------------------------
Capital
 expenditures (1)   $201,000 $206,000 $184,000    $181,000  $172,000
AFUDC (2)              6,000    4,000    4,000       5,000     5,000
Long-term debt             -  100,600  101,600     101,600   101,600
Preferred stock
 sinking fund          2,000    2,000    2,000       2,000     2,000
====================================================================

(1) Excludes estimated nuclear fuel expenditures of $19,000, $9,000, $23,000, $12,000 and $25,000, respectively and capitalized DSM expenditures.

(2) Excludes estimated AFUDC on nuclear fuel of approximately $1,000 per year. The estimated AFUDC rate varies from 4.0% to 6.5%.


        The Company conducts a continuing review of its capital expenditure and financing programs. These programs and the estimates shown above are therefore subject to revision due to changes in environmental standards, regulatory requirements, availability and cost of capital, interest rates and other assumptions. In addition, depending upon the outcome of certain air quality modeling studies, the Company may be required to make additional expenditures by 1999 in order to comply with the provisions of the 1990 Clean Air Act Amendments. The extent of any additional expenditures is uncertain at this time.

        Capital expenditures in 1993 were approximately $247 million and consisted primarily of additions to the Company's transmission and distribution systems and fossil and nuclear generation facilities. Significant projects included spending for transmission and distribution of approximately $13 million for the replacement of electric system property, $9 million for a new substation and $7 million for a new energy control system. Capital spending for fossil generation facilities included approximately $24 million for environmental modifications at New Boston Station as described in the Environmental section of Other Matters in Item 7. Expenditures in 1993 for Pilgrim Station included approximately $32 million to improve efficiencies and meet regulatory requirements and $8 million for a new administrative building. Funds generated internally represented approximately 74%, 90% and 89% of capital expenditures in 1993, 1992 and 1991, respectively. It is expected that a significant portion of future capital expenditures will be funded internally.

        The Company intends to continue spending significant amounts on its DSM programs. The Company spent approximately $53 million on these programs in 1993, of which $37 million was capitalized and is being collected from customers over six years in accordance with the Company's 1992 settlement agreement. See the Liquidity and Outlook for the Future sections in Item 7 for further discussion regarding the Company's DSM programs.

        In 1993 the DPU approved a financing plan allowing the Company to issue up to $1.1 billion in securities through 1994 and to use the proceeds to refinance long-term securities and short-term debt. See Note F to the consolidated financial statements in Item 8 for specific information relating to the Company's financing activities.

Item 2.  Properties and Power Supply
- ------------------------------------

Company-Owned Facilities

    The Company's total installed electric generation capacity as of December 31, 1993 is as follows:

                                        Installed
                                        Capacity               Year
Unit                    Location          (MW)      Type       Installed
- -------------------------------------------------------------------------
Pilgrim Nuclear         Plymouth, MA      678       Nuclear    1972
 Power Station

New Boston Station      South Boston, MA  718       Fossil     1965-1967
 Units 1 and 2

Mystic Station          Everett, MA
 Units 4-5-6                              469       Fossil     1957-1961
 Unit 7                                   617       Fossil     1975

Combustion turbine      Various           239       Fossil     1966-1971
 generators (ten)
=========================================================================

        All of the Company's steam fossil fuel-fired electric generating units are located at tide water and have access to fuel oil storage and/or natural gas or oil pipelines from nearby suppliers.

        The Company is also a 5.888% joint owner in W.F. Wyman Unit 4. The 619 MW oil-fired unit located in Yarmouth, Maine began operations in 1978 and is operated by Central Maine Power Company.

        Additional electric generation capacity is available to the Company through its contractual arrangements with other utilities and non-utilities and its participation in the New England Power Pool as further described in this item.

        As of December 31, 1993 the Company's transmission system was comprised of approximately 362 miles of overhead circuits operating at 115,000, 230,000 and 345,000 volts and approximately 155 miles of underground circuits operating at 115,000 and 345,000 volts. The substations supported by these lines consist of 42 transmission or combined transmission and distribution substations with transformer capacity of 10,025 megavolt amperes (MVA), 71 distribution substations with transformer capacity of 1,238 MVA and 18 primary network units with 88 MVA capacity. In addition, high tension service was delivered to 231 customers' substations. The overhead distribution system covers approximately 4,652 miles of streets and the underground distribution system extends through approximately 892 miles of streets. HEEC, the Company's regulated subsidiary, has a distribution system that consists principally of a 4.09 mile 115Kv submarine distribution line and a temporary substation which is located on Deer Island in Boston, Massachusetts.

        The Company's significant items of property consist of electric generating stations, substations and certain service centers and are generally located on Company-owned land, with certain exceptions as set forth in the Company's First Mortgage Bond Indenture and its supplements. The Company's high-tension transmission lines are generally located on land either owned by the Company or subject to easements in its favor. The Company's low-tension distribution lines and fossil fuel pipelines are located principally on public property under permission granted by local or state authorities.

        The Massachusetts Energy Facilities Siting Board (EFSB) must approve Company plans for the construction of certain new generation or transmission facilities based upon findings that such facilities are consistent with state public health, environmental protection and resource use and development policies. The Company currently has no proceedings before the EFSB.

Long-Term Power Contracts

        Refer to Note K to the consolidated financial statements in Item 8 for further information regarding the following contracts. The Company also has short-term agreements with several other utilities for varying periods for purchases of system and unit power, for sales of Company system and unit power and for transmission services.

Utility Purchase Contracts:
- ---------------------------

        The Company has a contract with a subsidiary of Commonwealth Energy System and two other utilities in which the participants are sharing in equal amounts the output of an oil-fired electric generation plant. The Company is obligated to pay 25% of the unit's fixed and operating costs plus an annual return over a period of approximately 33 years for its proportionate share of generation.

        The Company has two long-term purchased power contracts with the Massachusetts Bay Transit Authority (MBTA) for the availability of two of the MBTA's jet turbines. The MBTA retains the right to utilize the jets for its own emergency use and for testing purposes but the Company retains New England Power Pool credit for their capacity and output.

        The Company owns 9.5% of the common stock of Connecticut Yankee Atomic Power Company, which operates a nuclear generating unit. The Company is entitled to receive 9.5% of the unit's output and is obligated to pay Connecticut Yankee 9.5% of its fixed and operating costs plus an annual return on investment.

Non-Utility Generator Purchase Contracts:
- -----------------------------------------

        The Company currently purchases approximately 500 MW of capacity and associated energy from non-utility generators. A majority of these purchases are from Ocean State Power and Northeast Energy Associates. In 1993 the L'Energia facility located in Lowell, Massachusetts was declared commercial and the Company began purchasing electricity from this unit under a twenty-year agreement. In addition, the Company is purchasing power from two small hydro facilities, and began purchasing capacity and energy from the MassPower facility located in Springfield, Massachusetts in January 1994.


        In June 1993 the DPU ordered the Company to purchase 132 MW of power from Altresco Lynn, LP, an independent power producer, starting as early as 1995. The Company opposes this order since it does not believe it needs any new power for several years. In July 1993 the Company asked the Massachusetts Supreme Judicial Court to reverse the order. The Court has not yet ruled on the Company's request. The Company has supported an appeal filed by other interested parties of the Energy Facilities Siting Board's conditional approval of Altresco Lynn's project. In February 1994 Altresco Lynn alleged that the Company's actions in opposing the project were improper and that it may seek to hold the Company responsible for any resulting damages.

Sales Contracts:
- ----------------

        The Company has agreements with Montaup Electric Company, a subsidiary of Eastern Utilities Associates, and with Commonwealth Electric Company, a subsidiary of Commonwealth Energy System, under which Montaup and Commonwealth each purchase 11% of the capacity and corresponding energy of Pilgrim Station and pay 11% of the unit's fixed and operating costs plus an annual return. Montaup and Commonwealth have also agreed to indemnify the Company to the extent of 11% each of all loss, liability or damage not covered by insurance resulting from the operation, condemnation, shutdown or retirement of the unit. In addition, the Company has similar agreements with multiple municipal electric companies for a total of 3.7% of the capacity and corresponding energy of Pilgrim Station.

New England Power Pool

        The Company is a member of the New England Power Pool (NEPOOL), a voluntary association of electric utilities in New England responsible for the coordination, monitoring and directing of the operations of the major generating and transmission facilities in the region. To assume maximum benefits of power pooling, the electric facilities of all member companies are operated by NEPOOL as if they were a single power system. This is accomplished through the use of a central dispatching system that uses the lowest cost generating and transmission equipment available at any given time. This operation is the responsibility of NEPOOL's central dispatch center, the New England Power Exchange (NEPEX). As a result of its participation in NEPOOL, the Company's operating revenues and costs are affected to some extent by the operations of the other members.

        The table below sets forth certain information as of the date of the Company's 1993 summer and 1993-1994 winter peak loads:

                                        January 19, 1994    July 7, 1993
                                        (Winter 1993-94)    (Summer 1993)
- ------------------------------------------------------------------------
NEPEX utilities installed capacity:
   Seasonal maximum rating              25,529 MW           24,368 MW
   Seasonal normal rating               25,232 MW           24,160 MW
NEPEX peak load (estimate)              19,422 MW           19,570 MW
Company territory peak load              2,474 MW            2,662 MW
========================================================================

        The Company's net capacity was 3,663 MW at its summer peak and 3,533 MW at is winter peak. Its corresponding NEPOOL capacity obligations were estimated to be 3,190 MW and 3,289 MW, respectively.

        In 1983 the NEPOOL participants signed an agreement, known as Phase I, with Hydro-Quebec of Canada to provide up to three million MWH of hydro-electric power annually to NEPOOL from 1986-1997. In 1985 a second agreement, known as Phase II, was made between NEPOOL and Hydro-Quebec to provide an additional seven million MWH of hydro-electric power annually for ten years. This agreement required expansion of the existing 690 MW Phase I interconnection.
The Company and other New England electric utilities entered into an agreement to expand the interconnection with the Hydro-Quebec system of Canada to 2,000 MW.

        The Phase II facilities began full commercial operation up to the 2,000 MW level in July 1991. The price of this energy is based on the average cost of fossil fuel in New England for the previous year. The contract price for the first five years is 80% of that average, and for the second five years will be 95% of that average. The Company receives capacity credit through NEPOOL for approximately 11% of the generation equivalent of the total Hydro-Quebec interconnection.

        The Company has an approximately 11% equity ownership interest in the two companies which constructed the Phase II facilities. All equity participants are required to guarantee, in addition to their own share, the total obligations of those participants not meeting certain credit criteria. Amounts so guaranteed by the Company were approximately $22 million at December 31, 1993.

        As a result of the continuing additions to New England generating capacity and minimally increasing energy requirements, the dispatching of Company-owned generating facilities by NEPEX may be affected.

Item 3.  Legal Proceedings
- --------------------------

        In March 1991 the Company was named in a lawsuit brought in the United States District Court for the District of Massachusetts alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by the Company's 1988 reduction in force. Legal counsel is vigorously defending this case. Based on the information presently available, the Company does not expect that this litigation will have a material impact on the Company's financial condition. However, an unfavorable decision ordered against the Company could have a material impact on quarterly earnings.

        See also Item 1, Environmental Matters and Note H to the consolidated financial statements in Item 8 for a discussion of legal issues involving hazardous waste sites.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

        There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

Executive Officers of the Registrant
- ------------------------------------

The names, ages, positions and business experience during the last five years of all the executive officers of Boston Edison Company and its subsidiaries as of March 1, 1994 are listed below. There are no family relationships between any of the officers of the Company, nor any arrangement or understanding between any Company officer and another person pursuant to which the officer was elected. Officers of the Company hold office until the first meeting of the directors following the next annual meeting of the stockholders and until their respective successors are chosen and qualified.




                                  Business Experience
Name, Age and Position            During Past Five Years
- -----------------------           ----------------------
Bernard W. Reznicek, 57           Chairman of the Board and Chief
Chairman of the Board and         Executive Officer (since 1993),
Chief Executive Officer           formerly Chairman, President
                                  and Chief Executive Officer
                                  (1992-1993), President and
                                  Chief Executive Officer
                                  (1990-1992) and President and
                                  Chief Operating Officer
                                  (1987-1990).  Director (since
                                  1987).  Chairman of the Board,
                                  Chief Executive Officer and
                                  Director, Harbor Electric
                                  Energy Company, Boston Energy
                                  Technology Group, TravElectric
                                  Services Corp. and Ener-G-
                                  Vision, Inc.


Thomas J. May, 46                 President and Chief Operating Officer
President and Chief               (since 1993), formerly Executive Vice
Operating Officer                 President (1990-1993) and
                                  Senior Vice President (1987-
                                  1990).  Director (since 1991).
                                  President, Chief Operating
                                  Officer and Director, Harbor
                                  Electric Energy Company;
                                  President and Director, Boston
                                  Energy Technology Group;
                                  Director, TravElectric Services
                                  Corp., Ener-G-Vision, Inc. and
                                  REZ-TEK International Corp.

                                  Business Experience
Name, Age and Position            During Past Five Years
- ----------------------            -----------------------
George W. Davis, 60               Executive Vice President (since
Executive Vice President          1992), responsible for all
                                  power supply and delivery operations.
                                  Director (since 1991).  Senior
                                  Vice President - Nuclear (1990-
                                  1992).  Vice President -
                                  Nuclear Administration (1989-
                                  1990).

E. Thomas Boulette, 51            Senior Vice President - Nuclear
Senior Vice President - Nuclear   (since 1993).  Vice President -
                                  Nuclear Operations and Station
                                  Director (1992-1993).  Vice
                                  President - Operations (1989-
                                  1992) and Plant Manager (1988-
                                  1989) of Maine Yankee Atomic
                                  Power Company.

Cameron H. Daley, 48              Senior Vice President - Power
Senior Vice President -           Supply (since 1989).
Power Supply                      Vice President - Power
                                  Production (1982-1989).

John J. Desmond, III, 60          Senior Vice President - Legal (since
Senior Vice President - Legal     1992).  Vice President and
                                  General Counsel (1985-1992).

L. Carl Gustin, 50                Senior Vice President - Marketing &
Senior Vice President -           Corporate Relations
Marketing &                       (since 1989).
Corporate Relations               Vice President - Corporate Relations
                                  (1986-1989).


John J. Higgins, Jr., 61          Senior Vice President - Human Resources
Senior Vice President -           (since 1990).
Human Resources                   Vice President - Human
                                  Resources (1988-1990).

Ronald A. Ledgett, 55             Senior Vice President - Power
Senior Vice President - Power     Delivery (since 1991).
Delivery                          Director,
                                  Special Projects (1989-1991).

                                  Business Experience
Name, Age and Position            During Past Five Years
- ----------------------            ----------------------
Charles E. Peters, Jr., 42        Senior Vice President - Finance
Senior Vice President - Finance   (since 1991).  Chief Financial
                                  Officer and Senior Vice
                                  President of Genrad, Inc.
                                  (1985-1991).  Vice President,
                                  Treasurer and Director, Harbor
                                  Electric Energy Company;
                                  Treasurer and Director, Boston
                                  Energy Technology Group;
                                  Director, TravElectric Services
                                  Corp., Ener-G-Vision, Inc. and
                                  REZ-TEK International Corp.

Marc S. Alpert, 49                Vice President and Treasurer (since
Vice President and Treasurer      1988).  Assistant Treasurer,
                                  Harbor Electric Energy Company
                                  and Boston Energy Technology
                                  Group.

Robert J. Weafer, Jr., 47         Vice President, Controller and
Vice President, Controller        Chief Accounting Officer
and Chief Accounting Officer      (since 1991).  Controller and Chief
                                  Accounting Officer (1988-1991).

Theodora S. Convisser, 46         Clerk of the Corporation (since
Clerk of the Corporation          1986).  Clerk of Harbor
                                  Electric Energy Company, Boston
                                  Energy Technology Group,
                                  TravElectric Services Corp.,
                                  Ener-G-Vision, Inc. and REZ-TEK
                                  International Corp.

                                    Part II

Item 5.  Market for the Registrant's Common Stock and Related
- -------------------------------------------------------------
Stockholder Matters
- -------------------
(a) Market Information
- ----------------------

    The Company's common stock is listed on the New York and Boston Stock Exchanges.

   Following are the reported high and low sales prices of the Company's common stock on the New York Stock Exchange as reported daily in the Wall Street Journal for each of the quarters in 1993 and 1992:

                                 1993                        1992
- ------------------------------------------------------------------------
                           High        Low            High         Low
- ------------------------------------------------------------------------
First quarter            $30 1/2     $26 3/8        $24 5/8      $22 1/8
Second quarter            30 7/8      27 7/8         26           22 3/8
Third quarter             32 5/8      29 3/4         26 7/8       24 7/8
Fourth quarter            32 1/4      27 7/8         28 1/4       24 3/4
========================================================================

(b) Holders
- -----------

    As of December 31, 1993, the Company had 42,392 holders of record of its common stock (actual count of record holders).

(c) Dividends
- -------------

    Following are the dividends declared per share of common stock for each of the quarters in 1993 and 1992:

                                       1993                        1992
- -----------------------------------------------------------------------
First quarter                        $0.425                      $0.410
Second quarter                        0.425                       0.410
Third quarter                         0.425                       0.410
Fourth quarter                        0.440                       0.425
=======================================================================

Item 6.  Selected Financial Data
- --------------------------------

    The following table summarizes five years of selected consolidated financial data of the Company (in thousands, except per share data).


                             1993            1992         1991          1990         1989
- ---------------------------------------------------------------------------------------------------
Operating
 revenues                $1,482,253       $1,411,753   $1,354,501   $1,314,440     $1,339,956
Net income/
 (loss)                     118,218          107,298       94,670       79,616(a)     (16,135)(b)
Earnings/(loss)
 per common
 share                         2.28             2.10         1.96         1.60(a)       (0.88)(b)
Total assets              3,477,299        3,294,234    3,119,285    3,012,589      2,876,691
Long-term debt            1,272,497        1,091,073    1,136,765    1,074,025        948,839
Redeemable
 preferred/
 preference
 stock                      221,000          221,000      221,333      221,333        221,333
Cash dividends
 declared per
 common share                 1.715            1.655        1.595        1.535          1.745
===================================================================================================

(a) Before cumulative effect of change in accounting principle ($15,824 or $0.41 per common share).

(b) Includes $106,280 or $2.78 per common share loss applicable to rate and contract settlements.



Item 7.  Management's Discussion and Analysis
- ---------------------------------------------

REGULATORY PROCEEDINGS

Retail settlement agreements

Effective November 1992 our state regulators, the Massachusetts Department of Public Utilities, approved a three-year settlement agreement. This agreement provides us with retail rate increases, allows for the recovery of demand side management
(DSM) conservation program expenditures, specifies certain accounting adjustments and clarifies the timing and recognition of certain expenses. The agreement also sets a limit on our rate of return on common equity of 11.75% for 1993 through 1995, excluding any penalties or rewards from performance incentives.

     The retail rate increases consist of a new annual performance adjustment charge effective November 1992 and two additional rate increases of $29 million effective November 1993 and November 1994. The performance adjustment charge varies annually based upon the performance of our Pilgrim Nuclear Power Station. This charge is further described in our discussion of financial condition.

     Our 1993 results of operations were affected by the recovery of DSM program expenditures, accounting adjustments and timing and recognition of certain expenses as further described in the following Results of Operations section.

     Our state regulators approved a previous three-year settlement agreement effective November 1989. That agreement also provided us with retail rate increases and specified certain accounting adjustments. The 1989 agreement primarily affected our results of operations through 1992.

RESULTS OF OPERATIONS

1993 VERSUS 1992

Earnings per common share were $2.28 in 1993 and $2.10 in 1992. The increase in earnings is primarily the result of an annual rate increase effective November 1992, lower purchased power expense due to a long-term contract expiration, no amortization of deferred cancelled nuclear unit costs and lower interest expense. These positive changes were partially offset by higher operations and maintenance expense and higher income tax and property tax expenses.

Operating revenues

Operating revenues increased 5% over 1992 as follows:

(in thousands)
- ------------------------------------------------------------
Retail electric revenues                             $70,837
Demand side management revenues                       33,601
Wholesale and other revenues                          (2,794)
Short-term sales revenues                            (31,144)
- ------------------------------------------------------------
     Increase in operating revenues                  $70,500
============================================================

   Retail electric revenues increased $70.8 million.  The
November 1992 and 1993 rate increases resulted in $40.6 million of additional revenues in 1993. Fuel and purchased power revenues increased $29.5 million over 1992, partly due to lower revenues received from short-term power sales as discussed below.

   We began recovery of certain demand side management program costs, lost base revenues and incentives in August 1992. Our 1993 revenues provided $45.9 million related to 1991, 1992 and 1993 DSM programs. Our 1992 revenues of $12.3 million related primarily to 1991 programs.

   The decrease in wholesale and other revenues reflects an estimated provision for refunds to customers of approximately $8 million as a result of orders from our state regulators on our generating unit performance program.

   Lower short-term power sales revenues were a result of changes in our generation availability and the needs of short-term power purchasers. All revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and have no effect on earnings.

Operating expenses

Fuel expense decreased $19.5 million primarily due to a 21.5% decrease in generation, resulting from planned overhauls of our fossil plants. Interchange purchases increased due to the lower generation, resulting in a $7.5 million net increase in purchased power expense. The net increase also reflects savings of approximately $10 million from a long-term purchased power contract that expired in October 1993. Both our fuel and purchased power expenses are substantially fully recoverable through fuel and purchased power revenues.

   Other operations and maintenance expense increased 7.1% primarily due to increases in employee benefits and nuclear production expenses. Postretirement benefits expense increased by $7 million primarily as a result of the adoption of a new accounting standard and pension expense increased by $5 million; both are provided for in our 1992 settlement agreement and further explained in Note I to the consolidated financial statements. A refueling outage at Pilgrim Station in 1993 resulted in higher nuclear production expenses.

   Depreciation and amortization expense increased in 1993 primarily due to a higher annual decommissioning charge for Pilgrim Station effective November 1992 provided by the 1992 settlement agreement. The new charge is based on a 1991 estimate of decommissioning costs as further discussed in Note D to the consolidated financial statements. In addition, the effect of lower depreciation rates implemented in accordance with the settlement agreement was offset by the effect of a higher depreciable plant balance.

   In accordance with our 1992 settlement agreement we did not expense any of the $19 million of remaining deferred costs associated with the cancelled Pilgrim 2 nuclear unit in 1993. We will expense the remaining costs in 1994 and/or 1995.

   Amortization of deferred nuclear outage costs includes amounts related to the 1993 and 1991 refueling outages at Pilgrim
Station. In 1993 we deferred approximately $14 million of refueling outage costs. We began to amortize these costs in June 1993 over five years are approved in the 1992 settlement agreement.

   The increase in demand side management programs expense is consistent with the increase in DSM revenues. DSM expense includes some costs recovered over a twelve month period and other costs recovered over six years. We began to recover previously deferred DSM expenses in August 1992. In 1993 we expensed and collected from customers approximately $30 million of deferred 1991, 1992 and 1993 program costs. Over six years we are expensing and collecting from our customers $11 million of costs capitalized in 1992 and $37 million of costs capitalized in 1993. The 1993 expense related to these capitalized costs was $7 million.

   Municipal property and other taxes increased in 1993 due to the absence of tax abatements. In 1992 property taxes were reduced by $10.4 million of tax abatements in accordance with our 1989 settlement agreement.

   Our effective annual income tax rate for 1993 was 23.4% vs. 8.7% for 1992. Both rates were significantly reduced by adjustments to deferred income taxes of $20 million in 1993 and $23 million in 1992 made in accordance with the 1992 and 1989 settlement agreements. The 1992 rate was also reduced due to tax benefits of approximately $7 million resulting from mandated payments made in accordance with the 1989 agreement. Our adoption of a new accounting standard for income taxes in 1993 did not significantly affect earnings. We expect our effective tax rate to be close to the statutory rate in 1994.

Interest charges and preferred and preference dividends

Total interest charges decreased $3.8 million in 1993. Interest on long-term debt decreased primarily due to the refinancing of substantially all our first mortgage bonds in 1993 at lower interest rates, partially offset by higher amortization of redemption premiums. Other interest charges decreased due to a lower short-term debt level and lower short-term interest rates. Allowance for funds used during construction (AFUDC), which represents the financing costs of construction, decreased as a result of a lower AFUDC rate related to lower short-term interest rates.

   Preferred and preference dividends decreased 5% due to the replacement of a preferred and a preference stock issue with less costly issues of preferred stock.

1992 VERSUS 1991

Earnings per common share were $2.10 in 1992 and $1.96 in 1991. The increase in earnings is primarily the result of a rate increase effective November 1991, incentive revenues earned from the performance of Pilgrim Station and lower income tax and interest expenses. These increases were partially offset by higher operations and maintenance and property tax expenses. We also had a one-time charge in 1992 for costs incurred for a deferred generating plant project.

Operating revenues

Operating revenues increased 4.2% over 1991 as follows:
(in thousands)
- -------------------------------------------------------------
Retail electric revenues                              $27,672
Demand side management revenues                        12,343
Wholesale and other revenues                            1,881
Short-term sales revenues                              15,356
- -------------------------------------------------------------
    Increase in operating revenues                    $57,252
=============================================================

     Retail electric revenues increased $27.7 million. We received a $25 million rate increase effective November 1991 as part of the 1989 settlement agreement. We also earned $8.2 million in incentive revenues in 1992 as a result of Pilgrim Station's capacity factor exceeding its target set in the agreement. Fuel and purchased power revenues decreased approximately $5 million due to higher purchased power costs more than offset by higher revenues received from short-term power sales as discussed below.

     In 1992 we began to receive revenues for the recovery of certain DSM program costs, lost base revenues and incentives.
The 1992 revenues relate primarily to 1991 DSM programs.

     Our short-term power sales increased in 1992 as a result of our high generating unit availability and the greater power needs of other New England utilities. All revenues from short-term sales served to reduce fuel and purchased power billings to retail customers and had no effect on earnings.

Operating expenses

Purchased power expense increased $18 million in 1992 due to new long-term purchased power contracts. Both our fuel and purchased power expenses are substantially fully recoverable through fuel and purchased power revenues.

   Other operations and maintenance expense increased 2.3% due primarily to increases in employee benefit expenses and bad debts.

   Amortization of deferred nuclear outage costs in 1992 and 1991 includes amounts primarily related to the 1991 refueling outage at Pilgrim Station. In 1991 we deferred approximately $23 million of refueling outage costs. We began to expense these costs over five years in September 1991 as approved by our state regulators.

   Municipal property and other taxes increased 21% primarily due to a reduction in residential and commercial real estate values caused by the depressed economy. This resulted in higher tax rates applied to our personal property values. In accordance with our 1989 settlement agreement, municipal property tax expenses were reduced by tax abatements of $10.4 million in 1992 and $13.6 million in 1991.

   Our effective annual income tax rate for 1992 was 8.7% vs. 16.5% for 1991. Both rates were significantly reduced by adjustments to deferred income taxes of $23 million in 1992 and $13 million in 1991 made in accordance with the 1989 settlement agreement. We also received tax benefits in both years as a result of payments mandated by the agreement.

Other income and expense

In 1992 we expensed $8 million of costs previously invested in the proposed Edgar Energy Park generation project. This project was deferred indefinitely as additional generating capacity is not expected to be needed for several years.

Interest charges and preferred and preference dividends

Total interest charges decreased 4.6% primarily due to lower interest rates on our average short-term borrowings. AFUDC decreased 12.7% due to a lower AFUDC rate related to lower short-term interest rates.

   Preferred and preference dividends decreased approximately $1 million primarily due to the replacement of two preference stock series with less costly issues of preferred stock.

Earnings per share

Net income increased 13%. However, earnings per common share for 1992 increased only 7%, reflecting an increase in the weighted average number of common shares outstanding primarily a result of our 1991 and 1992 common stock issuances.

FINANCIAL CONDITION

Our 1992 settlement agreement provides us with increased revenues from retail customers over the three-year period ending October 1995. Additionally, a long-term purchased power contract with annual charges of approximately $60 million expired in October 1993 with no related change in revenues. We are limited to an annual rate of return on equity during the three-year period of 11.75%, excluding any penalties or rewards from performance incentives.

   Our continued ability to achieve or exceed the 11.75% rate of return on equity will be primarily dependent upon our ability to control costs and to earn performance incentives from generation performance mechanisms specified in both the 1989 and 1992 settlement agreements. The most significant impact that incentives can have on our financial results is based on Pilgrim Station's annual capacity factor. Effective November 1993 an annual capacity factor between 60% and 68% will provide us with approximately $45 million of revenues through the performance adjustment charge. For each percentage point increase in capacity factor above 68%, annual revenues will increase by $670,000. For each percentage point decrease in capacity factor below 60% (to a minimum of 35%) annual revenues will decrease by $770,000. Pilgrim's capacity factor for the performance year ending October 1994 is expected to be approximately 81% (assuming normal operating conditions), an increase over the 66% capacity factor achieved in the performance year ended October 1993, as no refueling outage is scheduled for 1994. We earned approximately $40 million in performance charge revenues in the performance year ended October 1993.

   Our fossil generation unit performance can provide an increase or decrease of up to $4 million in revenues in each performance year, however, we do not expect any revenue adjustments from this mechanism.

LIQUIDITY

We meet our plant expenditure cash requirements primarily with internally generated funds. These funds (excluding payments made related to settlement agreements) provided for 74%, 90% and 89% of our plant expenditures in 1993, 1992 and 1991, respectively. Our current estimate of plant expenditures for 1994 is $233 million, including $20 million of nuclear fuel additions. These expenditures will be used primarily to maintain and improve existing transmission, distribution and generation facilities. We also estimate capitalizable DSM expenditures to be $38 million in 1994, which will be collected from customers over six years. We do not expect plant expenditures, excluding nuclear fuel and DSM, to vary significantly from the 1994 amount in the four years thereafter. We have long-term debt and preferred stock payment requirements of $2 million in 1994, $102.6 million in 1995, and $103.6 million per year in 1996 through 1998.

   External financings continue to be necessary to supplement our internally generated funds, primarily the issuance of short-term commercial paper and bank borrowings. We currently have authority from our federal regulators to issue up to $350 million of short-term debt. We have a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At December 31, 1993 we had $204.1 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1993 our state regulators approved a financing plan allowing us to issue up to $1.1 billion in securities through 1994 and to use the proceeds to refinance long-term securities and short-term debt. At December 31, 1993 we had $245 million remaining authorized to be issued under the plan which can be used to issue common stock, preferred stock and long-term debt. As a result of our refinancing activities in 1993 we expect to realize annualized savings of approximately $11.5 million. Refer to Note F to the consolidated financial statements for specific information relating to our recent financing activities.

OUTLOOK FOR THE FUTURE

Electricity sales

A significant portion of our electricity sales are made to commercial customers rather than industrial customers. As a result our sales have been only moderately impacted by the decline in the local
Massachusetts economy. Our retail sales increased 1.2% in 1993 and we anticipate only slight growth in retail sales in the near term.

   Implementation of DSM programs, which are designed to assist customers in reducing electricity use, will result in lower growth in electricity sales. The 1992 settlement agreement established annual DSM spending levels over $50 million through 1994. The agreement provides for collection from customers of certain costs primarily in the year incurred and others over a six-year period. We are also provided with incentives and recovery of lost revenues based on the actual reduction in customer electricity usage from these programs and a return on the costs that we recover over six years.

Competition

As we are operating in a time of increasing competition from other electric utilities and non-utility generators to sell electricity for resale, we have secured long-term power supply agreements with our four wholesale customers. Through these agreements our rates are set principally through the year 2002. We also obtained a new wholesale customer in 1993 for which we will provide up to 30 megawatts of contract demand power for ten years beginning November 1994.

   Our state regulators require utilities to purchase power from qualifying non-utility generators at prices set through a bidding process. In June 1993 our state regulators ordered us to purchase 132 megawatts of power from an independent power producer, starting as early as 1995. We oppose this order since we do not believe we need any new power for several years. In July 1993 we asked the Massachusetts Supreme Judicial Court to reverse the order. We are currently awaiting a decision from the court. In addition, our state regulators have created an integrated resource management (IRM) process in which electric utilities forecast their future energy needs and propose how they will meet those needs by balancing conservation programs with all other supplies of energy. We will submit an IRM filing in March 1994.

   Direct competition with other electric utilities for retail electricity sales is still subject to substantial limitations, but these limitations may be reduced in the future. In 1993 we announced our goal of not seeking additional rate increases, other than those provided in the 1992 settlement agreement, for our residential, commercial and industrial customers until at least the year 2000. We plan to accomplish this by controlling costs and increasing operating efficiencies without sacrificing quality of service or profitability. The announcement reflects our strong commitment to be a competitively priced reliable provider of energy.

Non-utility business

In 1993 we created an unregulated subsidiary known as the Boston Energy Technology Group (BETG) following approval from our state regulators. We have authority to invest up to $45 million in this wholly-owned subsidiary over the next three years. BETG will engage in demand side management activities through its wholly-owned subsidiary Ener-G-Vision, Inc. and businesses involving electric transportation and the related infrastructure through its wholly-owned subsidiary TravElectric Services Corporation. We do not currently have a substantial investment in BETG and do not anticipate it significantly impacting our results of operations in the next several years.

   In January 1994 BETG acquired a substantial majority interest in the assets of REZ-TEK International, Inc., a manufacturer of ozone water treatment systems. The new entity, which will be known as REZ-TEK International Corp., will continue the business of producing a system that treats cooling water used in commercial and industrial air conditioning systems in an energy efficient and environmentally sound manner.

OTHER MATTERS

Environmental

We are subject to numerous federal, state and local standards with respect to air and water quality, waste disposal and other environmental considerations. These standards can require that we modify our existing facilities or incur increased operating costs.

   In 1991 we entered into a consent order with the Massachusetts Department of Environmental Protection (DEP) and other interested parties to undertake certain improvements in the emission control systems at New Boston Station. These improvements included the replacement of four existing chimney stacks with two taller stacks in order to improve the air quality in the vicinity of the station, and the installation of low nitrogen oxides burners. The capital cost of these modifications along with other associated improvements has been approximately $78 million through 1993 with an additional $3 million expected to complete these projects in 1994.

    New Boston Station has the ability to burn natural gas, oil or both. As part of the DEP consent order we also agreed to operate the station using natural gas as fuel for a minimum of nine months per year beginning in April 1992. Beginning in April 1995 we will be required to operate the station fueled exclusively by natural gas, except in certain emergency circumstances. We have made arrangements for a nine month supply of natural gas to the station until April 1995 and are currently in the process of negotiating with natural gas suppliers and transporters concerning the economics and availability of natural gas to New Boston on a year-round basis after that time. Year-round gas supplies are currently not available to the station and, as a result, the outcome of our negotiations with natural gas suppliers and transporters and the impact on the operation of New Boston Station are uncertain.

   The 1990 Clean Air Act Amendments will require a significant reduction in nationwide emissions of sulfur dioxide from fossil fuel-fired generating units. The reduction will be accomplished by restricting sulfur dioxide emissions through a market-based system of allowances. We believe that we will have allowances issued to us that are in excess of our needs and which may be marketable. Any gain from the sale of these may be subject to future regulatory treatment.
Other provisions of the 1990 Clean Air Act Amendments involve limitations on emissions of nitrogen oxides from existing generating units. Combustion system modifications made to New Boston and Mystic Stations, including the installation of the low nitrogen oxides burners at New Boston, will allow the units to meet the provisions of the 1995 standards. Depending upon the outcome of certain air quality modeling studies, additional emission reductions may also be required by 1999. The extent of any additional reductions and the cost of any further modifications is uncertain at this time.

   State regulations revised in 1993 require that properties where releases of hazardous materials occurred in the past be further cleaned up according to a timetable developed by the DEP. We are currently evaluating the potential costs associated with the cleanup of sites where we have been identified as the owner or operator.
There are uncertainties associated with these potential costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of certain other multi-party hazardous waste sites in Massachusetts and other states. At the majority of these other sites we are one of many potentially responsible parties and our alleged share of the responsibility is a small percentage. We do not expect any of our potential cleanup liabilities to have a material impact on financial condition, although provisions for cleanup costs could have a material impact on quarterly earnings.

   We presently dispose of low-level radioactive waste (LLW) generated at Pilgrim Station at licensed disposal facilities in Barnwell, South Carolina. As a result of developments which have occurred pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, our continued access to such disposal facilities has become severely limited and significantly increased in cost. Refer to Note D to the consolidated financial statements for further discussion regarding LLW disposal.

   In recent years a number of published reports have discussed the possibility that adverse health effects may be caused by electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Some scientific reviews conducted to date by several state and federal agencies have suggested associations between EMF and such health effects, while other studies have not substantiated such associations. We support further research into the subject and are participating in the funding of industry sponsored studies. We are aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities before regulators, or in requests for legislation or regulatory standards concerning EMF levels. We have not been significantly affected to date by these developments and cannot predict their potential impact on us, however, we continue to closely monitor all aspects of the EMF issue.

Litigation

In March 1991 we were named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by our 1988 reduction in force. Legal counsel is vigorously defending this case. Based on the information presently available we do not expect that this litigation or certain other legal matters in which we are currently involved will have a material impact on our financial condition. However, an unfavorable decision ordered against us could have a material impact on quarterly earnings.

Labor negotiations

We began negotiations involving our labor contracts in early February 1994. These contracts expire on May 15, 1994. We anticipate favorable resolution of these negotiations prior to that date.

New accounting pronouncements

We will adopt Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of 1994. Refer to Notes I and J to the consolidated financial statements for further discussion of these pronouncements.

ITEM 8.  Financial Statements and Supplementary Financial Information
- ---------------------------------------------------------------------

Consolidated Statements of Income

                                                          years ended December 31,
(in thousands, except earnings per share)             1993           1992         1991
- ----------------------------------------------------------------------------------------
Operating revenues                                $1,482,253     $1,411,753   $1,354,501
Operating expenses:
   Fuel                                              176,366        195,873      200,912
   Purchased power                                   364,482        356,931      338,994
   Other operations and maintenance                  406,271        379,350      370,758
   Depreciation and amortization                     137,722        129,045      126,151
   Amortization of deferred cost of
    cancelled nuclear unit                                 0         24,381       24,381
   Amortization of deferred nuclear
    outage costs                                       6,546          4,901        2,443
   Demand side management programs                    37,504          8,221        1,674
   Taxes - property and other                         93,102         80,426       66,216
   Income taxes                                       34,941         11,725       17,111
- ----------------------------------------------------------------------------------------
     Total operating expenses                      1,256,934      1,190,853    1,148,640
- ----------------------------------------------------------------------------------------
Operating income                                     225,319        220,900      205,861
Other income (expense), net                              589         (2,074)       5,684
- ----------------------------------------------------------------------------------------
Operating and other income                           225,908        218,826      211,545
- ----------------------------------------------------------------------------------------
Interest charges:
   Long-term debt                                    104,375        106,850      108,912
   Other                                               9,778         12,525       16,947
   Allowance for borrowed funds used
    during construction                               (6,463)        (7,847)      (8,984)
- ----------------------------------------------------------------------------------------
     Total interest charges                          107,690        111,528      116,875
- ----------------------------------------------------------------------------------------
Net income                                           118,218        107,298       94,670
Preferred and preference dividends provided           15,705         16,550       17,611
- ----------------------------------------------------------------------------------------
Balance available for common stock                $  102,513      $  90,748   $   77,059
========================================================================================

Common shares outstanding (weighted average)          44,959         43,144       39,348

Earnings per share of common stock                $     2.28      $    2.10   $     1.96
========================================================================================

Consolidated Statements of Retained Earnings
                                                          years ended December 31,
(in thousands)                                        1993          1992          1991
- ----------------------------------------------------------------------------------------
Balance at beginning of year                        $192,948       $174,477     $161,143
   Net income                                        118,218        107,298       94,670
- ----------------------------------------------------------------------------------------
     Subtotal                                        311,166        281,775      255,813
- ----------------------------------------------------------------------------------------
Cash dividends declared:
   Preferred stock                                    15,705         14,923        9,476
   Preference stock                                        0          1,953        8,135
   Common stock                                       77,169         71,951       63,725
- ----------------------------------------------------------------------------------------
     Subtotal                                         92,874         88,827       81,336
- ----------------------------------------------------------------------------------------
Balance at end of year                              $218,292       $192,948     $174,477
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
                                                                               December 31,
(in thousands)                                                 1993                   1992
- ---------------------------------------------------------------------------------------------
Assets
Property, plant and equipment, at
original cost:
   Utility plant in service                     $3,904,776             $3,629,727
     Less: accumulated depreciation              1,258,359  $2,646,417  1,177,294  $2,452,433
- ---------------------------------------------------------------------------------------------
   Nuclear fuel                                    273,867                270,420
     Less:  accumulated amortization               220,477      53,390    201,978      68,442
- ---------------------------------------------------------------------------------------------
   Construction work in progress                               144,835                182,458
- ---------------------------------------------------------------------------------------------
     Total                                                   2,844,642              2,703,333
Investments in electric companies, at equity                    24,292                 25,398
Nuclear decommissioning fund, at cost                           66,060                 50,871
Current assets:
   Cash and cash equivalents                        8,768                   3,947
   Accounts receivable                            171,098                 185,563
   Accrued unbilled revenues                       29,823                  28,564
   Fuel, materials and supplies, at
     average cost                                  79,381                  93,931
   Prepaid expenses and other                       9,738     298,808       6,644    318,649
- ---------------------------------------------------------------------------------------------
Deferred debits:
   Power contracts                                 36,275                  43,717
   Cancelled nuclear unit                          19,067                  19,067
   Nuclear outage costs                            25,524                  17,970
   Pension and postretirement costs                24,416                  10,449
   Redemption premiums                             59,116                  40,506
   Regulatory asset-income taxes, net              26,916                       0
   Other                                           52,183     243,497      64,274    195,983
- ---------------------------------------------------------------------------------------------
      Total assets                                         $3,477,299             $3,294,234
=============================================================================================

Capitalization and Liabilities
Common stock equity                                        $  876,479             $  840,312
Cumulative preferred stock:
   Non-mandatory redeemable series                            123,000                123,000
   Mandatory redeemable series                                 96,000                 98,000
First mortgage bonds                                           40,000                631,825
Sewage facility revenue bonds, net                             32,497                 24,248
Debentures                                                  1,200,000                385,000
Unsecured medium-term notes                                         0                 50,000
Current liabilities:
   Long-term debt/preferred
     stock due within one year                  $    2,000             $    6,800
   Notes payable                                   204,151                275,500
   Accounts payable                                144,760                154,251
   Interest accrued                                 25,467                 21,497
   Dividends payable                                22,696                 22,192
   Other                                            27,336    426,410      12,482    492,722
- ---------------------------------------------------------------------------------------------
Deferred credits:
   Power contracts                                  36,275                 43,717
   Accumulated deferred income taxes               484,796                448,720
   Accumulated deferred investment
     tax credits                                    71,140                 75,213
   Nuclear decommissioning reserve                  73,744                 57,165
   Other                                            16,958    682,913      24,312    649,127
- ---------------------------------------------------------------------------------------------
Commitments and contingencies                                       -                      -
- ---------------------------------------------------------------------------------------------
      Total capitalization and liabilities                 $3,477,299             $3,294,234
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
                                                            Years ended December 31,
(in thousands)                                             1993       1992     1991
- -------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                           $118,218  $107,298  $ 94,670
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation                                        130,074   123,243   121,572
     Amortization of nuclear fuel                         21,816    25,473    19,869
     Amortization of deferred cost of cancelled
      nuclear unit, net                                        0    22,340    21,112
     Other amortization                                    9,433     2,132     1,696
     Allowance for funds used during                      (6,463)   (7,847)   (8,984)
      construction
     Deferred income taxes                                10,303    17,165    24,476
     Investment tax credits                               (4,073)   (4,273)   (4,290)
     (Deferral) amortization of nuclear outage
        costs, net                                        (7,554)    4,901   (22,062)
   Net changes in:
     Accounts receivable and accrued
      unbilled revenues                                   13,206   (18,188)   (3,519)
     Fuel, materials and supplies                          9,722    (2,330)   12,716
     Accounts payable                                     (9,491)   41,899   (19,510)
     Rate and contract settlements                          (175)  (31,363)  (44,546)
     Other current assets and liabilities                 16,408    (2,565)    3,079
     Other, net                                           (4,958)  (13,777)  (24,588)
- -------------------------------------------------------------------------------------
Net cash provided by operating activities                296,466   264,108   171,691
- -------------------------------------------------------------------------------------
Cash flows provided (used) by investing activities:
   Plant and nuclear fuel (excluding AFUDC)             (253,885) (231,025) (214,213)
   Capitalized demand side management costs              (37,156)  (11,469)        0
   Decommissioning fund                                  (15,189)   (7,210)   (5,896)
   Investments in electric companies                       1,106     1,836    (1,515)
- -------------------------------------------------------------------------------------
Net cash used by investing activities                   (305,124) (247,868) (221,624)
- -------------------------------------------------------------------------------------
Cash flows provided (used) by financing activities:
   Issuances:
       Common stock                                       10,823    68,345    68,800
       Preferred stock                                    40,000    40,000    50,000
       Long-term debt                                    815,000    60,000   146,120
   Redemptions:
       Debt retirements                                 (648,625) (123,600) (118,600)
       Preferred/preference stock                        (40,000)  (40,333)  (50,000)
   Net change in short-term debt                         (71,349)   65,200    35,770
   Dividends paid                                        (92,370)  (86,184)  (79,545)
- -------------------------------------------------------------------------------------
Net cash provided (used) by financing activities          13,479   (16,572)   52,545
- -------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                             4,821      (332)    2,612
Cash and cash equivalents at the
   beginning of the year                                   3,947     4,279     1,667
- -------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year        $  8,768  $  3,947  $  4,279
=====================================================================================

Cash paid during the year for:
   Interest, net of amounts capitalized                 $103,720  $113,076  $115,488
   Income taxes                                         $ 30,305  $ 10,095  $ 18,979

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Consolidation and Accounting

The consolidated financial statements include the activities of our wholly-owned subsidiaries, Harbor Electric Energy Company and Boston Energy Technology Group. All significant intercompany transactions have been eliminated.

   We follow accounting policies prescribed by our federal and state regulators. We are also subject to the accounting and reporting requirements of the Securities and Exchange Commission. The financial statements comply with generally accepted accounting principles. Certain prior period amounts on the financial statements were reclassified to conform with current presentation.

2. Revenue Recognition

We record revenues for electricity used by our customers, but not yet billed, in order to more closely match revenues with expenses.

3. Forecasted Fuel and Purchased Power Rates

The rate charged to retail customers for fuel and purchased power allows for all fuel costs, the capacity portion of some purchased power costs and some transmission costs to be billed to customers monthly using a forecasted rate. The difference between actual and estimated costs is included in accounts receivable on our consolidated balance sheets until subsequent rates are adjusted. State regulators have the right to reduce our subsequent fuel rates if they find that we have been unreasonable or imprudent in the operation of our generating units or in purchasing fuel.

4. Depreciation and Nuclear Fuel Amortization

Our physical property was depreciated on a straight-line basis in 1993, 1992 and 1991 at composite rates of approximately 3.09%, 3.36% and 3.41% per year, respectively, based on estimated useful lives of the various classes of property. The cost of decommissioning Pilgrim Station, our nuclear unit, is excluded from the depreciation rates. When property units are retired, their cost, net of salvage value, is charged to accumulated depreciation.

   The cost of nuclear fuel is amortized based on the amount of energy Pilgrim Station produces. Nuclear fuel expense also includes an amount for the estimated costs of ultimately disposing of the spent nuclear fuel and for the decontamination and decommissioning of the United States enrichment facilities used in the production of nuclear fuel. These costs are recovered from our customers through fuel charges.

5. Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance plant expenditures. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant. AFUDC is not an item of current cash income, but payment is received for these costs from customers over the service life of the plant in the form of increased revenues collected as a result of higher depreciation expense. Our AFUDC rates in 1993, 1992 and 1991 were 3.62%, 4.48%, and 6.85%, respectively, and represented only the cost of debt.

6. Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid securities with maturities of three months or less.

7. Allowance for Doubtful Accounts

Our accounts receivable are substantially all recoverable. This recovery occurs both from customer payments and from the portion of customer charges that provides for the recovery of bad debt expense. Accordingly, we do not maintain a significant allowance for doubtful accounts balance.

8. Deferred Debits

Deferred debits consist primarily of costs incurred which will be collected from customers through future charges in accordance with agreements with our state regulators. These costs will be expensed when the corresponding revenues are received in order to appropriately match revenues and expenses. A portion of these costs is currently being charged to and collected from customers.

9. Amortization of Discounts, Premiums and Redemption Premiums on Securities

We expense discounts, premiums, redemption premiums and related expenses associated with issuances of securities or refinancing of existing securities in equal annual installments over the life of the replacement securities subject to regulatory approval.

NOTE B. RETAIL SETTLEMENT AGREEMENTS

In 1992 and 1989 our state regulators, the Massachusetts Department of Public Utilities, approved three-year settlement agreements relating to our rate case proceedings. These agreements provided for retail rate increases, accounting adjustments and demand side management program expenditures; clarified the timing and recognition of certain expenses and set limits on our rate of return on common equity. Refer to Management's Discussion and Analysis for further information related to these settlement agreements.

   The settlement agreements did not affect our contract or wholesale power rates charged to other utilities, which are regulated by our federal regulators, the Federal Energy Regulatory Commission.

NOTE C. INCOME TAXES

In the first quarter of 1993 we prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This required us to change our methodology of accounting for income taxes from the deferred method to an asset and liability approach. The deferred method of accounting was based on the tax effects of timing differences between income for financial reporting purposes and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109 we recorded a net regulatory asset of $26.9 million and a corresponding net increase in accumulated deferred income taxes as of December 31, 1993. The regulatory asset represents the additional future revenues to be collected from customers for deferred income taxes.

   Accumulated deferred income taxes on our consolidated balance sheet at December 31, 1993 includes $587.8 million of gross deferred income tax liabilities net of $103.0 million of gross deferred income tax assets. We have approximately $19 million of alternative minimum tax carryforwards available at December 31, 1993. The major components of accumulated deferred income taxes are a result of differences between book and tax expenses relating to property, plant and equipment.

   Deferred income tax expense reflected in our consolidated income statements is incurred when certain income and expenses are reported on the tax return in different years than reported in the financial statements. Investment tax credits are included in income over the estimated useful lives of the related property.


   Components of income tax expense are as follows:

(in thousands)                                  1993         1992       1991
- ----------------------------------------------------------------------------
Excess tax depreciation over book           $12,382        $9,765    $10,802
   depreciation
Deferred fuel expense                        (3,142)        2,587         56
Debt portion of allowance for funds used
   during construction                        2,114         2,495      2,856
Massachusetts corporate franchise tax         5,089         6,134      7,140
Deferred nuclear outage expense               2,472        (1,558)     7,014
Cost of removal                               3,272         6,904      4,277
Rate and contract settlements                     0        10,013     10,196
Municipal property taxes                       (489)        3,351      3,745
Demand side management programs               3,775         2,978      2,256
Cancelled nuclear unit                            0        (4,621)    (8,998)
Reversal of deferred taxes-settlement
   agreement, net                           (19,231)      (23,000)   (13,000)
Adjustment of prior year income tax accrual  (2,154)        4,134      2,563
Call premiums on refunded bond issues         5,821         1,029       (288)
Trust contributions-postretirement benefits   3,451             0          0
Other                                        (3,057)       (3,828)    (5,395)
- ----------------------------------------------------------------------------
   Subtotal deferred income taxes            10,303        16,383     23,224
Current income tax expense                   28,711          (385)    (1,823)
Investment tax credits                       (4,073)       (4,273)    (4,290)
- ----------------------------------------------------------------------------
     Provision for income taxes              34,941        11,725     17,111
- ----------------------------------------------------------------------------
Taxes on other income:
   Current                                    1,205        (2,348)       405
   Deferred                                       0           782      1,252
- ----------------------------------------------------------------------------
     Subtotal                                 1,205        (1,566)     1,657
- ----------------------------------------------------------------------------
     Total income tax expense               $36,146       $10,159    $18,768
============================================================================

   The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate are explained below:

                                              1993         1992          1991
- -----------------------------------------------------------------------------
Statutory tax rate                            35.0%        34.0%         34.0%
State income tax, net of federal income        4.2          3.9           4.1
 tax benefit
Investment tax credits                        (2.6)        (3.6)         (3.8)
Municipal property tax adjustment             (0.6)        (1.6)         (1.6)
Adjustment of deferred taxes on cancelled
 nuclear unit                                  -            2.7           -
Reversal of deferred taxes-settlement        (13.0)       (19.6)        (11.5)
 agreement
Federal tax benefit of mandated
 payments from settlement agreements           -           (6.2)         (3.3)
Other                                          0.4         (0.9)         (1.4)
- -----------------------------------------------------------------------------
   Effective tax rate                         23.4%         8.7%         16.5%
=============================================================================

NOTE D. ESTIMATED FUTURE COSTS OF DISPOSING OF SPENT NUCLEAR FUEL AND RETIRING NUCLEAR GENERATING PLANTS


The existing fuel storage facility at Pilgrim Station includes sufficient room for spent nuclear fuel generated through early 1995. We have a request for a license amendment pending before the Nuclear Regulatory Commission (NRC) to allow modification of the storage facility to provide sufficient room for spent nuclear fuel generated through the end of Pilgrim's operating license in 2012. The NRC is reviewing our request and we expect approval in 1994. At that time we will initially modify the facility to provide spent fuel storage capacity through approximately 2003. It is the ultimate responsibility of the United States Department of Energy (DOE) to permanently dispose of spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982. We currently pay a fee of $1.00 per net megawatthour sold from Pilgrim Station generation under a nuclear fuel disposal contract with the DOE. The fee is collected from customers through fuel charges.

   When Pilgrim Station's operating license expires in 2012 we will be required to decommission the plant. During rate proceedings we provided our regulators a 1991 study documenting a cost of $328 million to decommission the plant. The study is based on the "green field" method of decommissioning, which provides for the plant site to be completely restored to its original state. We are expensing these estimated decommissioning costs over Pilgrim's expected service life. The 1993 expense of approximately $13 million is included in depreciation expense on the consolidated income statements. We receive recovery of this expense from charges to our retail customers and from other utility companies and municipalities who purchase a contracted amount of Pilgrim's electric generation. The funds we collect from decommissioning charges are deposited in an external trust and are restricted so that they may only be used for decommissioning and related expenses. The net earnings on the trust funds, which are also restricted, increase the nuclear decommissioning fund balance and nuclear decommissioning reserve, thus reducing the amount to be collected from customers. The 1991 decommissioning study has been partially updated for internal planning purposes to evaluate the potential financial impact of long-term spent fuel storage options resulting from delays in DOE spent fuel removal on the estimated decommissioning cost. The partial update indicates an estimated decommissioning cost of approximately $400 million in 1991 dollars based upon a revised spent fuel removal schedule and utilization of dry spent fuel storage technology. We will continue to monitor DOE spent fuel removal schedules and developments in spent fuel storage technology along with their impact on the decommissioning estimate.

   We are also an investor in two other domestic nuclear units. Both of these units receive through the rates charged to their customers an amount to cover the estimated cost to dispose of their spent nuclear fuel and to retire the units at the end of their useful lives.

   We presently dispose of low-level radioactive waste (LLW) generated at Pilgrim Station at licensed disposal facilities in Barnwell, South Carolina. As a result of developments which have occurred pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, our continued access to such disposal facilities has become severely limited and significantly increased in cost. We have access to the South Carolina site through July 1994, but do not presently believe that disposal site access will be provided after that date. Although legislation has been enacted in Massachusetts establishing a regulatory method for managing the state's LLW including the possible siting, licensing and construction of a LLW disposal facility within the state, it appears unlikely that such a facility will be constructed in a timely manner. Pending the construction of a disposal facility within the state or the adoption by the state of some other LLW management method, we continue to monitor the situation and are investigating other available options, including the possibility of on-site storage.

NOTE E. CANCELLED NUCLEAR UNIT

In May 1982 we began to expense the cost of our cancelled Pilgrim 2 nuclear unit over approximately eleven and one-half years in accordance with an order received from state regulators. We did not expense any of these costs in 1993. Instead, the remaining balance of approximately $19 million at December 31, 1993 and 1992 will be expensed in 1994 and/or 1995 as approved by our state regulators in our 1992 settlement agreement.

NOTE F.  CAPITAL STOCK AND INDEBTEDNESS

Capital Stock
                                                         December 31,
(dollars in thousands, except per share amounts)   1993        1992       1991
- ------------------------------------------------------------------------------
COMMON STOCK EQUITY:
Common stock, par value $1 per share,
     100,000,000 shares authorized;
     45,129,227, 44,763,055 and
     42,047,356 shares issued
     and outstanding                           $ 45,129    $ 44,763   $ 42,047
Premium on common stock                         612,653     602,196    536,567
Retained earnings                               218,292     192,948    174,477
Surplus invested in plant                           405         405        405
- ------------------------------------------------------------------------------
       Total common stock equity               $876,479    $840,312   $753,496
==============================================================================

CUMULATIVE PREFERRED STOCK:
Par value $100 per share, 2,410,000 shares currently
authorized; issued and outstanding:
     Non-mandatory redeemable series:
             Current Shares    Redemption
     Series   Outstanding     Price/Share
- ------------------------------------------------------------------------------
     4.25%     180,000        $103.625         $ 18,000    $ 18,000   $ 18,000
     4.78%     250,000        $102.800           25,000      25,000     25,000
     7.75%     400,000           -               40,000           0          0
     8.25%     400,000           -               40,000      40,000          0
     8.88%          0            -                    0      40,000     40,000
- ------------------------------------------------------------------------------
       Total non-mandatory redeemable series   $123,000    $123,000   $ 83,000
==============================================================================

     Mandatory redeemable series:
            Current Shares
     Series  Outstanding
- ------------------------------------------------------------------------------
     7.27%     480,000                          $48,000     $48,000   $ 50,000
     8.00%     500,000                           50,000      50,000     50,000
- ------------------------------------------------------------------------------
      Total mandatory redeemable series          98,000      98,000    100,000
      Less:  due within one year                  2,000           0          0
- ------------------------------------------------------------------------------
      Total mandatory redeemable series, net    $96,000      98,000   $100,000
==============================================================================

CUMULATIVE PREFERENCE STOCK:
Par value $1 per share, 8,000,000 shares
authorized; none currently issued and outstanding
     Non-mandatory redeemable series:
                                                      <C
      $1.46 series                             $      0    $      0   $  2,675
      Premium on $1.46 series                         0           0     35,658
- ------------------------------------------------------------------------------
       Total preference stock                  $      0    $      0   $ 38,333
==============================================================================

Dividends Declared per Share
   COMMON STOCK                              $1.715        $1.655       $1.595
   PREFERRED STOCK:
     4.25% series                            $4.253        $4.250       $4.250
     4.78% series                             4.785         4.780        4.780
     7.27% series                             7.270         7.270        7.270
     7.75% series                             5.707             0            0
     8.00% series                             8.000         8.000        1.337
     8.25% series                             8.250         5.278            0
     8.88% series                             2.220         8.880        8.880
   PREFERENCE STOCK:
     $1.46 series                            $    0        $0.365       $1.460
     Stated rate auction preference stock         0             0        6.900

Indebtedness

                                                           December 31,
(dollars in thousands)                                 1993            1992
- -------------------------------------------------------------------------------

LONG-TERM DEBT:

First mortgage bonds:
           Interest
  Series     Rate             Maturity
- ------------------------------------------------------------------------------

   I          4.750%           1995                  $      0       $   25,000
   J          6.125%           1997                         0           40,000
   K          6.875%           1998                         0           50,000
   L          9.000%           1999                         0           50,000
   M          9.375%           2000                         0           60,000
   N          8.125%           2001                         0           75,000
   S       Variable            2002                    25,000           25,000
   Q          9.750%           2003                         0           59,375
   R         10.950%           2004                         0           44,250
   P          9.250%           2007                         0           60,000
   U         10.250%           2014                    15,000           15,000
   W          9.500%           2016                         0          135,000
- ------------------------------------------------------------------------------
   Total first mortgage bonds                          40,000          638,625
   Less: due within one year                                0            6,800
- ------------------------------------------------------------------------------
     Total first mortgage bonds, net                 $ 40,000       $  631,825
==============================================================================

Sewage facility revenue bonds                        $ 36,300       $   36,300
   Less: funds held by trustee                          3,803           12,052
- ------------------------------------------------------------------------------
      Total sewage facility revenue bonds, net       $ 32,497       $   24,248
==============================================================================

Debentures:
     8.875%, due 1995                              $  100,000         $100,000
     5.125%, due 1996                                 100,000                0
     5.700%, due 1997                                 100,000                0
     5.950%, due 1998                                 100,000                0
     6.800%, due 2000                                  65,000                0
     6.050%, due 2000                                 100,000                0
     6.800%, due 2003                                 150,000                0
     9.875%, due 2020                                 100,000          100,000
     9.375%, due 2021                                 125,000          125,000
     8.250%, due 2022                                  60,000           60,000
     7.800%, due 2023                                 200,000                0
- ------------------------------------------------------------------------------
      Total debentures                             $1,200,000         $385,000
==============================================================================
Unsecured medium-term notes                        $        0         $ 50,000
==============================================================================

SHORT-TERM DEBT:

Notes payable:
   Bank loans                                        $106,501       $  162,500
   Commercial paper                                    97,650          113,000
- ------------------------------------------------------------------------------
     Total notes payable                             $204,151       $  275,500
==============================================================================

1. Common Stock

Since December 31, 1990, we issued the following shares of common stock:

                                        Number           Total       Premium on
(in thousands)                       of Shares        Par Value     Common Stock
- --------------------------------------------------------------------------------
Balance December 31, 1990              38,998        $194,993        $314,822
   Dividend reinvestment plan             449           2,181           6,844
   Change in par value of common
    stock  (a)                              0        (157,727)        157,727
   New issue (b)                        2,600           2,600          57,174
- -----------------------------------------------------------------------------
Balance December 31, 1991              42,047          42,047         536,567
   Dividend reinvestment plan             416             416           9,658
   New issue (c)                        2,300           2,300          55,971
- -----------------------------------------------------------------------------
Balance December 31, 1992              44,763          44,763         602,196
   Dividend reinvestment plan (d)         366             366          10,457
- -----------------------------------------------------------------------------
Balance December 31, 1993              45,129        $ 45,129        $612,653
=============================================================================

(a) In November 1991 our Articles of Organization were amended to increase authorized common stock from 50 million to 100 million shares and reduce the par value from $5 to $1 per common share.

(b) We used the net proceeds of the 1991 common stock issuance to retire $55 million of Series X, 11% first mortgage bonds.

(c) We used the net proceeds of the 1992 common stock issuance to reduce short-term debt.

(d) At December 31, 1993, the remaining authorized common shares reserved for future issuance under the Dividend Reinvestment and Common Stock Purchase Plan were 815,170 shares.

2. Cumulative Non-Mandatory Redeemable Preferred and Preference Stock

In June 1992 we issued 400,000 shares of 8.25% cumulative non-mandatory redeemable preferred stock at par. The stock is redeemable at $100 per share plus accrued dividends beginning in June 1997. These shares were sold in the form of 1.6 million depositary shares, each representing a one-fourth interest in a share of the preferred stock. We used the proceeds of this issue to fully retire the $1.46 series cumulative non-mandatory redeemable preference stock.

   In May 1993 we issued 400,000 shares of 7.75% cumulative non-mandatory redeemable preferred stock at par. The stock is redeemable at $100 per share plus accrued dividends beginning in May 1998. These shares were sold in the form of 1.6 million depositary shares, each representing a one-fourth interest in a share of the preferred stock. We used the proceeds of this issue to fully retire the 8.88% series cumulative non-mandatory redeemable preferred stock.

3. Cumulative Mandatory Redeemable Preferred Stock

The 480,000 shares of our 7.27% sinking fund series cumulative preferred stock are currently redeemable at our option at $104.36. The redemption price declines annually each May to par value in May 2002. In May 1993 the stock became subject to sinking fund requirements to retire 20,000 shares at $100 per share plus accrued dividends each year through May 2002. In 1992 we purchased 20,000 shares at a discount on the open market which satisfied the mandatory sinking fund requirement for May 1993. Beginning in 1993, we have the non-cumulative option each May to redeem additional shares, not to exceed 20,000, for the sinking fund at $100 per share plus accrued dividends.

   We are not able to redeem any part of our 500,000 shares of $100 par value 8% series cumulative preferred stock prior to December 2001. The entire series is subject to mandatory redemption in December 2001 at $100 per share, plus accrued dividends.

4. Long-Term Debt

Substantially all our property, plant, equipment, materials and supplies are subject to lien under the terms of our Indenture of Trust and First Mortgage dated December 1, 1940, and its supplements. Currently only the outstanding Series S and U first mortgage bonds are subject to the terms of the indenture.

   The aggregate principal amounts of our first mortgage bonds, debentures, and sewage facility revenue bonds (including sinking fund requirements) due in 1994 and 1995 are $0 and $100.6 million, respectively, and $101.6 million per year in 1996 through 1998.

   Our first mortgage bonds, Series S, adjustable rate due 2002, paid interest at 9.2% per year for the period January 15, 1993 through January 14, 1994. The rate is adjusted annually and is based upon the ten-year constant maturity Treasury rate as published by the Federal Reserve Board. The interest rate for the period January 15, 1994 through January 14, 1995 is 8.2%.

   In September 1992 we issued $60 million of 8.25% debentures which mature in September 2022. The debentures are redeemable at prices decreasing from 103.78% of par beginning in September 2002, to 100% of par beginning in September 2012. We used the net proceeds from the sale to reduce short-term debt. In October 1992 we redeemed the remaining balance of $45 million Series X first mortgage bonds.

   In February 1993 we issued $65 million of 6.8% debentures due in 2000. We used the proceeds of this issue to reduce short-term debt. These debentures are not redeemable prior to maturity.

   In March 1993 we issued $650 million of debentures and used the proceeds to retire ten of twelve outstanding series of first mortgage bonds and reduce short-term debt. The debentures were issued in five separate series with interest rates ranging from 5.125% to 7.8% and maturing between 1996 and 2023. The 5 1/8% debentures due 1996, 5.70% due 1997, 5.95% due 1998 and 6.80% due
2003 are not redeemable prior to maturity. The 7.80% debentures due 2023 are first redeemable in March 2003 at a redemption price of 103.73%. The redemption price decreases annually each March to par value in March 2013. There is no sinking fund requirement for any series of the debentures.

   In August 1993 we issued $100 million of 6.05% debentures due in 2000. We used the proceeds from this sale to reduce short-term debt. These debentures are not redeemable prior to maturity and have no sinking fund requirements.

   We redeemed $50 million of 9.65% medium-term notes in September 1992 and $50 million of 9.75% medium-term notes in September 1993.

5. Sewage Facility Revenue Bonds

In December 1991, Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary, issued $36.3 million of long-term sewage facility revenue bonds. The bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature in the years 1995-2015. The weighted average interest rate of the bonds is 7.3%. A portion of the proceeds from the bonds was used to retire $21 million of short-term sewage facility revenue bonds at maturity. The remainder of the proceeds, which is on deposit with the trustee, is being used to finance the construction of HEEC's permanent substation located on Deer Island (in Boston Harbor) and to fund an amount which must remain in reserve with the trustee. If HEEC should have insufficient funds to pay certain costs on a timely basis or be unable to meet certain net worth requirements, we would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $7 million.

6.  Short-Term Debt

We have arrangements with certain banks to provide short-term credit on both a committed and an uncommitted and as available basis. We currently have authority to issue up to $350 million of short-term debt.

   We have a $200 million revolving credit agreement with a group of banks. This agreement is intended to provide a standby source of short-term borrowings. Under the terms of this agreement we are required to maintain a common equity ratio of not less than 30% at all times. Commitment fees must be paid on the unused portion of the total agreement amount.

   Information regarding our short-term borrowings, comprised of bank loans and commercial paper is as follows:

(thousands of dollars)                        1993           1992         1991
- ------------------------------------------------------------------------------
Maximum short-term borrowings             $320,000       $314,998     $324,400
Weighted average amount outstanding       $220,149       $233,286     $221,481
Weighted average interest rates, excluding
   commitment fees                            3.4%           4.1%          6.4%
- ------------------------------------------------------------------------------

NOTE G.  FAIR VALUE OF SECURITIES

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

Nuclear decommissioning fund
The fair value of $70.1 million is based on quoted market prices of securities held.

Cash and cash equivalents
The carrying amount of $8.8 million approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock, first mortgage bonds, sewage facility revenue bonds and debentures


The fair values of these securities are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 1993 are as follows:

                                                 Carrying        Fair
(in thousands)                                   Amount          Value
- ----------------------------------------------------------------------
Mandatory redeemable cumulative preferred    $   98,000     $  105,935
   stock
First mortgage bonds                             40,000         44,132
Sewage facility revenue bonds                    36,300         40,528
Debentures                                    1,200,000      1,237,924
- ----------------------------------------------------------------------

NOTE H. COMMITMENTS AND CONTINGENCIES

1.  Capital Commitments

At December 31, 1993, we had estimated contractual obligations for plant and equipment of approximately $71 million.

2.  Lease Commitments

We have leases for certain facilities and equipment. Our estimated minimum rental commitments under both noncancelable leases and transmission agreements for the years after 1993 are as follows:

(in thousands)
- ------------------------------------------------------------------------
1994                                                            $ 27,375
1995                                                              23,878
1996                                                              21,299
1997                                                              19,217
1998                                                              17,969
Years thereafter                                                 139,474
- ------------------------------------------------------------------------
 Total                                                          $249,212
========================================================================

   We will capitalize a portion of these lease rentals as part of plant expenditures in the future. Our total expense for both lease rentals and transmission agreements for 1993, 1992 and 1991 was $30 million, $30 million and $33.5 million, respectively, net of capitalized expenses of $5 million, $5 million, and $4.8 million, respectively.

3.  Hydro-Quebec

We have an approximately 11% equity ownership interest in two companies which own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada, which is included in our consolidated financial statements. As an equity participant we are required to guarantee, in addition to our own share, the total obligations of those participants who do not meet certain credit criteria and are compensated accordingly. At December 31, 1993, our portion of these guarantees was approximately $22 million.

4.  Yankee Atomic Electric Company

In February 1992 the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) decided to permanently discontinue power operation of the Yankee Atomic nuclear generating station and, in time, decommission that facility. We relied on Yankee Atomic for less than one percent of our system capacity. We have a 9.5% stock investment of approximately $2 million in Yankee Atomic.

   In 1993 Yankee Atomic received approval from federal regulators to continue to collect its investment and decommissioning costs through July 2000, the period of the plant's operating license. The estimate of our share of Yankee Atomic's investment and costs of decommissioning is approximately $33 million as of December 31, 1993. This estimate is recorded on our consolidated balance sheet as a power contract liability in deferred credits. An offsetting power contract regulatory asset is included in deferred debits as we continue to collect these costs from our customers in accordance with our 1992 settlement agreement.

5.  Nuclear Insurance

The federal Price-Anderson Act currently provides $9.4 billion of financial protection for public liability claims and legal costs arising from a single nuclear-related accident. The first $200 million of nuclear liability is covered by commercial insurance. Additional nuclear liability insurance up to approximately $8.8 billion is provided by a retrospective assessment of up to $75.5 million per incident levied on each of the 116 units licensed to operate in the United States, with a maximum assessment of $10 million per reactor per accident in any year. The additional nuclear liability insurance amount may change as new commercial nuclear units are licensed and existing units give up their licenses. In addition to the nuclear liability retrospective assessments, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional five percent of the maximum retrospective assessment.


        We have purchased insurance from Nuclear Electric Insurance Limited
(NEIL) to cover some of the costs to purchase replacement power during a prolonged accidental outage at Pilgrim Station and the cost of repair, replacement, decontamination or decommissioning of our utility property resulting from covered incidents at Pilgrim Station. Our maximum potential total assessment for losses which occur during current policy years is approximately $14.6 million under both the replacement power and excess property damage, decontamination and decommissioning policies. All companies insured with NEIL are subject to retroactive assessments if losses are in excess of the total funds available to NEIL. While assessments may also be made for losses in certain prior policy years, we are not aware of any losses in those years which we believe are likely to result in an assessment.

6.  Litigation

In March 1991 we were named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by our 1988 reduction in force. Legal counsel is vigorously defending this case. Based on the information presently available we do not expect that this litigation or certain other legal matters in which we are currently involved will have a material impact on our financial condition. However, an unfavorable decision ordered against us could have a material impact on quarterly earnings.

7.  Hazardous Waste

State regulations revised in 1993 require that properties where releases of hazardous materials occurred in the past be further cleaned up according to a timetable developed by the Massachusetts Department of Environmental Protection. We are currently evaluating the potential costs associated with the cleanup of sites where we have been identified as the owner or operator. There are uncertainties associated with these potential costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of certain other multi-party hazardous waste sites in Massachusetts and other states. At the majority of these other sites we are one of many potentially responsible parties and our alleged share of the responsibility is a small percentage. We do not expect any of our potential cleanup liabilities to have a material impact on financial condition, although provisions for cleanup costs could have a material impact on quarterly earnings.

NOTE I. PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

1.  Pensions

We have a noncontributory funded retirement plan, with certain features that allow voluntary contributions. Benefits are based upon an employee's years of service and compensation during the last years of employment. Our funding policy is to contribute each year an amount that is not less than the minimum required contribution under federal law or greater than the maximum tax deductible amount. Plan assets are primarily equities, bonds, insurance contracts and real estate.

   Net pension cost included the following components:
(in thousands)                              1993          1992           1991
- -----------------------------------------------------------------------------
Current service cost - benefits earned   $11,734       $10,683        $ 8,567
Interest cost on projected benefit
   obligation                             33,181        32,287         29,817
Actual return on plan assets             (44,470)      (23,281)       (60,873)
Net amortization and deferral              8,528       (13,549)        26,811
- -----------------------------------------------------------------------------
Net pension cost(a)                      $ 8,973       $ 6,140        $ 4,322
=============================================================================

(a) In accordance with an agreement with our state regulators, we deferred our net pension costs in excess of the annual funding amounts and will recover these costs from customers over time. Net pension costs recorded as expense were approximately $5 million in 1993 and $0 in 1992 and 1991.

    We used the following assumptions for calculating pension cost:
                                            1993          1992           1991
- -----------------------------------------------------------------------------
Discount rate                               8.25%         8.25%          9.00%
Expected long-term rate of return on
   assets                                  10.00%        10.00%         10.00%
Compensation increase rate                  4.50%         4.50%          4.50%
- -----------------------------------------------------------------------------

    We changed our discount rate assumption to 7.0% for calculating pension cost effective January 1994.

    The plan's funded status at December 31, 1993 and 1992 was as follows:
(in thousands)                                            1993           1992
- -----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
 vested benefits of $384,150 and $322,836             $400,895       $339,035
=============================================================================

Plan assets at fair value                             $394,233       $392,407
Projected obligation for service rendered
 to date                                              (509,661)      (418,312)
- -----------------------------------------------------------------------------
Projected benefit obligation in excess of
 plan assets                                          (115,428)       (25,905)
Unrecognized prior service cost                          8,139          8,817
Unrecognized net (gain) loss                            75,352         (6,810)
Unrecognized net obligation                              9,932         10,866
- -----------------------------------------------------------------------------
Net pension liability                                 $(22,005)      $(13,032)
=============================================================================

    We used the following assumptions for calculating the plan's year-end funded status:

                                                          1993         1992
- ---------------------------------------------------------------------------
Discount rate                                             7.00%        8.25%
Compensation increase rate                                4.50%        4.50%
- ---------------------------------------------------------------------------

2. Other Postretirement Benefits

In addition to pension benefits, we also currently provide health care and other benefits to our retired employees who meet certain age and years of service eligibility requirements. Effective January 1993 we adopted Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). This requires us to record a liability during the working years of employees for the expected costs of providing their postretirement benefits other than pensions (PBOPs). Prior to 1993 our policy was to record the cost of PBOPs when paid.  Our transition obligation on
January 1, 1993 was approximately $183 million, which we elected   to recognize
over 20 years as permitted by SFAS 106. Our total cost of PBOPs under SFAS 106 in 1993 was approximately $28 million, an increase of approximately $18 million over costs incurred under our prior method of accounting for PBOPs. Our 1992 settlement agreement provides us with a phase-in of a portion of the increased costs and allows us to defer the additional costs in excess of the phase-in amounts to the extent that we fund an external trust. In December 1993 we deposited $18 million on a tax deductible basis into external trusts for the payment of PBOPs. Accordingly, in 1993 we recorded an expense of approximately $16 million, reflecting the amount of cost recovery from customers, and deferred approximately $12 million for future recovery. We capitalized approximately 19% of these costs.

   Postretirement benefits cost consisted of the following in 1993:

(in thousands)
- ------------------------------------------------------------------------------

Current service cost - benefits earned                                 $ 4,351
Interest cost on transition obligation                                  14,286
Amortization of transition obligation                                    9,151
- ------------------------------------------------------------------------------
Net postretirement benefits cost                                       $27,788
==============================================================================

    We used an 8.0% weighted average discount rate and 4.5% rate of compensation increase assumption for calculating the transition obligation and the 1993 postretirement benefits cost. Our expected long-term rate of return on assets is 9.0%. We also assumed a 12.5% health care cost trend rate. Effective January 1, 1994 we changed the discount and health care cost trend rates to 7.0% and 9.0%, respectively, in order to more accurately estimate our future benefit payments. The health care cost trend rate is assumed to decrease by one percent each year to 5% in 1998 and years thereafter. Changes in the health care cost trend rate will affect our cost and obligation amounts. For example, a one percent increase in the rate would increase the total service and interest costs in 1993 by approximately 16% and would increase the accumulated obligation at December 31, 1993 by approximately 13%.

    The postretirement benefits program's funded status at December 31, 1993 was as follows:

(in thousands)
- -------------------------------------------------------------------------------------
Trust assets at fair value                                                   $ 18,016
Accumulated obligation for service rendered to date from:
   Retirees                                                   $(75,216)
   Active employees eligible to retire                         (64,880)
   Active employees not eligible to retire                     (73,285)      (213,381)
- -------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of trust assets                     (195,365)
   assets
Unrecognized loss                                                              21,497
Unrecognized net obligation                                                   173,868
- -------------------------------------------------------------------------------------
Net postretirement benefits liability                                        $      0
=====================================================================================

   The trust assets consist of money market funds at December 31, 1993.

3. Postemployment Benefits

Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, will be effective for the first quarter of 1994. This statement will require us to record a liability computed on an actuarial basis for the estimated cost of providing postemployment benefits. Postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents include salary continuation, severance benefits, disability-related benefits (including workers' compensation), job training and counseling and continuation of health care and life insurance coverage. We currently recognize the cost of these benefits primarily as claims are paid. We do not anticipate a material effect on net income from adopting this statement.

NOTE J.  NEW ACCOUNTING PRONOUNCEMENT

We will adopt Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of 1994. This statement may require us to classify the investments in our nuclear decommissioning fund on our consolidated balance sheet based on how long we intend to hold the individual securities. These investments may be classified as "available for sale" and we may also be required to report any unrealized gains and losses on the investments as a separate component of shareholders' equity. We do not expect the adoption of this statement to have a material effect on shareholders' equity.

NOTE K. LONG-TERM POWER CONTRACTS

1. Long-Term Contracts for the Purchase of Electricity

We purchase electric power under several long-term contracts for which we pay a share of the generating unit's capital and fixed operating costs through the contract expiration date. The total cost of these contracts is included in purchased power expense in our consolidated income statements. Information relating to these contracts as of December 31, 1993 is as follows:

                                                    proportionate share (in thousands)
                                   Units of    ---------------------------------------
                                   Capacity       1993   1993 Interest            Debt
                     Contract     Purchased(a) Minimum      Portion of     Outstanding
                   Expiration   ------------      Debt         Minimum   Through Cont.
Contract                 Date     %      MW    Service    Debt Service       Exp. Date
- --------------------------------------------------------------------------------------
Canal Unit 1             2001    25.0   142    $   781         $  314          $ 2,118
Mass. Bay Trans-
 portation Authority     2005   100.0    35        (b)            (b)              (b)
Connecticut Yankee
 Atomic                  2007     9.5    56      2,579          1,670           15,898
Ocean State Power -
 Unit 1                  2010    23.5    65      5,323          3,948           22,747
Ocean State Power -
 Unit 2                  2011    23.5    65      4,422          3,376           19,401
Northeast Energy
 Associates               (c)   (c)     219        (c)            (c)              (c)
L'Energia                2013    73.0    64        (d)            (d)              (d)
- ---------------------------------------------------------------------------------------
Total                                   646    $13,105         $9,308          $60,164
=======================================================================================

(a) The Northeast Energy Associates contract represents 6.4% of our total system generation capability. The remaining units listed above represent 12.6% in total.

(b) We are required to pay the greater of $22.00 per kilowatt-year or 90% of the New England Power Pool capability responsibility adjustment charge up to $63.00 per kilowatt-year times the qualified capacity (currently rated at 33.6MW) plus incremental operating, maintenance and fuel costs. The total charges for this contract in 1993 were approximately $2 million.

(c) We purchase approximately 75.5% of the energy output of this unit under two contracts. One contract represents 135MW and expires in the year 2015. The other contract is for 84MW and expires in 2010. We pay for this energy based on a price per kWh actually received. We do not pay a proportionate share of the unit's capital and fixed operating costs. The total charges for these contracts in 1993 were approximately $116 million.

(d) The L'Energia contract started in March 1993. We purchase 73% of the energy output of this unit. We pay for this energy based on a price per kWh actually received. The total charges under this contract for 1993 were approximately $15 million.

   Our total fixed and variable costs for these contracts in 1993, 1992 and 1991 were approximately $225 million, $217 million and $154 million, respectively. Our minimum fixed payments under these contracts for the years after 1993 are as follows:



(in thousands)
- ----------------------------------------------------------------------------
1994                                                               $   69,432
1995                                                                   72,418
1996                                                                   75,376
1997                                                                   71,147
1998                                                                   72,429
Years thereafter                                                      725,236
- -----------------------------------------------------------------------------
Total                                                              $1,086,038
=============================================================================

Total present value                                                $  558,600
=============================================================================

2. Long-Term Power Sales

In addition to our power sales to four wholesale customers, we sell a percentage of Pilgrim Station's output to other utilities under long-term contracts. Information relating to these contracts is as follows:

                                  Contract   Units of Capacity Sold
                                Expiration   -----------------------
Contract Customer                     Date         %        MW
- ---------------------------------------------------------------------
Commonwealth Electric Company      2012         11.0        73.7
Montaup Electric Company           2012         11.0        73.7
Various municipalities             2000(a)       3.7        25.0
- ---------------------------------------------------------------------
Total                                           25.7       172.4
=====================================================================

(a)  Subject to certain adjustments.

   Under these contracts, the utilities pay their proportional share of the costs of operating Pilgrim Station and associated transmission facilities. These costs include operation and maintenance expenses, insurance, local taxes, depreciation, decommissioning and a return on capital.

Selected Consolidated Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share)

                                                    Balance        Earnings
                                                   Available     Per Share of
                   Operating Operating     Net    for Common       Common
                    Revenues   Income   Income       Stock        Stock (a)
- -----------------------------------------------------------------------------
 1993
First quarter       $354,752  $ 41,721  $15,452     $11,377         $0.25
Second quarter       346,074    49,282   22,829      19,125          0.43
Third quarter        436,024    96,319   70,015      66,052          1.47
Fourth quarter       345,403    37,997    9,922       5,959          0.13

 1992
First quarter       $343,505  $ 41,930  $13,816     $ 9,553         $0.23
Second quarter       300,566    32,629    4,953         852          0.02
Third quarter        408,255   100,890   73,698      69,593          1.60
Fourth quarter       359,427    45,451   14,831      10,750          0.24

(a) Based upon the weighted average number of common shares outstanding during the quarter.

   Electricity sales and revenues are seasonal in nature, with both being lower in the spring and fall seasons. Quarterly earnings for 1993 reflect a change in the months for which certain customers were billed at higher rates as mandated by the DPU. These customers were billed at these higher rates in July through October in 1992 and in June through September in 1993. The change in billing increased second quarter earnings and reduced fourth quarter earnings by approximately $0.23 per share in 1993.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
- -------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------
    None.

                                   Part III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

(a)  Identification of Directors
- --------------------------------

    See "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive Proxy Statement dated March 17, 1994 incorporated herein by reference.

(b)  Identification of Executive Officers
- -----------------------------------------

    The information required by this item is included at the end of Part I of this Form 10-K under the caption Executive Officers of the Registrant.

(c)  Identification of Certain Significant Employees
- ----------------------------------------------------

    Not applicable.

(d)  Family Relationships
- -------------------------

    Not applicable.

(e)  Business Experience
- ------------------------

    For information relating to the business experience during the past five years and other directorships (of companies subject to certain SEC requirements) held by each person nominated to be a director, see "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive Proxy Statement dated March 17, 1994, incorporated herein by reference.

    For information relating to the business experience during the past five years of each person who is an executive officer, see Executive Officers of the Registrant in this Form 10-K.

(f)  Involvement in Certain Legal Proceedings
- ---------------------------------------------

    Not applicable.

(g)  Promoters and Control Persons
- ----------------------------------

    Not applicable.

Item 11.  Executive Compensation
- --------------------------------

    See "Director and Executive Compensation" on pages 5 through 11 of the definitive Proxy Statement dated March 17, 1994, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
- ----------------------------------------------------

    To the knowledge of management, no person owns beneficially more than five percent of the outstanding voting securities of the Company.

(b)  Security Ownership of Management
- -------------------------------------

    See "Stock Ownership by Directors and Executive Officers" on pages 4 through 5 of the definitive Proxy Statement dated March 17, 1994, incorporated herein by reference.

(c)  Changes in Control
- -----------------------

    Not applicable.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

    Not applicable.

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a) Exhibits and Consolidated Financial Statement Schedules             Page
- -----------------------------------------------------------             ----

Consolidated Statements of Income for each of the three
years in the period ended December 31, 1993                             28

Consolidated Statements of Retained Earnings for each of
the three years in the period ended December 31, 1993                   28

Consolidated Balance Sheets as of December 31, 1993 and 1992            29

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1993                             30

Notes to Consolidated Financial Statements                              31

Selected Consolidated Quarterly Financial Data (Unaudited)              47

Report of Independent Accountants                                       64

Schedules for years ended December 31, 1993, 1992 and 1991:

    V   - Property, Plant and Equipment                                 S-1

    VI  - Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment                 S-4

    VII - Guarantees of Securities of Other Issuers                     S-7

    IX  - Short-Term Borrowings                                         S-8

    X   - Supplementary Income Statement Information                    S-9

    All other schedules are omitted since they are not required, not applicable, or contain only information which is otherwise provided in the financial statements or notes in Item 8.

                                                       Exhibit   SEC Docket
                                                       -------   ----------
Exhibit 3     Articles of Incorporation and By-Laws
- ---------     -------------------------------------
    Incorporated herein by reference:

      3.1     Restated Articles of Organization          2(a)4    2-58587

      3.1.1   Amendment to Restated Articles of          2.4      2-64975
              Organization, filed May 5, 1977

      3.1.2   Amendment to Restated Articles of          3.1.2    1-2301
              Organization, filed May 26, 1978                    Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1991

      3.1.3   Amendment to Restated Articles of          3.1.3    1-2301
              Organization, filed May 6, 1980                     Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1991

      3.1.4   Amendment to Restated Articles of          3.1      1-2301
              Organization, filed May 4, 1983                     Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1983

      3.1.5   Amendment to Restated Articles of          3.1      1-2301
              Organization, filed April 28, 1986                  Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1986

      3.1.6   Amendment to Restated Articles of          3.5      1-2301
              Organization, filed August 27, 1986                 Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1986

      3.1.7   Amendment to Restated Articles of          3.1      1-2301
              Organization, filed February 19, 1987               Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1987

      3.1.8   Certificate of Vote of Directors           4.2      1-2301
              Establishing a Series of a Class                    Form 10-Q
              of Stock, filed March 9, 1987                       for the
                                                                  quarter ended
                                                                  September 30, 1988

                                                       Exhibit   SEC Docket
                                                       -------   ----------
      3.1.9   Amendment to Restated Articles of        3.1.8      1-2301
                                                                  Form 10-K
              Organization, filed May 5, 1987                     for the
                                                                  year ended
                                                                  December 31, 1987

      3.1.10  Amendment to Restated Articles of         4.1       33-24271
              Organization, filed May 27, 1988                    Registration
                                                                  Statement dated
                                                                  September 22, 1988

      3.1.11  Certificate of Vote of Directors          4.3       1-2301
              Establishing a Series of a Class                    Form 10-Q
              of Stock, filed October 4, 1988                     for the
                                                                  quarter ended
                                                                  September 30, 1988

      3.1.12  Amendment to Restated Articles of        3.1.12     1-2301
              Organization, filed November 7, 1991                Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1991

      3.1.13  Certificate of Vote of Directors         3.1.13     1-2301
              Establishing a Series of a Class                    Form 10-K
              of Stock, filed November 26, 1991                   for the
                                                                  year ended
                                                                  December 31, 1991

      3.1.14  Certificate of Vote of Directors         4.1        1-2301
              Establishing a Series of a Class                    Form 10-Q
              of Stock, filed June 8, 1992                        for the
                                                                  quarter ended
                                                                  June 30, 1992

      3.1.15  Certificate of Vote of Directors         3.1        1-2301
              Establishing a Series of a Class                    Form 10-Q
              of Stock, filed April 30, 1993                      for the
                                                                  quarter ended
                                                                  June 30, 1993

      3.2     Boston Edison Company Bylaws             3.1        1-2301
              April 19, 1977, as amended                          Form 10-Q
              January 22, 1987, January 28, 1988,                 for the
              May 24, 1988 and November 22, 1989                  quarter ended
                                                                  June 30, 1990

                                                       Exhibit   SEC Docket
                                                       -------   ----------

Exhibit 4     Instruments Defining the Rights of
- ---------     ----------------------------------
              Security Holders, Including Indentures
              --------------------------------------

    Incorporated herein by reference:
      4.1     Indenture of Trust and First Mortgage      B-2      2-4564
              dated December 1, 1940 with
              State Street Trust Company

      4.1.1   Tenth supplemental indenture dated         7.5      2-8349
              April 1, 1950

      4.1.2   Twelfth supplemental indenture dated       4.2      2-80748
              November 15, 1951

      4.1.3   Twenty-fourth supplemental indenture       4.1.3    1-2301
              dated June 1, 1962                                  Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

      4.1.4   Twenty-seventh supplemental indenture      4.1.4    1-2301
              dated November 1, 1965                              Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

      4.1.5   Twenty-ninth supplemental indenture        4.1.5    1-2301
              dated June 1, 1967                                  Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

      4.1.6   Thirtieth supplemental indenture           4.1.6    1-2301
              dated November 1, 1968                              Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

      4.1.7   Thirty-first supplemental indenture        4.1.7    1-2301
              dated December 1, 1969                              Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

      4.1.8   Thirty-second supplemental indenture     4.1.8      1-2301
              dated July 1, 1970                                  Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

                                                       Exhibit   SEC Docket
                                                       -------   ----------
      4.1.9   Thirty-third supplemental indenture      4.1.9      1-2301
              dated May 15, 1971                                  Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1990

      4.1.10  Thirty-fifth supplemental indenture      4.1.10     1-2301
              dated April 15, 1977                                Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1989

      4.1.11  Thirty-sixth supplemental indenture     4.1.11      1-2301
              dated December 15, 1978                             Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1989

      4.1.12  Thirty-seventh supplemental indenture   4.1.12      1-2301
              dated October 31, 1979                              Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1989

      4.1.13  Thirty-eighth supplemental indenture    4.1.13      1-2301
              dated January 1, 1982                               Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1991

      4.1.14  Thirty-ninth supplemental indenture      4.1        1-2301
              dated April 15, 1983                                Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1983

      4.1.15  Fortieth supplemental indenture          4.1        1-2301
              dated April 1, 1984                                 Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1984

      4.1.16  Forty-first supplemental indenture       4.1        1-2301
              dated April 1, 1985                                 Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1985

                                                       Exhibit   SEC Docket
                                                       -------   ----------

      4.1.17  Forty-second supplemental indenture      4.1        1-2301
              dated July 15, 1986                                 Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  June 30, 1986

      4.1.18  Forty-third supplemental indenture       4.1        1-2301
              dated September 15, 1987                            Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  September 30, 1987

      4.1.19  Medium-Term Notes Series A - Indenture   4.1        1-2301
              dated September 1, 1988, between                    Form 10-Q
              Boston Edison Company and Bank of                   for the
              Montreal Trust Company                              quarter ended
                                                                  September 30, 1988

      4.1.20  First Supplemental Indenture             4.1        1-2301
              dated June 1, 1990 to                               Form 8-K
              Indenture dated September 1,                        dated
              1988 with Bank of Montreal Trust                    June 28, 1990
              Company - 9 7/8% debentures due
              June 1, 2020

      4.1.21  Votes of the Pricing Committee of the    4.1        1-2301
              Board of Directors of Boston Edison                 Form 10-Q
              Company taken December 11, 1990                     for the
              re 8 7/8% debentures due                            quarter ended
              December 15, 1995                                   March 31, 1991

      4.1.22  Indenture of Trust and Agreement among   4.1.26     1-2301
              the City of Boston, Massachusetts                   Form 10-K
              (acting by and through its Industrial               for the
              Development Financing Authority) and                year ended
              Harbor Electric Energy Company and                  December 31, 1991
              Shawmut Bank, N.A., as Trustee, dated
              November 1, 1991

      4.1.23  Votes of the Pricing Committee of the    4.1.27     1-2301
              Board of Directors of Boston Edison                 Form 10-K
              Company taken August 5, 1991 re                     for the
              9 3/8% debentures due August 15, 2021               year ended
                                                                  December 31, 1991

      4.1.24  Revolving Credit Agreement dated         4.1.24     1-2301
              February 12, 1993                                   Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1992

                                                       Exhibit   SEC Docket
                                                       -------   ----------
      4.1.25  Votes of the Pricing Committee of the    4.1.25     1-2301
              Board of Directors of Boston Edison                 Form 10-K
              Company taken September 10, 1992 re                 for the
              8 1/4% debentures due September 15, 2022            year ended
                                                                  December 31, 1992

      4.1.26  Votes of the Pricing Committee of the    4.1.26     1-2301
              Board of Directors of Boston Edison                 Form 10-K
              Company taken January 27, 1993 re                   for the
              6.8% debentures due February 1, 2000                year ended
                                                                  December 31, 1992

      4.1.27  Votes of the Pricing Committee of the    4.1.27     1-2301
              Board of Directors of Boston Edison                 Form 10-K
              Company taken March 5,1993 re                       for the
              5 1/8% debentures due March 15, 1996,               year ended
              5.70% debentures due March 15, 1997,                December 31, 1992
              5.95% debentures due March 15, 1998,
              6.80% debentures due March 15, 2003,
              7.80% debentures due March 15, 2023

Filed herewith:

      4.1.28  Votes of the Pricing Committee of the     --        --
              Board of Directors of Boston Edison
              Company taken August 18, 1993 re
              6.05% debentures due August 15, 2000

Exhibit 10    Material Contracts
- -----------   ------------------

    Executive Compensation:

    Incorporated herein by reference:
      10.1    Key Executive Benefit Plan                10.13   1-2301
              (1982 Form of Agreement)                          Form 10-K
                                                                for the
                                                                year ended
                                                                December 31, 1992

      10.1.1  Amendment to Key Executive Benefit        10.4.1  1-2301
              Plan dated February 1, 1986                       Form 10-K
                                                                for the
                                                                year ended
                                                                December 31, 1985

      10.1.2  Key Executive Benefit Plan                10.1    1-2301
              Standard Form of Agreement,                       for the
              May 1986                                          quarter ended
                                                                June 30, 1986

                                                       Exhibit   SEC Docket
                                                       -------   ----------
      10.1.3  Key Executive Benefit Plan                10.3.1    1-2301
              Standard Form of Agreement, May                     Form 10-K
              1986, with modifications, applicable                for the
              to Bernard W. Reznicek, George W.                   year ended
              Davis and Thomas J. May                             December 31, 1991

      10.2    Executive Annual Incentive                10.5      1-2301
              Compensation Plan                                   Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1988

      10.3    Performance Share Plan                    10.1      1-2301
                                                                  Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  September 30, 1991

      10.4    1991 Director Stock Plan                  10.1      1-2301
                                                                  Form 10-Q
                                                                  for the
                                                                  quarter ended
                                                                  March 31, 1991

      10.5    Boston Edison Company Deferred            10.11     1-2301
              Fee Plan dated January 1, 1990                      Form 10-K
                                                                  for the
                                                                  year ended
                                                                  December 31, 1992

      10.6    Boston Edison Company Deferred            10.12     1-2301
              Compensation Plan dated                             Form 10-K
              January 1, 1990                                     for the
                                                                  year ended
                                                                  December 31, 1992

      10.7    Deferred Compensation Trust               10.10     1-2301
              between Boston Edison Company                       Form 10-K
              and State Street Bank and                           for the
              Trust Company dated                                 year ended
              February 2, 1993                                    December 31, 1992

      10.8    Description of Supplemental               10.5      1-2301
              Fee Arrangement for Certain                         Form 10-K
              Directors                                           for the
                                                                  year ended
                                                                  December 31, 1983

    Filed herewith:

      10.8.1  Directors Retirement Benefit              --           --
              (1993 Plan)

                                                       Exhibit   SEC Docket
                                                       -------   ----------
Exhibit 18    Letter re Change in Accounting Principle
- ----------    ----------------------------------------

    Incorporated herein by reference:

      18.1    Letter of Independent Certified          18.1     1-2301
              Public Accountants                                Form 10-Q
                                                                for the
                                                                quarter ended
                                                                March 31, 1990

Exhibit 21    Subsidiaries of the Registrant
- ----------    ------------------------------
      21.1    Harbor Electric Energy Company
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Edison Company

      21.2    Boston Energy Technology Group, Inc.
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Edison Company

      21.3    Ener-G-Vision, Inc.
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Energy Technology Group, Inc.

      21.4    TravElectric Services Corporation
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Energy Technology Group, Inc.

      21.5    REZ-TEK International Corporation
              (incorporated in Massachusetts),
              a majority-owned subsidiary of
              Boston Energy Technology Group, Inc.

                                                       Exhibit   SEC Docket
                                                       -------   ----------

Exhibit 23    Consent of Independent Accountants
- ----------    ----------------------------------

    Filed herewith:
      23.1    Consent of Independent Accountants
              to incorporate, by reference, their
              opinion included with this Form
              10-K, in the Form S-3 Registration
              Statements filed by the Company on
              September 14, 1990 (File No.
              33-36824), February 3, 1993 (File
              No. 33-57840) and in the Form S-8
              Registration Statements filed by
              the Company on October 10, 1985
              (File No. 33-00810) July 28, 1986
              (File No. 33-7558), December 31,
              1990 (File No. 33-38434), June 5,
              1992 (33-48424 and 33-48425) and
              March 17, 1993 (33-59662 and
              33-59682).

Exhibit 99    Additional Exhibits
- ----------    -------------------
    Incorporated herein by reference:

      99.1    DPU Settlement Agreement with             28.1    1-2301
              Boston Edison Company dated                       Form 8-K
              October 3, 1989                                   dated
                                                                October 3, 1989

      99.2    Settlement Agreement between Boston       28.1    1-2301
              Edison Company and Commonwealth                   Form 8-K
              Electric Company, Montaup Electric                dated
              Company and the Municipal                         December 21, 1989
              Light Department of the Town of
              Reading, Massachusetts, dated
              January 5, 1990

      99.3    Pilgrim Outage Case Settlement between    28.2    1-2301
              Boston Edison Company and Reading                 Form 8-K
              Municipal Light Department regarding              dated
              Contract Demand Rate, dated December              December 21, 1989
              21, 1989

      99.4    Settlement Agreement Between Boston       28.2    1-2301
              Edison Company and City of Holyoke                Form 10-Q
              Gas and Electric Department et. al.,              for the
              dated April 26, 1990                              quarter ended
                                                                March 31, 1990

                                                       Exhibit   SEC Docket
                                                       -------   ----------
      99.5    Information required by SEC Form          -         1-2301
              11-K for certain Company employee                   Form 8
              benefit plans for the years ended                   Amendments to
              December 31, 1992, 1991 and 1990                    Form 10-K for the
                                                                  years ended
                                                                  December 31, 1992,
                                                                  1991 and 1990 dated June 29, 1993,
                                                                  June 26, 1992 and June 28, 1991,
                                                                  respectively

      99.6    DPU Settlement Agreement with             28.2      1-2301
              Boston Edison Company, dated                        Form 10-Q
              October 23, 1992                                    for the
                                                                  quarter ended
                                                                  September 30, 1992

(b)  Reports on Form 8-K
- ------------------------

A Form 8-K dated October 28, 1993 was filed with the Securities and Exchange Commission by the Company. This report announced the Company's earnings for the three and twelve months ended September 30, 1993.

A Form 8-K dated January 27, 1994 was filed with the Securities and Exchange Commission by the Company. This report contained a press release announcing the Company's earnings for the twelve and three months ended December 31, 1993.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BOSTON EDISON COMPANY



                             By   /s/ Charles E. Peters, Jr.
                                  -------------------------------
                                      Charles E. Peters, Jr.
                                      Senior Vice President - Finance
                                      (Principal Financial Officer)



                             Date:  March 24, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 1994.



/s/ Bernard W. Reznicek
- -------------------------------       Chairman of the Board and Chief Executive
    Bernard W. Reznicek               Officer


/s/ Thomas J. May
- -------------------------------       President and Chief Operating Officer
    Thomas J. May                     and Director


/s/ George W. Davis
- -------------------------------       Executive Vice President and Director
    George W. Davis


/s/ Robert J. Weafer, Jr.
- -------------------------------       Vice President, Controller and
    Robert J. Weafer, Jr.             Chief Accounting Officer


/s/ William F. Connell
- -------------------------------       Director
    William F. Connell


/s/ Gary L. Countryman
- -------------------------------       Director
    Gary L. Countryman


- -------------------------------       Director
    Thomas G. Dignan, Jr.

/s/ Charles K. Gifford
- -------------------------------       Director
    Charles K. Gifford


/s/ Nelson S. Gifford
- -------------------------------       Director
    Nelson S. Gifford


/s/ Kenneth I. Guscott
- -------------------------------       Director
    Kenneth I. Guscott


/s/ Matina S. Horner
- -------------------------------       Director
    Matina S. Horner


/s/ Sherry H. Penney
- -------------------------------       Director
    Sherry H. Penney


/s/ Herbert Roth, Jr.
- -------------------------------       Director
    Herbert Roth, Jr.


- -------------------------------       Director
    Stephen J. Sweeney


/s/ Paul E. Tsongas
- -------------------------------       Director
    Paul E. Tsongas


/s/ Charles A. Zraket
- -------------------------------       Director
    Charles A. Zraket

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of Boston Edison Company:


We have audited the consolidated financial statements and the financial statement schedules of Boston Edison Company and subsidiaries (the Company) listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND



Boston, Massachusetts
January 25, 1994


                             Boston Edison Company              Schedule V
                         Property, Plant and Equipment
                               December 31, 1993
                                 (in thousands)


Column A                                            Column F
- ------------------------------                    ----------
                                                  Balance at
                                                         end
Classification                                     of period
- ------------------------------                    ----------
Electric plant:

 Land and rights of way                           $   38,944
 Generating station and substation
   buildings and misc. structures                    472,789
 Electric generating equipment                     1,622,664
 Transmission, distribution, street
   lighting and other utilization equipment        1,720,798
 Capitalized DSM                                      48,625
                                                  ----------

 Total electric plant                              3,903,820

Nuclear fuel                                         273,867
Non-utility property                                     956
Construction work in progress                        144,835

     Total                                        $4,323,478
                                                  ==========

(1) The information required in columns B, C, D and E is omitted as neither the total additions nor the total retirements during the year exceed 10% of the balance at the end of 1993. Total additions and retirements were $252,770 and $34,147, respectively.

(2) Electric plant was depreciated on a straight-line basis at various rates ranging from 1.80% to 4.03% in 1993. For further information relating to the Company's policies regarding depreciation and amortization, see Note A included in Item 8.

(3) Approximately $92,000 of additions in 1993 relate to various modifications made to the Company's transmission and distribution systems, approximately $73,000 represent an increase in generating equipment, approximately $37 million represent capitalized DSM and the remainder includes additions to generating station and other plant.

                             Boston Edison Company              Schedule V
                         Property, Plant and Equipment
                               December 31, 1992
                                 (in thousands)


Column A                                            Column F
- ------------------------------                    ----------
                                                  Balance at
                                                         end
Classification                                     of period
- ------------------------------                    ----------
Electric plant:

 Land and rights of way                           $   38,488
 Generating station and substation
   buildings and misc. structures                    427,780
 Electric generating equipment                     1,484,509
 Transmission, distribution, street
   lighting and other utilization equipment        1,666,525
 Capitalized DSM                                      11,469
                                                  ----------

 Total electric plant                              3,628,771

Nuclear fuel                                         270,420
Non-utility property                                     956
Construction work in progress                        182,458
                                                  ----------

     Total                                        $4,082,605
                                                  ==========

(1) The information required in columns B, C, D and E is omitted as neither the total additions nor the total retirements during the year exceed 10% of the balance at the end of 1992. Total additions and retirements were $244,215 and $34,036, respectively.

(2) Electric plant was depreciated on a straight-line basis at various rates ranging from 2.67% to 4.29% in 1992. For further information relating to the Company's policies regarding depreciation and amortization, see Note A included in Item 8.

(3) Approximately $95,000 of additions in 1992 relate to various modifications made to the Company's transmission and distribution systems, approximately $78,000 represent an increase in generating equipment, approximately $31,000 represent increases in nuclear fuel and the remainder includes additions to generating station and other plant.

                              Boston Edison Company              Schedule V
                         Property, Plant and Equipment
                               December 31, 1991
                                 (in thousands)


Column A                                            Column F
- -----------------------------                     ----------
                                                  Balance at
                                                         end
Classification                                     of period
- -----------------------------                     ----------
Electric plant:

 Land and rights of way                           $   38,495
 Generating station and substation
   buildings and misc. structures                    408,249
 Electric generating equipment                     1,475,395
 Transmission, distribution, street
   lighting and other utilization equipment        1,609,912
                                                  ----------

 Total electric plant                              3,532,051

Nuclear fuel                                         256,199
Non-utility property                                     956
Construction work in progress                         99,870
                                                  ----------

     Total                                        $3,889,076
                                                  ==========

(1) The information required in columns B, C, D and E is omitted as neither the total additions nor the total retirements during the year exceed 10% of the balance at the end of 1991. Total additions and retirements were $210,885 and $30,333, respectively.

(2) Electric plant was depreciated on a straight-line basis at various rates ranging from 2.84% to 4.59% in 1991. For further information relating to the Company's policies regarding depreciation and amortization, see Note A included in Item 8.

(3) Approximately $87,000 of additions in 1991 relate to various modifications made to the Company's transmission and distribution systems, approximately $99,000 represent an increase in generating equipment and the remainder includes additions to generating station and other plant.

                               Boston Edison Company                 Schedule VI
                    Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment
                                      1993
                                 (in thousands)


- ------------------------------------------------------------------------------------------
Column A                    Column B    Column C     Column D      Column E     Column F
- ------------------------------------------------------------------------------------------
                                        Additions
                            Balance at  Charged to                              Balance
                            beginning   Costs and                  Other        at end
Description                 of period   Expenses     Retirements   Changes      of period
- ------------------------------------------------------------------------------------------
Depreciation reserve:
  Electric plant:
   Production-fossil       $  275,749   $ 25,981     $17,619       $   182      $  284,293
             -nuclear         352,997     43,184(A)    2,883             0         393,298
             -other            18,884      1,089         579           100          19,494
                      --------------------------------------------------------------------
    Total production          647,630     70,254      21,081           282         697,085

Transmission                  129,710      6,627         289            46         136,094
Distribution                  339,153     29,727      17,863         2,428         353,445
General                        58,490     15,584(B)   12,608            65          61,531
Capitalized DSM                     0      6,968           0             0           6,968
Harbor Electric
  Energy Company                2,311        925           0             0           3,236
                      --------------------------------------------------------------------
    Total electric          1,177,294    130,085      51,841         2,821(D)    1,258,359

Accumulated
  amortization
  of nuclear
  fuel (F)                     201,978    21,815           0        (3,316)(E)     220,477
                      --------------------------------------------------------------------
    Total                   $1,379,272  $151,900     $51,841(C)    $  (495)     $1,478,836
                      ====================================================================

(A) Excludes $12,865 of nuclear decommissioning costs.
(B) Includes $9,237 of amortization of leasehold improvements, computer software and load management program costs.
(C) Includes $17,694 of removal costs.
(D) Includes salvage value of property retired of $2,568 and FERC audit adjustments from audit report covering the period
    1/1/87 - 12/31/90 of $253.
(E) Payments to the Department of Energy for post-April 1983 nuclear fuel disposal.
(F) For information regarding the amortization policy for nuclear fuel, see Note A, part 4, to the consolidated financial statements included in Item 8.

                                Boston Edison Company                Schedule VI
                    Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment
                                      1992
                                 (in thousands)


- ---------------------------------------------------------------------------------------
Column A                    Column B    Column C    Column D     Column E    Column F
- --------------------------------------------------------------------------------------
                                        Additions
                            Balance at  Charged to                           Balance
                            beginning   Costs and                Other       at end
Description                 of period   Expenses    Retirements  Changes     of period
- --------------------------------------------------------------------------------------
Depreciation reserve:
  Electric plant:
   Production-fossil       $  268,744   $ 26,106     $19,141     $    40     $  275,749
             -nuclear         313,870     39,948(A)    1,209         388        352,997
             -other            18,499      1,713       1,978         650         18,884
                     ------------------------------------------------------------------
    Total production          601,113     67,767      22,328       1,078        647,630

Transmission                  120,533      9,770         628          35        129,710
Distribution                  323,178     34,362      19,919       1,532        339,153
General                        51,795     10,416(B)    3,723           2         58,490
Harbor Electric
  Energy Company                1,372        939           0           0          2,311
                     ------------------------------------------------------------------
    Total electric          1,097,991    123,254      46,598       2,647(D)   1,177,294

Accumulated
  amortization
  of nuclear
  fuel (F)                    180,137     25,473           0      (3,632)(E)    201,978
                     ------------------------------------------------------------------
    Total                  $1,278,128   $148,727     $46,598(C)  $  (985)    $1,379,272
                     ==================================================================

(A) Excludes $5,575 of nuclear decommissioning costs.
(B) Includes $5,976 of amortization of leasehold improvements, computer software and load management program costs.
(C) Includes $12,562 of removal costs.
(D) Represents salvage value of property retired.
(E) Payments to the Department of Energy for post-April 1983 nuclear fuel disposal.
(F) For information regarding the amortization policy for nuclear fuel, see Note A, part 4, to the consolidated financial statements included in Item 8.



                               Boston Edison Company                Schedule VI
                    Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment
                                      1991
                                 (in thousands)


- ----------------------------------------------------------------------------------------
Column A                    Column B    Column C    Column D      Column E    Column F
- ----------------------------------------------------------------------------------------
                                        Additions
                            Balance at  Charged to                            Balance
                            beginning   Costs and                 Other       at end
Description                 of period   Expenses    Retirements   Changes     of period
- ----------------------------------------------------------------------------------------
Depreciation reserve:
  Electric plant:
   Production-fossil       $  254,402   $ 24,989    $10,790       $   143     $  268,744
             -nuclear         276,126     38,109(A)     365             0        313,870
             -other            16,713      1,788          2             0         18,499
                       -----------------------------------------------------------------
    Total production          547,241     64,886     11,157           143        601,113

Transmission                  110,369     10,308        148             4        120,533
Distribution                  312,855     33,711     25,112         1,724        323,178
General                        44,444     10,238(B)   2,889             2         51,795
Harbor Electric
  Energy Company                  462        910          0             0          1,372
                       -----------------------------------------------------------------
    Total electric          1,015,371    120,053     39,306         1,873(D)   1,097,991

Accumulated
  amortization
  of nuclear
  fuel (F)                    163,694     19,869          0        (3,426)(E)    180,137
                       -----------------------------------------------------------------
    Total                  $1,179,065   $139,922    $39,306(C)    $(1,553)    $1,278,128
                       =================================================================

(A) Excludes $4,675 of nuclear decommissioning costs.
(B) Includes $6,179 of amortization of leasehold improvements, computer software and load management program costs.
(C) Includes $8,974 of removal costs.
(D) Represents salvage value of property retired.
(E) Payments to the Department of Energy for post-April 1983 nuclear fuel disposal.
(F) For information regarding the amortization policy for nuclear fuel, see Note A, part 4, to the consolidated financial statements included in Item 8.


                                                       Boston Edison Company                                Schedule VII
                                           Guarantees of Securities of Other Issuers
                                                        December 31, 1993
                                                          (in thousands)




- ------------------------------------------------------------------------------------------------------------------------------
    Column A                Column B                Column C            Column D        Column E        Column F     Column G
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                        Amount in
                                                    Total amount                        treasury of
                                                    guaranteed          Amount          issuer of                    Nature of
Name of issuer                                      and                 owned by        securities      Nature of    default
of securities               Title of issue          outstanding         Company         guaranteed      guarantee    by issuer
- ------------------------------------------------------------------------------------------------------------------------------
Yankee Atomic
  Electric Company:         $40 Million Amortizing
                            Term Loan - expires
                            1997                      $ 1,300           none            none            guarantee of    none
                                                                                                        principal
                                                                                                        and interest

New England Hydro
 Finance Company, Inc.: (1) Series A Note - due 2001  $10,000           none            none            guarantee of    none
                            Series B Note - due 2007    6,300                                           principal
                            Series C Note - due 2015    5,700                                           and interest
                                                      -------
                                Total                 $22,000
                                                      =======


       (1)  As part of Hydro-Quebec Phase II, the Company and other
            New England electric utilities became equity owners in New
            England Hydro-Transmission Electric Company, Inc. and New England Hydro-Transmission Corporation, the parent companies and guarantors of New England Hydro Finance Company, Inc. The Company and other equity participants agreed to guarantee severally their proportionate share of the borrowings outstanding of these companies pursuant to the Note and Guarantee Agreement dated April 15, 1991. The Company and other equity participants also guarantee their proportionate share of the total obligations of the participants who do not meet certain credit criteria.



                                    Boston Edison Company                         Schedule IX
                                    Short-Term Borrowings
                                   Year ended December 31,
                                       (in thousands)



- ------------------------------------------------------------------------------------------------
               Column A      Column B    Column C        Column D      Column E       Column F
- ------------------------------------------------------------------------------------------------
                                                                                      Weighted
                                                         Maximum       Average        average
               Category of               December 31     amount        amount         interest
               aggregate     Balance     weighted        outstanding   outstanding    rate
               short-term    at end      average         during the    during the     during the
               borrowings    of period   interest rate   period        period         period
- ------------------------------------------------------------------------------------------------
1993           (1)           $204,151    3.5%            $320,000      $220,149       3.4%

1992           (1)           $275,500    3.8%            $314,998      $233,286       4.1%

1991           (1)           $210,300    6.1%            $324,400      $221,481       6.4%





     (1)  Borrowings under:                          Year ended December 31,
                                             --------------------------------------
                                               1993           1992           1991
                                             --------       --------       --------
          Lines of credit                    $106,501       $162,500       $ 89,000
          Commercial paper                     97,650        113,000        121,300
                                             --------       --------       --------
               Total                         $204,151       $275,500       $210,300
                                             ========       ========       ========


     For information regarding the Company's borrowing arrangements, see Note F, part 6, to the consolidated financial statements included in Item 8.


                              Boston Edison Company              Schedule X
                   Supplementary Income Statement Information
                            Year ended December 31,
                                 (in thousands)


Column A                                                 Column B
- -------------------------------------------     ----------------------------
                                                      Charged to costs
Item                                                   and expenses
- -------------------------------------------     ----------------------------
                                                   1993      1992       1991
                                                ----------------------------
Maintenance and repairs*                        $94,826   $87,113   $102,215
                                                ============================
Taxes other than payroll and income taxes:

     Municipal property                         $77,238   $63,430   $ 51,486
                                                ============================



* Amounts are net of capitalized expenses.


For amortization of deferred cost of cancelled nuclear unit and amortization of deferred nuclear outage costs, see the consolidated statements of income included in Item 8.