Form 10-Q
period 1994-03-31
BOSTON EDISON CO
filed 1994-05-16
CIK 13372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1994

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________


                         Commission file number 1-2301

                             BOSTON EDISON COMPANY

             (Exact name of registrant as specified in its charter)


         Massachusetts                                04-1278810
- - -------------------------------                 ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

800 Boylston Street, Boston, Massachusetts               02199
- - ------------------------------------------      ---------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  617-424-2000
                                                     ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes    X     No
                                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at April 30, 1994
- - --------------------------                     -----------------------------
Common Stock, $1 par value                            45,227,121 shares

Exhibit list appears on page 12.

Part I - Financial Information
Item 1 - Financial Statements
- - -----------------------------

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)
                                               March 31,       December 31,
                                                 1994              1993
                                              ----------       ------------
 Assets
 ------
Utility plant in service                      $3,937,926     $3,904,776
 Less: accumulated depreciation                1,291,567      1,258,359
                                              ----------     ----------
   Utility plant, net                          2,646,359      2,646,417
Nuclear fuel, net                                 48,735         53,390
Construction work in progress                    150,426        144,835
                                              ----------     ----------
   Total property, plant and equipment         2,845,520      2,844,642
Investments in electric companies                 24,640         24,292
Nuclear decommissioning fund                      69,774         66,060
Current assets:
 Cash and cash equivalents                         6,271          8,768
 Accounts receivable                             183,277        171,098
 Accrued unbilled revenues                        33,576         29,823
 Fuel, materials and supplies                     80,019         79,381
 Prepaid expenses and other                       11,627          9,738
                                              ----------     ----------
   Total current assets                          314,770        298,808
Deferred debits:
 Power contracts                                  34,566         36,275
 Cancelled nuclear unit                           14,301         19,067
 Nuclear outage costs                             23,705         25,524
 Pension and postretirement costs                 25,714         24,416
 Redemption premiums                              57,990         59,116
 Regulatory asset - income taxes, net             27,257         26,916
 Other                                            46,329         52,183
                                              ----------     ----------
   Total assets                               $3,484,566     $3,477,299
                                              ==========     ==========
Capitalization and Liabilities
- - ------------------------------
Common stock equity:
 Common stock                                 $  660,456     $  657,782
 Retained earnings                               214,647        218,697
                                              ----------     ----------
   Total common stock equity                     875,103        876,479
Cumulative preferred stock:
 Non-mandatory redeemable series                 123,000        123,000
 Mandatory redeemable series                      96,000         96,000
First mortgage bonds                              25,000         40,000
Sewage facility revenue bonds, net                32,645         32,497
Debentures                                     1,215,000      1,200,000
Current liabilities:
 Preferred stock due within one year               2,000          2,000
 Notes payable                                   205,000        204,151
 Accounts payable                                135,208        144,760
 Interest accrued                                 12,089         25,467
 Dividends payable                                22,739         22,696
 Other                                            50,843         27,336
                                              ----------     ----------
   Total current liabilities                     427,879        426,410
Deferred credits:
 Power contracts                                  34,566         36,275
 Accumulated deferred income taxes               488,193        484,796
 Accumulated deferred investment tax credits      70,121         71,140
 Nuclear decommissioning reserve                  78,090         73,744
 Other                                            18,969         16,958
Commitments and contingencies                          -              -
                                              ----------     ----------
Total capitalization and liabilities          $3,484,566     $3,477,299
                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.
                                     2


                             Boston Edison Company
                       Consolidated Statements of Income
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                       Three Months Ended March 31
                                       ---------------------------
                                           1994          1993
                                        --------       --------
Operating revenues                      $377,449       $354,752
                                        --------       --------
Operating expenses:
 Fuel                                     44,449         45,831
 Purchased power                          89,198         96,435
 Other operations and maintenance        108,163        100,474
 Depreciation and amortization            39,116         34,263
 Amortization of deferred cost of
  cancelled nuclear unit                   4,948              -
 Demand side management programs           7,939          8,597
 Taxes - property and other               26,321         23,405
 Income taxes                             11,520          4,025
                                        --------       --------
   Total operating expenses              331,654        313,030
                                        --------       --------
Operating income                          45,795         41,722
Other income, net                            795            288
                                        --------       --------
Operating and other income                46,590         42,010
                                        --------       --------
Interest charges:
 Long-term debt                           26,042         26,073
 Other                                     2,258          2,667
 Allowance for borrowed funds
  used during construction                (1,522)        (2,182)
                                        --------       --------
   Total interest charges                 26,778         26,558
                                        --------       --------
Net income                                19,812         15,452
Preferred dividends provided               3,962          4,075
                                        --------       --------
Balance available for common stock      $ 15,850       $ 11,377
                                        ========       ========

Average common shares outstanding         45,189         44,821
                                        ========       ========

Earnings per share of common stock         $0.35          $0.25
                                        ========       ========

Dividends declared per common share       $0.440         $0.425
                                        ========       ========



The accompanying notes are an integral part of these financial statements.

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                         1994          1993
                                                      --------       --------
Operating activities:
 Net income                                            $19,812        $15,452
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                                        35,469         31,074
    Amortization of nuclear fuel                         6,081          7,392
    Amortization of deferred cost of
     cancelled nuclear unit, net                         4,766              -
    Other amortization                                   3,474            932
    Allowance for borrowed funds used during
     construction                                       (1,522)        (2,182)
    Deferred income taxes                                2,065            566
    Investment tax credits                              (1,019)        (1,075)
    Amortization of nuclear outage costs, net            1,820            329
 Net changes in:
    Accounts receivable and accrued unbilled
     revenues                                          (15,932)         9,759
    Fuel, materials and supplies                        (1,820)         3,981
    Accounts payable                                    (9,552)       (16,518)
    Other current assets and liabilities                 8,283         12,660
    Other, net                                          10,966        (23,999)
                                                      --------       --------
Net cash provided by operating activities               62,891         38,371
                                                      --------       --------
Investing activities:
 Plant and nuclear fuel expenditures
  (excluding AFUDC)                                    (35,891)       (49,710)
 Capitalized demand side management
  expenditures                                          (5,139)        (2,115)
 Decommissioning fund                                   (3,714)        (3,510)
 Investments in electric companies                        (348)          (351)
                                                      --------       --------
Net cash used by investing activities                  (45,092)       (55,686)
                                                      --------       --------
Financing activities:
 Issuance of common stock                                2,674          2,667
 Issuance of long-term debt                             15,000        715,000
 Retirement of long-term debt                          (15,000)      (598,625)
 Change in notes payable                                   849        (79,500)
 Dividends paid                                        (23,819)       (23,098)
                                                      --------       --------
Net cash provided (used) by financing
 activities                                            (20,296)        16,444
                                                      --------       --------
Decrease in cash and cash equivalents                   (2,497)          (871)
Cash and cash equivalents at beginningof year            8,768          3,947
                                                      --------       --------
Cash and cash equivalents at end of period            $  6,271       $  3,076
                                                      ========       ========
Cash paid during the period for:
 Interest                                             $ 41,678       $ 38,143
 Less: amounts capitalized                               1,522          2,182
                                                      --------       --------
                                                      $ 40,156       $ 35,961
                                                      ========       ========
 Income taxes                                         $  1,208       $  4,064
                                                      ========       ========


The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
- - ------------------------------------------

A)   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1993 Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature) necessary to present fairly the financial position as of March 31, 1994 and the results of operations for the three months ended March 31, 1994 and 1993 and the cash flows for the three months ended March 31, 1994 and 1993. Certain prior year balances have been reclassified to reflect current classifications.

     The results of operations for the three months ended March 31, 1994 are not indicative of the results which may be expected for the full year. The Company's kWh sales and revenues are seasonal in nature, with both being lower in the spring and fall seasons. In addition, pursuant to retail rate orders of the Massachusetts Department of Public Utilities (DPU), base retail rates billed to customers are higher in the billing months of June through September. Accordingly, a significant portion of the Company's annual earnings occurs in the third quarter.

B)   Commitments and Contingencies
     -----------------------------

     In March 1991 the Company was named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by the Company's 1988 reduction in force. Legal counsel is vigorously defending this case. Based on the information presently available, the Company does not expect that this litigation or certain other legal matters in which the Company is currently involved will have a material impact on financial condition. However, an unfavorable decision ordered against the Company could have a material impact on quarterly earnings.

     State regulations revised in 1993 require that properties where releases of hazardous materials occurred in the past be further cleaned up according to a timetable developed by the Massachusetts Department of Environmental Protection. The Company is currently evaluating the potential costs associated with the cleanup of sites where it has been identified as the owner or operator. There are uncertainties associated with these potential costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of certain other multi-party hazardous waste sites in Massachusetts and other states. At the majority of these other sites the Company is one of many potentially responsible parties and its alleged share of the responsibility is a small percentage. The Company does not expect any of its potential cleanup liabilities to have a material impact on its financial condition or annual results of operations, although provisions for cleanup costs could have a material impact on quarterly earnings.

C)   Income Taxes
     ------------

     The annual estimated effective income tax rate for 1994 and the actual effective income tax rate for 1993 and the reasons for their differences from the statutory federal income tax rate are explained below:

                                                  1994      1993
                                                 ------    ------
       Statutory tax rate                         35.0%     35.0%
       State income tax, net of federal income
        tax benefit                                4.3       4.2
       Investment tax credits                     (2.0)     (2.6)
       Reversal of deferred taxes - settlement
        agreement                                    -     (13.0)
       Other                                      (0.1)     (0.2)
                                                  ----     -----
          Effective tax rate                      37.2%     23.4%
                                                  ====     =====

D)   Long-Term Debt
     --------------

     In March 1994 the Massachusetts Industrial Finance Agency, on behalf of the Company, issued $15 million of 5.75% tax-exempt debentures due in 2014. The proceeds from this issue and sufficient other funds were deposited on March 31, 1994 in an irrevocable trust to pay the principal, call premium and interest payments on $15 million of 10.25% Series U first mortgage bonds. As a result the bonds and cash were removed from the Company's consolidated balance sheet. The bonds were subsequently redeemed on April 1, 1994. On May 2, 1994 the Company redeemed $3.6 million of Series S first mortgage bonds.

E)   New Accounting Pronouncements
     -----------------------------

     In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. The statement required the Company to record a liability computed on an actuarial basis for the estimated cost of providing postemployment benefits. Postemployment benefits provided by the Company to former or inactive employees, their beneficiaries and covered dependents consist primarily of disability-related benefits, including workers compensation. The Company previously recognized the cost of these benefits primarily as claims were paid. The adoption of SFAS No. 112 was not material to the Company.

     SFAS No. 115, Accounting for Certain Investments in Debt and
     Equity Securities, was also effective in the first quarter of 1994. This statement had no material effect on the Company.

Item 2 - Management's Discussion and Analysis
- - ---------------------------------------------

Results of Operations - Three Months ended March 31, 1994 vs.
- - -------------------------------------------------------------
Three Months ended March 31, 1993
- - ---------------------------------

Earnings per common share for the three months ended March 31, 1994 amounted to $0.35 as compared to $0.25 per common share for the three months ended March 31, 1993. The increase in earnings is primarily the result of the elimination of certain purchased power expenses due to the expiration of a long-term contract, a $29 million annual rate increase effective November 1993 and a 3.1% increase in retail kWh sales. These were partially offset by higher depreciation and amortization expense, increases in pension and other employee benefit expenses and higher income tax expense.

The results of operations for the first quarter are not indicative of the results which may be expected for the full year due to the seasonality of the Company's kWh sales and revenues.
See Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 6.4% as follows:

                                                       (in thousands)
- - ---------------------------------------------------------------------
Retail electric revenues                                     $12,967
Demand side management revenues                                1,131
Wholesale and other revenues                                   5,036
Short-term sales revenues                                      3,563
- - ---------------------------------------------------------------------
  Increase in operating revenues                             $22,697
=====================================================================

Retail electric revenues increased $13 million. The November 1993 retail rate increase resulted in $5.6 million of the increased revenues and $3.5 million was due to a 3.1% increase in retail kWh sales. Performance revenues, which vary annually based on the operating performance of Pilgrim Nuclear Power Station, increased $2.1 million as a result of a higher expected annual capacity factor for the station in 1994 than in 1993.

A new $51 million annual conservation charge for recovery of demand side management program costs was implemented in February 1994. The charge will recover $20 million of 1994 program costs and $14 million of amortization of capitalized program costs plus lost base revenues, incentives and a return. The previous $53 million annual charge effective through January 1994 recovered 1992 and 1993 program costs plus lost base revenues and a return.

The increase in wholesale and other revenues is due primarily to a decrease in revenue reserves. In 1994 $4.6 million of reserves were recorded related to certain wholesale and contract customers. In 1993 the Company recorded $8.2 million of reserves, of which $6.5 million was estimated as a result of a DPU order on the Company's generating unit performance program.

Increased short-term sales revenues are the result of higher Company generation availability and short-term power purchaser requirements. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses

Total fuel and purchased power expenses decreased $8.6 million. Higher incurred costs due to increased generation and power purchases were more than offset by a decrease in expense caused by the timing effect of fuel and purchased power expense collection. Fuel and purchased power expenses are substantially fully recoverable through fuel and purchased power revenues.

Other operations and maintenance expense increased primarily due to a $5 million increase in pension expense and increases in other employee benefit expenses. In accordance with the 1992 settlement agreement the Company records pension expense based upon the estimated funding of the pension plan for the year.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance. In 1994 the Company resumed amortization of the deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement the Company did not expense any of these costs in 1993.

The Company's effective annual income tax rate for 1994 is currently estimated to be 37.2% vs. an actual rate of 23.4% for 1993. The 1993 rate was reduced by adjustments to deferred income taxes of $20 million in accordance with the 1992 settlement agreement.

Other interest charges decreased primarily due to a lower average outstanding short-term debt balance.

Financial Condition
- - -------------------

The Company's 1992 settlement agreement with the DPU provides increased revenues from retail customers over the three-year period ending October 1995. Additionally, a long-term purchased power contract with annual charges of approximately $60 million
expired in October 1993 with no related change in revenues.   The
settlement agreement also limits the annual rate of return on equity during the three-year period to 11.75%, excluding any penalties or rewards from performance incentives.

The most significant impact that performance incentives can have on the Company's financial results is based on Pilgrim Station's annual capacity factor. Effective November 1993 an annual capacity factor between 60% and 68% will provide approximately $45 million of revenues through the performance adjustment charge. For each percentage point increase in capacity factor above 68%, annual revenues will increase by approximately $650,000. For each percentage point decrease in capacity factor below 60% (to a minimum of 35%), annual revenues will decrease by approximately $750,000. The capacity factor for the current performance year to date (November 1993 through April 1994) is 81.7%.

Liquidity
- - ---------

The Company supplements internally generated funds with external financings, primarily the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At March 31, 1994 the Company had $205 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement.

Outlook for the Future
- - ----------------------

A significant portion of the Company's electricity sales is made to commercial customers rather than industrial customers. As a result the Company's sales have been only moderately impacted by the decline in the local economy. The Company's retail sales increased 3.1% in the first quarter of 1994 due in part to extreme weather conditions in Massachusetts. However, this growth rate is not expected to continue throughout the year.

In April 1994 the Massachusetts Supreme Judicial Court issued a favorable decision on the Company's appeal of an order by the DPU that would have required the Company to purchase 132 megawatts of power from Altresco Lynn, LP, an independent power producer, starting as early as 1995. The Company opposed the order as it does not believe it needs any new power for several years. The Court remanded the case to the DPU for further consideration.

Other Matters
- - -------------

On April 28, 1994, Company President Thomas J. May was elected Chairman and Chief Executive Officer, Executive Vice President George W. Davis was elected President and Chief Operating Officer, and Chairman and Chief Executive Officer Bernard W. Reznicek announced his retirement. The elections and retirement are effective July 1, 1994.

On May 6, 1994, the Company and its union locals agreed on new six-year labor contracts.

SFAS No. 112 and SFAS No. 115 were effective in the first quarter of 1994. Refer to Note E to the consolidated financial statements for further discussion of these pronouncements.

Part II - Other Information
- - ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on April
22, 1994.  The following items were submitted to vote:

     1. To elect five Class III directors to serve until the 1997
        Annual Meeting.

     2. To vote upon a proposal to amend the Articles of Organization of the Company to increase by 500,000 the number of shares of Cumulative Preferred Stock, having a par value of $100, which the Company is authorized to issue.

     3. To vote upon a proposal to amend the Articles of Organization of the Company to authorize the issuance of reacquired shares of Cumulative Preferred Stock.

     4. To vote upon a proposal to restate the Articles of Organization of the Company to consolidate the present fifteen amendments to the Articles of Organization and the amendments contemplated in Proposals Nos. 2 and 3 hereof into a single document and to delete provisions which are no longer operative.

     5. To vote upon a stockholder proposal recommending the immediate shutdown and retirement of the Company's nuclear unit, which the Board of Directors opposes, if the proposal is presented at the meeting.

As a result of sufficient votes not received in time for the scheduled meeting for Item 3, the meeting was adjourned until May
26, 1994 to permit further solicitation of proxies with respect to this proposal.

Item 5.  Other Information
- - --------------------------

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant
(File No. 33-57840), filed with the Securities and Exchange
Commission on February 3, 1993.

Price and dividend information per share of common stock:
                                   Price
                              ---------------          Dividend
                               High       Low            Paid
                              -------     ---          --------
     First quarter 1994       $29 7/8     $26           $0.44

The last sales price of the Company's common stock on the New
York Stock Exchange as reported in the Wall Street Journal for
May 10, 1994 was $27 1/4 per share.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

     Twelve Months ended March 31, 1994:
     -----------------------------------
     Ratio of earnings to fixed charges                         2.37X

     Ratio of earnings to fixed charges and preferred
     stock dividend requirements                                2.01X

     Year ended December 31, 1993:
     -----------------------------
     Ratio of earnings to fixed charges                         2.27X

     Ratio of earnings to fixed charges and preferred
     stock dividend requirements                                1.94X

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     a) Exhibits filed herewith:


          Exhibit 12 - Computation of ratio of earnings to
                       fixed charges

                    12.1  Computation of ratio of
                          earnings to fixed charges
                          for the twelve months ended
                          March 31, 1994.

                    12.2  Computation of ratio of
                          earnings to fixed charges
                          and preferred stock dividend
                          requirements for the twelve months
                          ended March 31, 1994.

                    12.3  Computation of ratio of
                          earnings to fixed charges
                          for the year ended December 31, 1993.

                    12.4  Computation of ratio of
                          earnings to fixed charges
                          and preferred stock dividend
                          requirements for the year ended
                          December 31, 1993.

          Exhibit 15 - Letter re unaudited interim financial
                       information

                    15.1  Report of Independent Accountants

          Exhibit 99 - Additional Exhibits

                    99.1  Letter of Independent Accountants

                          Re Form S-3 Registration
                          Statements filed by the
                          Company on September 14, 1990
                          (File No. 33-36824),
                          February 3, 1993
                          (File No. 33-57840);
                          Form S-8 Registration
                          Statements filed by the
                          Company on October 10, 1985
                          (File No. 33-00810), July 28, 1986
                          (File No. 33-7558), December 31,
                          1990 (File No. 33-38434),
                          June 5, 1992 (33-48424 and
                          33-48425) and March 17, 1993
                          (33-59662 and 33-59682).

     b) A Form 8-K dated April 28, 1994 was filed with the Securities and Exchange Commission by the Company. This report contained two press releases: one announcing first quarter earnings and a second announcing management changes.

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          BOSTON EDISON COMPANY
                                          ---------------------
                                               (Registrant)




Date:  May 13, 1994                       /s/  Robert J. Weafer, Jr.
                                          --------------------------
                                               Robert J. Weafer, Jr.
                                               Vice President,
                                               Controller and
                                               Chief Accounting
                                               Officer