Form 10-K/A
period 1993-12-31
BOSTON EDISON CO
filed 1994-06-30
CIK 13372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1



                         Commission file number 1-2301
                             BOSTON EDISON COMPANY
             (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:

        Financial statements and exhibits required by Securities and Exchange Commission Form 11-K Annual Report with respect to:


        1)   Boston Edison Savings Plan


        2) Boston Edison Negotiated Savings Plan for Production and Maintenance Employees


        3) Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.





                                           BOSTON EDISON COMPANY
                                           ---------------------
                                                (Registrant)



                                     By:  /s/ Robert J. Weafer, Jr.
                                        -----------------------------------
                                              Robert J. Weafer, Jr.
                                              Vice President, Controller and
                                              Chief Accounting Office





   Date:  June 30, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 11-K


                 FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE,
                 SAVINGS AND SIMILAR PLANS PURSUANT TO SECTION
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( X ) Annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1993

(   )   Transition report pursuant to Section 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ____________ to ____________


                         Commission File Number 1-2301

                           BOSTON EDISON SAVINGS PLAN
                           --------------------------
                            (Full title of the plan)




                             BOSTON EDISON COMPANY
          ------------------------------------------------------------
          (Name of issuer of the securities held pursuant to the plan)



                           Boston Edison Savings Plan
                           c/o Boston Edison Company
               800 Boylston Street, Boston, Massachusetts  02199
               -------------------------------------------------
                    (Address of principal executive offices)

                           BOSTON EDISON SAVINGS PLAN
                 Statement of Net Assets Available for Benefits
                               December 31, 1993





                                    Number
                                  of Shares                Fair Value
                                  ---------                ----------
Investments:
 Fidelity mutual funds:
  Asset Manager                   1,086,021                $16,724,723*
  Magellan                          308,462                 21,854,510*
  Retirement Government
   Money Market                   6,250,748                  6,250,748*
  U.S. Equity Index                  68,295                  1,179,457
                                                           -----------
                                                            46,009,438

 Boston Edison Company:
  Common stock                      794,786                 23,644,893*

 Participant notes receivable                                1,682,181
                                                           -----------
   Total investments                                        71,336,512

Receivables:
 Company contributions                                         272,282
 Participant contributions                                     340,051
                                                           -----------
Net assets available for benefits                          $71,948,845
                                                           ===========

* represents 5 percent or more of the net assets available for benefits.



    The accompanying notes are an integral part of the financial statements.

                           BOSTON EDISON SAVINGS PLAN
                 Statement of Net Assets Available for Benefits
                               December 31, 1992





                                    Number
                                  of Shares                 Fair Value
                                  ---------                 ----------
Investments:
 Fidelity mutual funds:
  Asset Manager                     713,305                 $ 9,536,885
  Magellan                          248,402                  15,651,802
  Retirement Government
   Money Market                   7,393,652                   7,393,652
  U.S. Equity Index                  50,705                     830,544
                                                            -----------
                                                             33,412,883

 Boston Edison Company:
  Common stock                      600,714                  16,519,640

 Participant notes receivable                                 1,244,510
                                                            -----------
   Total investments                                         51,177,033

Receivables:
 Company contributions                                          187,585
 Participant contributions                                      303,979
                                                            -----------
Net assets available for benefits                           $51,668,597
                                                            ===========


    The accompanying notes are an integral part of the financial statements.

                           BOSTON EDISON SAVINGS PLAN
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1993


                                               Fidelity
                      Fidelity                 Retirement       Fidelity
                       Asset      Fidelity     Government     U.S. Equity   Boston Edison    Participant     Other
                      Manager     Magellan    Money Market      Index        Common Stock       Notes        Assets     Total
                      -------     --------    ------------    -----------   -------------    -----------     ------     -----
Dividend income    $  999,951   $ 2,001,802    $  183,830    $   43,028      $ 1,150,334             -           -    $ 4,378,945

Interest income             -             -             -             -                -    $   96,655           -         96,655

Contributions:
 Company                    -             -             -             -        5,422,980             -     $ 84,697     5,507,677
 Participants       2,154,321     2,926,340     1,079,339       387,770        1,296,050             -       36,072     7,879,892

Net appreciation
 in fair
 value of
 investments        1,789,977     2,058,185             -        53,764        1,280,277             -            -     5,182,203

Distributions to
 participants        (420,398)     (773,017)     (644,695)      (61,350)      (1,109,404)      (30,657)           -    (3,039,521)

Net transfers
 between
 investment
 choices            2,618,709      (103,503)   (1,779,573)      (75,480)        (990,720)      330,567            -             -

Net transfers from
 other Boston Edison
 savings plans         45,278        92,901        18,195         1,181           75,736        41,106            -       274,397
                  -----------   -----------    ----------    ----------      -----------    ----------     --------   -----------
Net change during
 the year           7,187,838     6,202,708    (1,142,904)      348,913        7,125,253       437,671      120,769    20,280,248

Net assets available
 for benefits,
 beginning
 of year            9,536,885    15,651,802     7,393,652       830,544       16,519,640     1,244,510      491,564    51,668,597
                  -----------   -----------    ----------    ----------      -----------    ----------     --------   -----------
Net assets available
 for benefits, end
 of year          $16,724,723   $21,854,510    $6,250,748    $1,179,457      $23,644,893    $1,682,181     $612,333   $71,948,845
                  ===========   ===========    ==========    ==========      ===========    ==========     ========   ===========

    The accompanying notes are an integral part of the financial statements.

                           BOSTON EDISON SAVINGS PLAN
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1992


                                               Fidelity
                      Fidelity                 Retirement       Fidelity
                       Asset      Fidelity     Government     U.S. Equity   Boston Edison    Participant     Other
                      Manager     Magellan    Money Market      Index        Common Stock       Notes        Assets     Total
                      -------     --------    ------------    -----------   -------------    -----------     ------     -----
Dividend income     $  451,023  $ 2,174,659    $  258,631        $ 16,172    $   795,184             -           -   $ 3,695,669

Interest income              -            -             -               -              -    $   77,317           -        77,317

Contributions:
 Company                     -            -             -               -      3,721,455             -    $ 82,588     3,804,043
 Participants        1,544,854    2,596,784     1,429,494         250,195      1,336,487             -     101,954     7,259,768

Net appreciation/
 (depreciation) in
 fair value of
 investments           524,433   (1,163,449)            -          35,812      1,591,283             -           -       988,079

Distributions to
 participants         (515,602)    (537,959)     (482,251)         (8,623)      (705,963)       (9,562)          -    (2,259,960)

Net transfers between
 investment
 choices               766,332     (464,833)     (711,815)        267,078       (314,257)      457,495           -             -

Net transfers
 (to)/from
 other Boston
 Edison
 savings plans          10,308       73,837        (1,779)           (250)        26,382             -           -       108,498

Other                        -            -             -               -              -        12,594           -        12,594
                    ----------  -----------    ----------        --------    -----------    ----------    --------   -----------
Net change during
 the year            2,781,348    2,679,039       492,280         560,384      6,450,571       537,844     184,542    13,686,008

Net assets available
 for benefits,
 beginning
 of year             6,755,537   12,972,763     6,901,372         270,160     10,069,069       706,666     307,022    37,982,589
                    ----------  -----------    ----------        --------    -----------    -----------   --------   -----------
Net assets available
 for benefits, end
 of year            $9,536,885  $15,651,802    $7,393,652        $830,544    $16,519,640    $1,244,510    $491,564   $51,668,597
                    ==========  ===========    ==========        ========    ===========    ==========    ========   ===========


    The accompanying notes are an integral part of the financial statements.

                           BOSTON EDISON SAVINGS PLAN
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1991



                                               Fidelity
                      Fidelity                 Retirement       Fidelity
                       Asset      Fidelity     Government     U.S. Equity   Boston Edison    Participant     Other
                      Manager     Magellan    Money Market      Index        Common Stock       Notes        Assets        Total
                      -------     --------    ------------    -----------   -------------    -----------     ------        -----
Dividend income     $  475,980   $ 1,123,642   $  378,480       $  7,078    $   472,183              -           -     $ 2,457,363

Interest income              -             -            -              -              -       $ 44,067           -          44,067

Contributions:
 Company                     -             -            -              -      2,261,449              -    $104,997       2,366,446
 Participants        1,250,175     2,225,675    1,733,752        112,789      1,362,088              -     (72,354)      6,612,125

Net appreciation
 in fair
 value of
 investments           576,794     2,229,744            -         26,379      1,815,005              -           -       4,647,922

Distributions to
 participants         (167,870)     (487,880)    (346,947)        (1,188)      (171,914)        (5,036)          -      (1,180,835)

Net transfers between
 investment choices    593,071       134,430     (786,163)        66,282       (254,543)       246,923           -               -

Net transfers (to)/from
 other Boston Edison
 savings plans          33,674        52,651       (4,013)             -         16,333         (4,078)          -          94,567

Other                    2,030         3,481        2,943            164         13,347            300           -          22,265
                    ----------   -----------   ----------       --------    -----------       --------    --------     -----------
Net change during
 the year            2,763,854     5,281,743      978,052        211,504      5,513,948        282,176      32,643      15,063,920

Net assets
 available for
 benefits, beginning
 of year             3,991,683     7,691,020    5,923,320         58,656      4,555,121        424,490     274,379      22,918,669
                    ----------   -----------   ----------       --------    -----------       --------    --------     -----------
Net assets available
 for benefits, end
 of year            $6,755,537   $12,972,763   $6,901,372       $270,160    $10,069,069       $706,666    $307,022     $37,982,589
                    ==========   ===========   ==========       ========    ===========       ========    ========     ===========

    The accompanying notes are an integral part of the financial statements.

                           BOSTON EDISON SAVINGS PLAN
                         Notes to Financial Statements

A.  Plan Description
    ----------------
The Boston Edison Savings Plan (the Plan) was established effective January 1, 1986 to provide retirement benefits for participating employees of Boston Edison Company (the Company) through a program of salary-reduction contributions. The Plan is subject to the rules and regulations of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is qualified under section 401(a) of the Internal Revenue Code (the Code) and utilizes the special federal tax deferral features of section 401(k) of the Code. The Company is the only employer participating in the Plan. The plan administrators are the Boston Edison Retirement Plans Committee and the Boston Edison Pension Management Committee.

The Company matches a percentage of each participant's contribution, up to a maximum of 6% of the participant's compensation. The percentages matched were 50% in 1991, 75% in 1992 and 100% in 1993. The match is made entirely in Company common stock. Employees are immediately fully vested in the match.

Employees are eligible to join the Plan at specified times at age 21 or older with one year of service, at age 35, or after four years of service, regardless of age. Employees participating in the Plan elect to make contributions of at least 2% but not more than 15% of their compensation as defined in the Plan. Members of the Plan are fully vested at all times. Members are not subject to federal taxes on contributions nor the earned income until such time as distribution or withdrawal is made.

Investments in the Plan are directed by the individual plan participants. There are currently five investment choices offered under the Plan: four invested in mutual funds (Asset Manager, Magellan, Retirement Government Money Market and U.S. Equity Index) managed by Fidelity Investments (Fidelity) and one invested in Company common stock. Effective January 1, 1995, four additional investment choices will be offered: three invested in mutual funds (Intermediate Bond Fund, International Growth and Income Fund and Disciplined Equity Fund) managed by Fidelity, and a Self-Directed Brokerage Account offered by Fidelity through which participants can invest in a variety of securities.

At December 31, 1993, there were 1,627 participants in the Plan, of whom 954, 1,160, 516, 238 and 1,607 were invested in the Fidelity Asset Manager, Magellan, Retirement Government Money Market, U.S. Equity Index and Boston Edison Company Common Stock funds, respectively.

While it is the current intention of the Company to continue the Plan for as long as the provisions of the Internal Revenue code permit, neither the making of contributions nor the continuance of the Plan is assumed by the Company as a contractual obligation. In the event of Plan termination, the assets will be distributed to participants to the extent of their individual allocations, in accordance with the Plan's distribution provisions.

B.   Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Accounting
     -------------------
     The Plan's financial statements have been prepared under the accrual method of accounting and in accordance with the rules and regulations of ERISA.

     Investments Valuation
     ---------------------
     Plan investments held by Fidelity, the trustee of the Plan, are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The Company common stock is valued at its quoted market price. Participant notes receivable are valued at cost which approximates fair value.

     Expenses
     --------
     Fees for investment advisory and other services provided to the Fidelity funds are charged directly to each of the Fidelity funds. Participants pay a commission on the purchase and sale of Company stock. All other expenses of administering the Plan are currently paid by the Company. Beginning January 1, 1995, loan fees and self-directed brokerage fees will be paid by participants.

     Net Appreciation/(Depreciation) in the Fair Value of Investments
     ----------------------------------------------------------------
     Gains and losses are realized upon distributions (including withdrawals) to participants and the transfer of all or a portion of a participant's account between investment choices.

     The Plan presents in the statement of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

     Payment of Benefits
     -------------------
     Benefits are recorded when paid.

     Other
     -----
     Dividend income is recorded on the ex-dividend date.

C.   Contributions
     -------------
     Salary reduction contributions made on behalf of members and Company matching contributions are recorded in the period payroll deductions are made from members. Contributions receivable at December 31 represents amounts withheld from participants and the corresponding Company matching contributions subsequently deposited to the Plan in the following month.

D.   Transfers Between Investment Choices and Other Savings Plans
     ------------------------------------------------------------
     Plan participants may, with certain limitations, elect to transfer their elective contribution account balances from any investment choice or choices to any of the other choices offered by the Plan.

     If a participant ceases to be a member in the Plan and subsequently participates in either the Boston Edison Negotiated Savings Plan for Production and Maintenance Employees or the Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees, the participant's account balance in the Plan will be transferred to the other plan.

E.   Participant Notes
     -----------------
     Participants in the Plan for at least 24 months may obtain a loan from the Plan from the balance in their elective contribution account. Effective July 1, 1994, loan eligibility will be reduced to 12 months of participation. The loan may not be less than $1,000 nor exceed the lesser of $50,000, or 50% of the market value of the participant's elective contribution account. Loans must be repaid to the participant's account over a period not to exceed five years (unless the loan is for the purchase of a principal residence) via payroll deductions. The annual interest rate is modified from time to time to reflect changes in the prime rate or other market interest indicators. Loan transactions are treated as a transfer to (from) the investment funds from (to) the Participant Notes fund.

F.   Related Party Transactions
     --------------------------
     Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan and therefore these transactions qualify as party-in-interest.

     Boston Edison Company is a party-in-interest as that term is defined in section 3.14 of ERISA.

G.   Reconciliation of Financial Statements to Form 5500
     ---------------------------------------------------

     The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 at December 31, 1993 and 1992.

                                                      1993           1992
                                                      ----           ----
     Net assets available for benefits per
     the financial statements                     $71,948,845    $51,668,597

     Less:  Contributions receivable                 (612,333)      (491,564)
                                                  -----------    -----------
     Net assets available for benefits per
     the Form 5500                                $71,336,512    $51,177,033
                                                  ===========    ===========




     The following is a reconciliation of contributions received per the financial statements to the Form 5500 for the years ended December 31, 1993, 1992 and 1991.

                                                  1993       1992         1991
                                                  ----       ----         ----
     Contributions per the financial
      statements                             $13,387,569  $11,063,811  $8,978,571

     Add:  Contributions receivable at the
     beginning of the year                       491,564      307,022     274,379

     Less:  Contributions receivable at the
     end of the year                            (612,333)    (491,564)   (307,022)
                                             -----------  -----------  ----------
     Contributions per the Form 5500         $13,266,800  $10,879,269  $8,945,928
                                             ===========  ===========  ==========

     Contributions are recorded on the Form 5500 when received.


H.   Tax Status
     ----------
     The Internal Revenue Service has determined and informed the Company by a letter dated July 1, 1987, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code
     (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

I.   Reclassification
     ----------------
     Certain prior period amounts on the financial statements were reclassified to conform with current presentation.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Boston Edison Retirement Plans Committee:


     We have audited the accompanying statements of net assets available for benefits including the schedules of investments of the Boston Edison Savings Plan as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Boston Edison Savings Plan as of December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments held at December 31, 1993 and reportable transactions for the year ended December 31, 1993 are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Boston, Massachusetts                        COOPERS & LYBRAND
June 24, 1994

                           BOSTON EDISON SAVINGS PLAN
                          Schedule of Investments Held
                               December 31, 1993

                                  Cost           Market Value
                                  ----           ------------
Fidelity mutual funds:

     Asset Manager            $15,073,439         $16,724,723
     Magellan                  20,069,640          21,854,510
     Retirement Government
      Money Market              6,250,748           6,250,748
     U.S. Equity Index          1,149,435           1,179,457
                              -----------         -----------
                               42,543,262          46,009,438


Boston Edison Company:

     Common stock              22,965,050          23,644,893

Participant notes receivable    1,682,181           1,682,181
                              -----------         -----------
                              $67,190,493         $71,336,512
                              ===========         ===========

                           BOSTON EDISON SAVINGS PLAN
                      Schedule of Reportable Transactions
                      for the year ended December 31, 1993



                                  Description of                  Net Realized
         Identity of Party         Transaction         Amount        Gain
         -----------------        --------------       ------     ------------

     Individual transactions:
     -----------------------
     None


     Series of transactions:
     ----------------------
     Fidelity Asset Manager          Purchases      $6,614,569

     Fidelity Magellan               Purchases      $8,088,330
                                     Sales          $3,943,807     $273,314

     Fidelity Retirement
      Government Money Market        Purchases      $3,668,029
                                     Sales          $4,810,933            -

     Boston Edison Common Stock      Purchases      $8,297,947


                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


To the Boston Edison Retirement
 Plans Committee:

     We consent to the incorporation by reference in the registration statement of Boston Edison Company and Boston Edison Savings Plan on Form 10-K/A-1 (File No. 33-48424) of our report dated June 24, 1994 on our audits of the financial statements of the Boston Edison Savings Plan as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which report is included in this annual report on Form 11-K.



Boston, Massachusetts                        COOPERS & LYBRAND
June 30, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 11-K


                 FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE,
                 SAVINGS AND SIMILAR PLANS PURSUANT TO SECTION
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( X ) Annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1993

(   )   Transition report pursuant to Section 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from _________ to _________

                         Commission File Number 1-2301

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                   -----------------------------------------
                   OFFICE, TECHNICAL & PROFESSIONAL EMPLOYEES
                   ------------------------------------------
                            (Full title of the plan)


                            BOSTON EDISON COMPANY
          ------------------------------------------------------------
          (Name of issuer of the securities held pursuant to the plan)



                   Boston Edison Negotiated Savings Plan for
                   Office, Technical & Professional Employees
                           c/o Boston Edison Company
               800 Boylston Street, Boston, Massachusetts  02199
               -------------------------------------------------
                    (Address of principal executive offices)

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
                 Statement of Net Assets Available for Benefits
                               December 31, 1993




                                   Number
                                 of Shares               Fair Value
                                 ---------               ----------
Investments:
 Fidelity mutual funds:
  Asset Manager                    239,885               $ 3,694,233*
  Magellan                          89,984                 6,375,393*
  Retirement Government
   Money Market                  2,075,415                 2,075,415*
  U.S. Equity Index                 20,519                   354,358
                                                         -----------
                                                          12,499,399

 Boston Edison Company:
  Common stock                     226,264                 6,731,359*

 Participant notes receivable                                567,448
                                                         -----------
   Total investments                                      19,798,206

Receivables:
 Company contributions                                        84,186
 Participant contributions                                   229,640
                                                         -----------
Net assets available for benefits                        $20,112,032
                                                         ===========

* represents 5 percent or more of the net assets available for benefits.



    The accompanying notes are an integral part of the financial statements.

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
                 Statement of Net Assets Available for Benefits
                               December 31, 1992



                                   Number
                                 of Shares                Fair Value
                                 ---------                ----------
Investments:
 Fidelity mutual funds:
  Asset Manager                    159,420                $ 2,131,451
  Magellan                          65,334                  4,116,678
  Retirement Government
   Money Market                  1,899,249                  1,899,249
  U.S. Equity Index                 12,786                    209,432
                                                          -----------
                                                            8,356,810

 Boston Edison Company:
  Common stock                     173,447                  4,769,789

 Participant notes receivable                                 391,322
                                                          -----------
    Total investments                                      13,517,921

Receivables:
 Company contributions                                         80,993
 Participant contributions                                    210,706
                                                           ----------
Net assets available for benefits                         $13,809,620
                                                          ===========


    The accompanying notes are an integral part of the financial statements.

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1993

                                              Fidelity
                   Fidelity                  Retirement       Fidelity
                    Asset       Fidelity     Government     U.S. Equity   Boston Edison    Participant    Other
                   Manager      Magellan    Money Market       Index      Common Stock       Notes        Assets       Total
                   --------     --------    ------------    -----------   -------------    -----------    ------       -----
Dividend income   $  218,490  $  564,517    $   55,977       $ 12,470      $  333,533             -          -     $ 1,184,987

Interest income            -           -             -              -               -      $ 29,437          -          29,437

Contributions:
 Company                   -           -             -              -       1,092,633             -   $  3,193       1,095,826
 Participants        697,601   1,167,372       435,902        143,042         598,600             -     18,934       3,061,451

Net appreciation
 in fair
 value of
 investments         395,461     537,239             -         14,352         369,279             -          -       1,316,331

Distributions to
 participants        (55,722)    (62,963)      (64,194)       (11,051)       (129,811)       (2,575)         -        (326,316)

Net transfers
 between
 investment
 choices             305,317      70,418      (245,187)       (11,840)       (267,599)      148,891          -               -

Net transfers
 (to)/from
 other Boston
 Edison
 savings plans         1,635     (17,868)       (6,332)        (2,047)        (35,065)          373          -         (59,304)
                  ----------  ----------    ----------       --------      ----------      --------   --------     -----------
Net change during
 the year          1,562,782   2,258,715       176,166        144,926       1,961,570       176,126     22,127       6,302,412

Net assets
 available
 for benefits,
 beginning
 of year           2,131,451   4,116,678     1,899,249        209,432       4,769,789       391,322    291,699      13,809,620
                  ----------  ----------    ----------       --------      ----------      --------   --------     -----------
Net assets
 available
 for benefits,
 end
 of year          $3,694,233  $6,375,393    $2,075,415       $354,358      $6,731,359      $567,448   $313,826     $20,112,032
                  ==========  ==========    ==========       ========      ==========      ========   ========     ===========

    The accompanying notes are an integral part of the financial statements.

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1992

                                              Fidelity
                   Fidelity                  Retirement       Fidelity
                    Asset       Fidelity     Government     U.S. Equity   Boston Edison    Participant    Other
                   Manager      Magellan    Money Market       Index      Common Stock       Notes        Assets       Total
                   --------     --------    ------------    -----------   -------------    -----------    ------       -----
Dividend income   $  101,291   $  548,266    $  68,232        $  4,684     $  223,619              -          -    $   946,092

Interest income            -            -            -               -              -       $ 20,098          -         20,098

Contributions:
 Company                   -            -            -               -      1,000,559              -   $ 10,922      1,011,481
 Participants        488,782      974,137       547,980        108,185        538,709              -    (29,916)     2,627,877

Net appreciation/
 (depreciation) in
 fair value of
 investments          98,914     (291,902)            -          9,647        449,992              -          -        266,651

Distributions to
 participants        (14,125)    (110,150)      (54,845)       (12,604)       (97,349)       (12,593)         -       (301,666)

Net transfers
 between
 investment
 choices             241,477       15,796      (418,908)         8,620        (69,938)       222,953          -              -

Net transfers
 (to)/from
 other Boston
 Edison
 savings plans       (10,083)     (81,755)       (1,793)           250        (35,208)             -          -       (128,589)
                  ----------   ----------    ----------       --------     ----------       --------   --------    -----------
Net change during
 the year            906,256    1,054,392       140,666        118,782      2,010,384        230,458    (18,994)     4,441,944

Net assets available
 for benefits,
 beginning of year 1,225,195    3,062,286     1,758,583         90,650      2,759,405        160,864    310,693      9,367,676
                  ----------   ----------    ----------       --------     ----------       --------   --------    -----------
Net assets available
 for benefits,
 end of year      $2,131,451   $4,116,678    $1,899,249       $209,432     $4,769,789       $391,322   $291,699    $13,809,620
                  ==========   ==========    ==========       ========     ==========       ========   ========    ===========

    The accompanying notes are an integral part of the financial statements.

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1991

                                                   Fidelity
                        Fidelity                   Retirement       Fidelity
                         Asset        Fidelity     Government     U.S. Equity   Boston Edison   Participant     Other
                        Manager       Magellan    Money Market       Index      Common Stock       Notes        Assets    Total
                        --------      --------    ------------    -----------   -------------   -----------    ------     -----
Balance transfer from
 Boston Edison Negotiated
 Savings Plan for
 Production and
 Maintenance Employees $  714,054      $1,624,579  $1,075,241       $ 7,039     $  914,119      $ 42,409    $154,638   $4,532,079

Dividend income            86,532         259,884      82,895         1,985        107,681             -           -      538,977

Interest income                 -               -           -             -              -         5,487           -        5,487

Contributions:
 Company                        -               -           -             -        856,841             -      70,071      926,912
 Participants             371,491         828,778     621,627        54,399        482,388             -      85,984    2,444,667

Net appreciation
 in fair
 value of
 investments              105,609         490,311           -         8,094        467,945             -           -    1,071,959

Distributions to
 participants             (18,658)        (41,115)    (26,166)            -        (38,547)      (12,321)          -     (136,807)

Net transfers between
 investment choices       (34,365)       (101,307)     23,572        19,059        (32,248)      125,289           -            -

Net transfers to
 other Boston
 Edison savings
 plans                          -               -     (19,560)            -         (2,525)            -           -      (22,085)

Other                         532           1,156         974            74          3,751             -           -        6,487
                       ----------      ----------  ----------       -------     ----------      --------    --------   ----------
Net change during
 the year               1,225,195       3,062,286   1,758,583        90,650      2,759,405       160,864     310,693    9,367,676

Net assets
 available for
 benefits beginning
 of year                        -               -           -             -              -             -           -            -
                       ----------      ----------  ----------       -------     ----------      --------    --------   ----------
Net assets
 available for
 benefits end
 of year               $1,225,195      $3,062,286  $1,758,583       $90,650     $2,759,405      $160,864    $310,693   $9,367,676
                       ==========      ==========  ==========       =======     ==========      ========    ========   ==========


    The accompanying notes are an integral part of the financial statements.

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
                         Notes to Financial Statements

A.  Plan Description
    ----------------
The Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees (the Plan) was established effective January 1, 1991 to provide retirement benefits for participating eligible employees of Boston Edison Company (the Company) through a program of salary-reduction contributions. The Plan is subject to the rules and regulations of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is intended to be qualified under section 401(a) of the Internal Revenue Code (the Code) and to utilize the special federal tax deferral features of section 401(k) of the Code. The Company is the only employer participating in the Plan. The plan administrators are the Boston Edison Retirement Plans Committee and the Boston Edison Pension Management Committee.

The Company currently contributes a matching amount under the Plan equal to 50% of each participant's contribution, up to a maximum of 6% of the participant's compensation. The maximum Company match will increase to 7% of the participant's compensation effective July 1, 1995 and to 8% effective July 1, 1997. The match is made entirely in Company common stock. Employees are immediately fully vested in the match.

Employees are eligible to join the Plan at specified times at age 21 or older with one year of service, at age 35, or after four years of service, regardless of age. Employees participating in the Plan elect to make contributions of at least 2% but not more than 15% of their compensation as defined in the Plan. Effective July 1, 1994, the maximum allowable percentage contribution will increase to 16%. Members of the Plan are fully vested at all times. Members are not subject to federal taxes on contributions nor the earned income until such time as distribution or withdrawal is made.

Investments in the Plan are directed by the individual plan participants. There are currently five investment choices offered under the Plan: four invested in mutual funds (Asset Manager, Magellan, Retirement Government Money Market and U.S. Equity Index) managed by Fidelity Investments (Fidelity) and one invested in Company common stock. Effective January 1, 1995, four additional investment choices will be offered: three invested in mutual funds (Intermediate Bond Fund, International Growth and Income Fund and Disciplined Equity Fund) managed by Fidelity, and a Self-Directed Brokerage Account offered by Fidelity through which participants can invest in a variety of securities.

At December 31, 1993, there were 994 participants in the Plan, of whom 485, 692, 334, 128 and 982 were invested in the Fidelity Asset Manager, Magellan, Retirement Government Money Market, U.S. Equity Index and Boston Edison Company Common Stock funds, respectively.

While it is the current intention of the Company to continue the Plan for as long as the provisions of the Internal Revenue Code permit, neither the making of contributions nor the continuance of the Plan is assumed by the Company as a contractual obligation except as provided in any relevant collective bargaining agreements. In the event of Plan termination, the assets will be distributed to participants to the extent of their individual allocations, in accordance with the Plan's distribution provisions.

B.   Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Accounting
     -------------------
     The Plan's financial statements have been prepared under the accrual method of accounting and in accordance with the rules and regulations of ERISA.

     Investments Valuation
     ---------------------
     Plan investments held by Fidelity, the trustee of the Plan, are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The Company common stock is valued at its quoted market price. Participant notes receivable are valued at cost which approximates fair value.

     Expenses
     --------
     Fees for investment advisory and other services provided to the Fidelity funds are charged directly to each of the Fidelity funds. Participants pay a commission on the purchase and sale of Company stock. All other expenses of administering the Plan are currently paid by the Company. Beginning January 1, 1995, loan fees and self-directed brokerage fees will be paid by participants.

     Net Appreciation/(Depreciation) in the Fair Value of Investments
     ----------------------------------------------------------------
     Gains and losses are realized upon distributions (including withdrawals) to participants and the transfer of all or a portion of a participant's account between investment choices.

     The Plan presents in the statement of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

     Payment of Benefits
     -------------------
     Benefits are recorded when paid.

     Other
     -----
     Dividend income is recorded on the ex-dividend date.

C.   Contributions
     -------------
     Salary reduction contributions made on behalf of members and Company matching contributions are recorded in the period payroll deductions are made from members. Contributions receivable at December 31 represents amounts withheld from participants and the corresponding Company matching contributions subsequently deposited to the Plan in the following month. Contributions receivable at December 31, 1993 and 1992 were as follows:

                                             1993           1992
                                             ----           ----
          Company contributions:
           Company Common Stock            $ 84,186       $ 80,993
                                           ========       ========
          Participant contributions:
           Fidelity Asset Manager          $ 52,252       $ 44,551
           Fidelity Magellan                 96,195         78,421
           Fidelity Retirement Government
            Money Market                     27,645         34,039
           Fidelity U.S. Equity Index         9,877          9,585
           Company Common Stock              43,671         44,110
                                           --------       --------
              Total                        $229,640       $210,706
                                           ========       ========

D.   Transfers Between Investment Choices and Other Savings Plans
     ------------------------------------------------------------
     Plan participants may, with certain limitations, elect to transfer their elective contribution account balances from any investment choice or choices to any of the other choices offered by the Plan.

     If a participant ceases to be a member in the Plan and subsequently participates in either the Boston Edison Savings Plan or the Boston Edison Negotiated Savings Plan for Production and Maintenance Employees, the participant's account balance in the Plan will be transferred to the other plan.

E.   Participant Notes
     -----------------
     Participants in the Plan for at least 24 months may obtain a loan from the Plan from the participant's elective contribution account. Effective July 1, 1994, loan eligibility will be reduced to 12 months of participation. The loan may not be less than $1,000 nor exceed the lesser of $50,000, or 50% of the market value of the participant's elective contribution account. Loans must be repaid to the participant's account over a period not to exceed five years (unless the loan is for the purchase of a principal residence) via payroll deductions. The annual interest rate is modified from time to time to reflect changes in the prime rate or other market interest indicators. Loan transactions are treated as a transfer to (from) the investment funds from (to) the Participant Notes fund.

F.   Plan Transfer
     -------------
     Prior to January 1, 1991, participants in the Plan were members of the Boston Edison Negotiated Savings Plan (renamed the Boston Edison Negotiated Savings Plan for Production and Maintenance Employees as of January 1, 1991). The participants' balances were transferred to the Plan effective January 1, 1991, pursuant to a collective bargaining agreement involving certain employees of the Company. The market value of the balances transferred January 1, 1991 totaled $4,532,079 ($4,456,911 at cost).

G.   Related Party Transactions
     --------------------------
     Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan and therefore these transactions qualify as party-in-interest.

     Boston Edison Company is a party-in-interest as that term is defined in section 3.14 of ERISA.

H.   Reconciliation of Financial Statements to Form 5500
     ---------------------------------------------------

     The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 at December 31, 1993 and 1992.

                                                    1993           1992
                                                    ----           ----
     Net assets available for benefits per
     the financial statements                  $20,112,032      $13,809,620

     Less:  Contributions receivable              (313,826)        (291,699)
                                               -----------      -----------
     Net assets available for benefits per
     the Form 5500                             $19,798,206      $13,517,921
                                               ===========      ===========


     The following is a reconciliation of contributions received per the financial statements to the Form 5500 for the years ended December 31, 1993, 1992 and 1991.


                                             1993        1992        1991
                                             ----        ----        ----
     Contributions per the financial
     statements                          $4,157,277   $3,639,358   $3,371,579

     Add:  Contributions receivable
     at the beginning of the year           291,699      310,693      154,638

     Less:  Contributions receivable
      at the end of the year               (313,826)    (291,699)    (310,693)

     Adjustment                                   -            -     (156,962)
                                         ----------   ----------   ----------
     Contributions per the Form 5500     $4,135,150   $3,658,352   $3,058,562
                                         ==========   ==========   ==========


     Contributions are recorded on the Form 5500 when received.

     The adjustment in 1991 is due to the transfer of Plan assets from Boston Edison Negotiated Savings Plan for Production and Maintenance Employees. There is an offsetting adjustment shown on that Plan's reconcilement to the Form 5500.

I.   Tax Status
     ----------
     The Internal Revenue Service has not yet determined that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). However, the Plan administrator and the Plan's counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

J.   Reclassification
     ----------------
     Certain prior period amounts on the financial statements were reclassified to conform with current presentation.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Boston Edison Retirement Plans Committee:


     We have audited the accompanying statements of net assets available for benefits including the schedules of investments of the Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Boston Edison Negotiated Savings Plan for Office, Technical and Professional Employees as of December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments held at December 31, 1993 and reportable transactions for the year ended December 31, 1993 are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Boston, Massachusetts                        COOPERS & LYBRAND
June 24, 1994

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
                          Schedule of Investments Held
                               December 31, 1993


                                     Cost          Market Value
                                     ----          ------------
Fidelity mutual funds:

     Asset Manager               $ 3,314,264            $ 3,694,233
     Magellan                      5,873,501              6,375,393
     Retirement Government
      Money Market                 2,075,415              2,075,415
     U.S. Equity Index               345,756                354,358
                                 -----------            -----------
                                  11,608,936             12,499,399


Boston Edison Company:

     Common stock                  6,464,501              6,731,359

Participant notes receivable         567,448                567,448
                                 -----------            -----------
                                 $18,640,885            $19,798,206
                                 ===========            ===========

               BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR OFFICE,
                       TECHNICAL & PROFESSIONAL EMPLOYEES
                      Schedule of Reportable Transactions
                      for the year ended December 31, 1993



                                         Description of
         Identity of Party                Transaction            Amount
         -----------------               --------------          ------
     Individual transactions:
     -----------------------
     None


     Series of transactions:
     ----------------------
     Fidelity Asset Manager                Purchases         $1,325,778

     Fidelity Magellan                     Purchases         $2,175,588

     Fidelity Retirement
      Government Money Market              Purchases         $  768,697

     Boston Edison Common Stock            Purchases         $2,108,715

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

To the Boston Edison Retirement
 Plans Committee:


     We consent to the incorporation by reference in the registration statement of Boston Edison Company and Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees on Form 10-K/A-1 (File No. 33-38434) of our report dated June 24, 1994 on our audits of the financial statements of the Boston Edison Negotiated Savings Plan for Office, Technical and Professional Employees as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which report is included in this Annual Report on Form 11-K.




Boston, Massachusetts                        COOPERS & LYBRAND
June 30, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 11-K


                 FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE,
                 SAVINGS AND SIMILAR PLANS PURSUANT TO SECTION
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


( X ) Annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1993

(   )   Transition report pursuant to Section 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ____________ to ____________


                         Commission File Number 1-2301

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                   -----------------------------------------
                      PRODUCTION AND MAINTENANCE EMPLOYEES
                      ------------------------------------
                            (Full title of the plan)

                             BOSTON EDISON COMPANY
          ------------------------------------------------------------
          (Name of issuer of the securities held pursuant to the plan)


                   Boston Edison Negotiated Savings Plan for
                      Production and Maintenance Employees
                           c/o Boston Edison Company
               800 Boylston Street, Boston, Massachusetts  02199
               -------------------------------------------------
                    (Address of principal executive offices)

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
                 Statement of Net Assets Available for Benefits
                               December 31, 1993





                                   Number
                                 of Shares           Fair Value
                                 ---------          ------------
Investments:
 Fidelity mutual funds:
  Asset Manager                    394,144          $ 6,069,818*
  Magellan                         157,253           11,141,365*
  Retirement Government
   Money Market                  2,413,897            2,413,897*
  U.S. Equity Index                 31,133              537,670
                                                    -----------
                                                     20,162,750

 Boston Edison Company:
  Common stock                     240,826            7,164,581*

 Participant notes receivable                         1,021,713
                                                    -----------
  Total investments                                  28,349,044

Receivables:
 Participant contributions                              343,061
                                                    -----------
Net assets available for benefits                   $28,692,105
                                                    ===========

* represents 5 percent or more of the net assets available for benefits.



    The accompanying notes are an integral part of the financial statements.

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
                 Statement of Net Assets Available for Benefits
                               December 31, 1992





                                  Number
                                of Shares               Fair Value
                                ---------               ----------
Investments:
 Fidelity mutual funds:
  Asset Manager                   255,275               $ 3,413,031
  Magellan                        122,349                 7,709,238
  Retirement Government
   Money Market                 2,721,847                 2,721,847
  U.S. Equity Index                14,766                   241,866
                                                        -----------
                                                         14,085,982

 Boston Edison Company:
  Common stock                    215,376                 5,922,830

 Participant notes receivable                               718,103
                                                        -----------
 Total investments                                       20,726,915

Receivables:
 Participant contributions                                  351,363
                                                        -----------
Net assets available for benefits                       $21,078,278
                                                        ===========

    The accompanying notes are an integral part of the financial statements.

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1993

                                           Fidelity
                  Fidelity                Retirement          Fidelity
                   Asset      Fidelity    Government        U.S. Equity     Boston Edison      Participant      Other
                  Manager     Magellan   Money Market         Index         Common Stock         Notes         Assets      Total
                 ---------    --------   ------------       -----------     -------------      -----------     ------      -----
Dividend income $  361,864  $ 1,011,791    $   72,981        $ 18,099        $  392,118                -            -   $ 1,856,853

Interest income          -            -             -               -                 -       $   54,083            -        54,083

Participant
 contributions   1,084,611    1,944,547       598,611         213,042         1,235,709                -     $ (8,302)    5,068,218

Net apprecia-
 tion in fair
 value of
 investments       640,156      995,358             -          20,837           464,391                -            -     2,120,742

Distributions to
 participants     (512,170)    (350,186)     (139,410)           (578)         (262,007)          (6,625)           -    (1,270,976)

Net transfers
 between
 investment
 choices         1,129,239      (94,349)     (828,269)         43,539          (547,790)         297,630            -             -

Net transfers
 (to)/from
 other Boston
 Edison
 savings plans     (46,913)     (75,034)      (11,863)            865           (40,670)         (41,478)           -      (215,093)
                ----------   ----------    ----------        --------        ----------     ------------      -------   -----------
Net change
 during
 the year        2,656,787    3,432,127      (307,950)        295,804         1,241,751          303,610       (8,302)    7,613,827

Net assets
 available
 for benefits,
 beginning
 of year         3,413,031    7,709,238     2,721,847         241,866         5,922,830          718,103      351,363    21,078,278
                ----------  -----------    ----------        --------        ----------        ---------     --------   -----------
Net assets
 available for
 benefits, end
 of year        $6,069,818  $11,141,365    $2,413,897        $537,670        $7,164,581       $1,021,713     $343,061   $28,692,105
                ==========  ===========    ==========        ========        ==========       ==========     ========   ===========


    The accompanying notes are an integral part of the financial statements.

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1992

                                              Fidelity
                   Fidelity                  Retirement        Fidelity
                    Asset       Fidelity     Government      U.S. Equity     Boston Edison    Participant    Other
                   Manager      Magellan    Money Market       Index         Common Stock       Notes       Assets       Total
                   -------      --------    ------------     -----------     -------------    -----------   ------       -----
Dividend income  $  162,500    $1,050,182    $   92,032      $  5,530       $  320,791              -             -   $ 1,631,035

Interest income           -             -             -             -                -       $ 37,545             -        37,545

Participant
  contributions     674,454     1,553,523       662,748       133,870          986,704              -      $ 97,960     4,109,259

Net appreciation/
 (depreciation) in
 fair value of
 investments        190,639      (565,904)            -        10,600          557,358              -             -       192,693

Distributions to
 participants      (276,317)     (231,452)     (286,615)      (43,946)        (344,324)        (3,490)            -    (1,186,144)

Net transfers
  between
  investment
  choices           226,177       (34,929)     (341,754)       17,063         (233,619)       367,062             -             -

Net transfers
  (to)/from
  other Boston
  Edison
  savings plans        (225)        7,918         3,572             -            8,826              -             -        20,091
                  ---------    ----------    ----------       --------      ----------       --------     ---------    ----------
Net change
  during
  the year          977,228     1,779,338       129,983       123,117        1,295,736        401,117        97,960     4,804,479

Net assets
  available
  for benefits,
  beginning
  of year         2,435,803     5,929,900     2,591,864       118,749        4,627,094        316,986       253,403    16,273,799
                 ----------    ----------    ----------      --------       ----------       --------      --------   -----------
Net assets
  available for
  benefits, end
  of year        $3,413,031    $7,709,238    $2,721,847      $241,866       $5,922,830       $718,103      $351,363   $21,078,278
                 ==========    ==========    ==========      ========       ==========       ========      ========   ===========


    The accompanying notes are an integral part of the financial statements.

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
     Statement of Changes in Net Assets Available for Benefits, With Fund
                                  Information
                      for the year ended December 31, 1991

                                               Fidelity
                     Fidelity                 Retirement       Fidelity
                      Asset      Fidelity     Government     U.S. Equity    Boston Edison   Participant   Other
                     Manager     Magellan    Money Market      Index        Common Stock       Notes      Assets     Total
                     --------    --------    ------------    -----------    -------------   -----------   ------     ------
Balance transfer to
 Boston Edison
 Negotiated
 Savings Plan
 for Office,
 Technical &
 Professional
 Employees          $ (714,054) $(1,624,579)  $(1,075,241)    $ (7,039)      $ (914,119)    $(42,409)   $(154,638)  $(4,532,079)

Dividend income        170,896      515,080       125,668        3,208          249,502            -            -     1,064,354

Interest income              -            -             -            -                -       18,815            -        18,815

Participant
 contributions         563,073    1,261,746       718,837       55,197          943,723            -        7,552     3,550,128

Net appreciation
 in fair
 value of
 investments           214,708    1,039,089             -       13,045          850,149            -            -     2,116,991

Distributions to
 participants          (74,466)    (193,533)      (95,377)           -         (162,016)           -            -      (525,392)

Net transfers
 between
 investment
 choices               104,230     (185,383)       13,061       18,918          (63,119)     112,293            -             -

Net transfers
 (to)/from
 other Boston
 Edison
 savings plans         (33,674)     (52,647)       23,574            -          (13,813)       4,078            -       (72,482)

Other                      807        1,759         1,085           63            6,918        7,018            -        17,650
                    ----------   ----------    ----------    ---------       ----------     --------   ----------   -----------
Net change
 during
 the year              231,520      761,532      (288,393)      83,392          897,225       99,795     (147,086)    1,637,985

Net assets
 available
 for benefits,
 beginning
 of year             2,204,283    5,168,368     2,880,257       35,357         3,729,869      217,191      400,489    14,635,814
                    ----------  -----------   -----------     --------        ----------     --------    ---------   -----------
Net assets
 available for
 benefits, end
 of year            $2,435,803  $ 5,929,900   $ 2,591,864     $118,749        $4,627,094     $316,986    $ 253,403   $16,273,799
                    ==========  ===========   ===========     ========        ==========     ========    =========   ===========

    The accompanying notes are an integral part of the financial statements.

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
                         Notes to Financial Statements

A.  Plan Description
    ----------------
The Boston Edison Negotiated Savings Plan for Production and Maintenance Employees (the Plan) was established effective October 1, 1986 to provide retirement benefits for participating eligible employees of Boston Edison Company (the Company) through a program of salary-reduction contributions. The Plan is subject to the rules and regulations of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is qualified under section 401(a) of the Internal Revenue Code (the Code) and utilizes the special federal tax deferral features of section 401(k) of the Code. The Company, which is not currently a contributor under the Plan, is the only employer participating in the Plan. The plan administrators are the Boston Edison Retirement Plans Committee and the Boston Edison Pension Management Committee.

Effective July 1, 1994, the Company will contribute a matching amount under the Plan equal to 50% of each participant's contribution, up to a maximum
of 6% of the participant's compensation.   The match will be made entirely
in Company common stock. Employees will be immediately fully vested in the match.

Employees are eligible to join the Plan at specified times at age 21 or older with one year of service, at age 35, or after four years of service, regardless of age. Employees participating in the Plan elect to make contributions of at least 2% but not more than 15% of their compensation as defined in the Plan. Effective July 1, 1994, the maximum allowable percentage contribution will increase to 17%. Members of the Plan are fully vested at all times. Members are not subject to federal taxes on contributions nor the earned income until such time a distribution or withdrawal is made.

Investments in the Plan are directed by the individual plan participants. There are currently five investment choices offered under the Plan: four invested in mutual funds (Asset Manager, Magellan, Retirement Government Money Market and U.S. Equity Index) managed by Fidelity Investments (Fidelity) and one invested in Company common stock. Effective January 1, 1995, four additional investment choices will be offered: three invested in mutual funds (Intermediate Bond Fund, International Growth and Income Fund and Disciplined Equity Fund) managed by Fidelity, and a Self-Directed Brokerage Account offered by Fidelity through which participants can invest in a variety of securities.

At December 31, 1993, there were 1,425 participants in the Plan, of whom 690, 989, 369, 163 and 832 were invested in the Fidelity Asset Manager, Magellan, Retirement Government Money Market, U.S. Equity Index and Boston Edison Company Common Stock funds, respectively.

While it is the current intention of the Company to continue the Plan for as long as the provisions of the Internal Revenue Code permit, neither the making of contributions nor the continuance of the Plan is assumed by the Company as a contractual obligation except as provided in any relevant collective bargaining agreements. In the event of Plan termination, the assets will be distributed to participants to the extent of their individual allocations, in accordance with the Plan's distribution provisions.

B.   Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Accounting
     -------------------
     The Plan's financial statements have been prepared under the accrual method of accounting and in accordance with the rules and regulations of ERISA.

     Investments Valuation
     ---------------------
     Plan investments, held by Fidelity, the trustee of the Plan, are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The Company common stock is valued at its quoted market price. Participant notes receivable are valued at cost which approximates fair value.

     Expenses
     --------
     Fees for investment advisory and other services provided to the Fidelity funds are charged directly to each of the Fidelity funds. Participants pay a commission on the purchase and sale of Company stock. All other expenses of administering the Plan are currently paid by the Company. Beginning January 1, 1995, loan fees and self-directed brokerage fees will be paid by participants.

     Net Appreciation/(Depreciation) in the Fair Value of Investments
     ----------------------------------------------------------------
     Gains and losses are realized upon distributions (including withdrawals) to participants and the transfer of all or a portion of a participant's account between investment choices.

     The Plan presents in the statement of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

     Payment of Benefits
     -------------------
     Benefits are recorded when paid.

     Other
     -----
     Dividend income is recorded on the ex-dividend date.

C.   Contributions
     -------------
     Salary reduction contributions made on behalf of members are recorded in the period payroll deductions are made from members. Contributions receivable at December 31 represents amounts withheld from participants subsequently deposited to the Plan in the following month. Contributions receivable at December 31, 1993 and 1992 were as follows:

                                          1993           1992
                                          ----           ----
         Fidelity Asset Manager         $ 83,406       $ 61,469
         Fidelity Magellan               133,058        140,063
         Fidelity Retirement Government
          Money Market                    32,709         49,396
         Fidelity U.S. Equity Index       14,709         12,808
         Company Common Stock             79,179         87,627
                                        --------       --------
              Total                     $343,061       $351,363
                                        ========       ========

D.   Transfers Between Investment Choices and Other Savings Plans
     ------------------------------------------------------------
     Plan participants may, with certain limitations, elect to transfer their account balances from any investment choice or choices to any of the other choices offered by the Plan.

     If a participant ceases to be a member in the Plan and subsequently participates in either the Boston Edison Savings Plan or the Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees, the participant's account balance in the Plan will be transferred to the other plan.

E.   Participant Notes
     -----------------
     Participants in the Plan for at least 24 months may obtain a loan from the Plan from the balance in their elective contribution account. Effective July 1, 1994, loan eligibility will be reduced to 12 months of participation. The loan may not be less than $1,000 nor exceed the lesser of $50,000 or 50% of the participant's account. Loans must be repaid to the participant's account over a period not to exceed five years (unless the loan is for the purchase of a principal residence) via payroll deductions. The annual interest rate is modified from time to time to reflect changes in the prime rate or other market interest indicators. Loan transactions are treated as a transfer to
     (from) the investment funds from (to) the Participant Notes fund.

F.   Plan Transfer
     -------------
     Effective January 1, 1991, certain participant balances with a market value of $4,532,079 ($4,456,911 at cost) that were included in the Plan during 1990 were transferred to a new plan, The Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees, pursuant to a collective bargaining agreement involving certain employees of the Company.

G.   Related Party Transactions
     --------------------------
     Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan and therefore these transactions qualify as party-in-interest.

     Boston Edison Company is a party-in-interest as that term is defined in section 3.14 of ERISA.

H.   Reconciliation of Financial Statements to Form 5500
     ---------------------------------------------------
     The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 at December 31, 1993 and 1992.

                                                    1993           1992
                                                    ----           ----
     Net assets available for benefits per
     the financial statements                  $28,692,105     $21,078,278

     Less:  Contributions receivable              (343,061)       (351,363)
                                               -----------     -----------
     Net assets available for benefits per
     the Form 5500                             $28,349,044     $20,726,915
                                               ===========     ===========

     The following is a reconciliation of contributions received per the financial statements to the Form 5500 for the years ended December 31, 1993, 1992 and 1991.

                                                 1993       1992       1991
                                                 ----       ----       ----
     Contributions per the financial
     statements                              $5,068,218  $4,109,259  $3,550,128

     Add:  Contributions receivable at the
     beginning of the year                      351,363     253,403     245,851

     Less:  Contributions receivable at the
     end of the year                           (343,061)   (351,363)   (253,403)

     Adjustment                                       -           -     156,962
                                             ----------  ----------  ----------
     Contributions per the Form 5500         $5,076,520  $4,011,299  $3,699,538
                                             ==========  ==========  ==========


     Contributions are recorded on the Form 5500 when received.

     The adjustment in 1991 is due to the transfer of Plan assets to Boston Edison Negotiated Savings Plan for Office, Technical & Professional Employees. There is an offsetting adjustment shown on that Plan's reconcilement to the Form 5500.

I.   Tax Status
     ----------
     The Internal Revenue Service has determined and informed the Company by a letter dated September 28, 1987, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code
     (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

J.   Reclassification
     ----------------
     Certain prior period amounts on the financial statements were reclassified to conform with current presentation.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Boston Edison Retirement Plans Committee:


     We have audited the accompanying statements of net assets available for benefits including the schedules of investments of the Boston Edison Negotiated Savings Plan for Production and Maintenance Employees as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Boston Edison Negotiated Savings Plan for Production and Maintenance Employees as of December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments held at December 31, 1993 and reportable transactions for the year ended December 31, 1993 are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Boston, Massachusetts                        COOPERS & LYBRAND
June 24, 1994

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
                          Schedule of Investments Held
                               December 31, 1993



                                  Cost           Market Value
                                  ----           ------------
Fidelity mutual funds:

     Asset Manager            $ 5,518,214         $ 6,069,818
     Magellan                  10,297,495          11,141,365
     Retirement Government
      Money Market              2,413,897           2,413,897
     U.S. Equity Index            522,454             537,670
                              -----------         -----------
                               18,752,060          20,162,750


Boston Edison Company:

     Common stock               6,955,000           7,164,581

Participant notes receivable    1,021,713           1,021,713
                              -----------         -----------
                              $26,728,773         $28,349,044
                              ===========         ===========

                   BOSTON EDISON NEGOTIATED SAVINGS PLAN FOR
                      PRODUCTION AND MAINTENANCE EMPLOYEES
                      Schedule of Reportable Transactions
                      for the year ended December 31, 1993



                                 Description of                 Net Realized
     Identity of Party            Transaction       Amount          Gain
     -----------------           --------------     ------      ------------
     Individual transactions:
     ------------------------
     None


     Series of transactions:
     -----------------------
     Fidelity Asset Manager        Purchases       $2,821,303

     Fidelity Magellan             Purchases       $4,550,218
                                   Sales           $2,113,449    $151,488

     Fidelity Retirement
      Government Money Market      Purchases       $1,883,127
                                   Sales           $2,191,077       -

     Boston Edison Common Stock    Purchases       $1,851,809
                                   Sales           $1,074,449    $254,809

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


To the Boston Edison Retirement
 Plans Committee:

     We consent to the incorporation by reference in the registration statement of Boston Edison Company and Boston Edison Negotiated Savings Plan for Production and Maintenance Employees Form 10-K/A-1 (File No. 33-48425) of our report dated June 24, 1994 on our audits of the financial statements of the Boston Edison Negotiated Savings Plan for Production and Maintenance Employees as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which report is included in this Annual Report on Form 11-K.


Boston, Massachusetts                        COOPERS & LYBRAND
June 30, 1994