Form 10-Q
period 1994-06-30
BOSTON EDISON CO
filed 1994-08-12
CIK 13372

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

	For the quarterly period ended June 30, 1994

                                        or

[  ]	Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

	For the transition period from __________ to __________


                        Commission file number 1-2301

                                BOSTON EDISON COMPANY
                (Exact name of registrant as specified in its charter)


Massachusetts	                                      04-1278810
- -------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



800 Boylston Street, Boston, Massachusetts                   02199
- ------------------------------------------                 ----------
(Address of principal executive offices)                   (Zip Code)




Registrant's telephone number, including area code:  617-424-2000
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

                                            Yes       x   No
                                                    -----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at June 30, 1994
- -----                                             ----------------------------
Common Stock, $1 par value                             45,320,740 shares


                                       1






Part I - Financial Information
Item 1.  Financial Statements
- ------------------------------

                                Boston Edison Company
                             Consolidated Balance Sheets
                                   (Unaudited)
                                  (in thousands)

                                               June 30,    December 31,
                                                  1994            1993
                                             ----------      ----------
Assets
Utility plant in service                     $3,959,432     $3,904,776
 Less:  accumulated depreciation              1,316,575      1,258,359
                                             ----------     ----------
   Utility plant, net                         2,642,857      2,646,417
Nuclear fuel, net                                43,822         53,390
Construction work in progress                   168,602        144,835
                                             ----------     ----------
  Total property, plant and equipment         2,855,281      2,844,642
Investments in electric companies                24,614	        24,292
Nuclear decommissioning fund                     73,795         66,060
Current assets:
 Cash and cash equivalents                        6,278          8,768
 Accounts receivable                            187,076        171,098
 Accrued unbilled revenues                       39,145         29,823
 Fuel, materials and supplies                    76,473         79,381
 Prepaid expenses and other                      13,958          9,738
                                             ----------     ----------
  Total current assets                          322,930	       298,808
Deferred debits:
 Power contracts                                 32,743         36,275
 Cancelled nuclear unit                           9,534         19,067
 Nuclear outage costs                            21,664         25,524
 Pension and postretirement costs                27,971         24,416
 Redemption premiums                             56,481         59,116
 Regulatory asset - income taxes, net            27,598         26,916
 Other                                           39,871         52,183
                                             ----------     ----------
  Total assets                               $3,492,482     $3,477,299
                                             ==========     ==========
Capitalization and Liabilities
Common stock equity:
 Common stock                                $  663,097     $  657,782
 Retained earnings                              214,738        218,697
                                             ----------     ----------
  Total common stock equity                     877,835        876,479
Cumulative preferred stock:
 Non-mandatory redeemable series                123,000        123,000
 Mandatory redeemable series                     94,000         96,000
First mortgage bonds                	         21,400         40,000
Sewage facility revenue bonds, net  	         31,936         32,497
Debentures                                    1,205,000      1,200,000
Current liabilities:
	Long-term debt/preferred stock
         due within one year                      2,550          2,000
	Notes payable                           241,827        204,151
	Accounts payable	                119,095        144,760
	Interest accrued       	                 24,945         25,467
	Dividends payable                        22,756         22,696
	Other	                                 32,802         27,336
                                              ----------    ----------
	  Total current liabilities             443,975        426,410
Deferred credits:
	Power contracts                          32,743         36,275
	Accumulated deferred income taxes       492,280        484,796
	Accumulated deferred investment
         tax credits                             69,103         71,140
	Nuclear decommissioning reserve          82,735         73,744
	Other                                    18,475         16,958
Commitments and contingencies	                      -              -
                                             ----------     ----------
	Total capitalization and liabilities $3,492,482     $3,477,299
                                              ==========    ==========

The accompanying notes are an integral part of these financial statements.
                                       2























































                                   Boston Edison Company
                            Consolidated Statements of Income
                                        (Unaudited)
                        (in thousands, except per share amounts)

                        Three Months Ended June 30,    Six Months Ended June 30,
                        --------------------------     -------------------------

                                  1994         1993          1994         1993
                                  ----         ----          ----         ----
Operating revenues            $368,655     $346,074       $746,104    $700,826
                              --------     --------       --------    --------
Operating expenses:
   Fuel                         39,057       34,275         83,619      79,704
   Purchased power              84,578       94,404        173,662     191,241
   Other operations and
   maintenance                 102,652       93,923        210,816     194,397
   Depreciation and
    amortization                39,308       34,232         78,424      68,494
   Amortization of deferred
    cost of cancelled
    nuclear unit                 4,948      	  -          9,896           -
   Demand side management
     programs                   10,106        9,746         18,045      18,342
   Taxes - property and other   25,012       23,561         51,333      46,967
   Income taxes                 12,599        6,651         24,119      10,678
                               -------      -------        -------     -------
   Total operating expenses    318,260      296,792        649,914     609,823
                               -------      -------        -------     -------
Operating income                50,395       49,282         96,190      91,003
Other income (expense), net        863       (1,444)	     1,658      (1,156)
                               -------      -------        -------     -------
Operating and other income      51,258       47,838         97,848      89,847
                               -------      -------        -------     -------
Interest charges:
  Long-term debt                25,744       24,892         51,786      50,965
  Other                          2,990 	      2,030          5,248       4,697
  Allowance for borrowed funds
   used during construction     (1,458)      (1,913)        (2,980)     (4,096)
                               -------      -------         -------    -------
   Total interest charges       27,276       25,009         54,054      51,566
                               -------      -------         -------    -------
Net income                      23,982       22,829         43,794      38,281
Preferred dividends provided     3,951        3,704          7,913       7,779
                               --------    --------        --------   --------
Balance available for common
stock                         $ 20,031     $ 19,125       $ 35,881     $30,502
                              ========     ========       ========    ========
Average common shares
 outstanding                    45,284       44,913         45,237      44,867
                              ========     ========       ========    ========
Earnings per share of common
 stock                           $0.44        $0.43          $0.79       $0.68
                              ========     ========       ========    ========
Dividends declared per common
share                           $0.440       $0.425          $0.88       $0.85
                              ========     ========       ========    ========

The accompanying notes are an integral part of these financial statements.
                                       3














                                Boston Edison Company
                        Consolidated Statements of Cash Flows
                                        (Unaudited)
                                      (in thousands)
                                             Six Months Ended June 30,
                                             ------------------------
                                              1994              1993
                                              ----              ----
Operating activities:
Net income                                $ 43,794           $ 38,281
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                              71,195             62,293
  Amortization of nuclear fuel              12,222              9,498
  Amortization of deferred cost of
   cancelled nuclear unit, net               9,534                  -
  Other amortization                         6,962              2,788
  Allowance for borrowed funds used
   during construction                      (2,980)            (4,096)
  Deferred income taxes                      5,310              1,200
  Investment tax credits                    (2,037)            (2,150)
  Amortization (deferral) of nuclear
   outage costs, net                         3,860            (14,758)
 Net changes in:
  Accounts receivable and accrued
   unbilled revenues                       (25,300)             2,669
  Fuel, materials and supplies                 544              2,794
  Accounts payable                         (25,665)           (14,324)
  Other current assets and liabilities         784              8,114
  Other, net                                18,804            (13,176)
                                           --------           --------
Net cash provided by operating activities  117,027             79,133
                                           --------           --------
Investing activities:
  Plant and nuclear fuel expenditures      (80,940)          (110,439)
  Capitalized demand side management
   expenditures                            (10,232)           (11,489)
  Decommissioning fund                      (7,735)            (7,170)
  Investments in electric companies           (322)               239
                                           --------          --------
 Net cash used by investing activities     (99,229)          (128,859)
                                           --------          --------
 Financing activities:
  Issuance of long-term debt                15,000            715,000
  Issuance of common stock                   5,318              5,403
  Issuance of preferred stock                    -             40,000
  Retirement of long-term debt             (28,600)          (598,625)
  Redemption of preferred stock             (2,000)           (40,000)
  Change in notes payable                   37,676            (26,340)
  Dividends paid                           (47,682)           (46,239)
                                           --------          --------
Net cash provided (used) by financing
 activities                                (20,288)            49,199
                                           --------          --------
Decrease in cash and cash equivalents       (2,490)              (527)
Cash and cash equivalents at beginning
 of year                                     8,768              3,947
                                          --------           --------
Cash and cash equivalents at end
 of period                                $  6,278           $  3,420
                                          ========           ========
Cash paid during the period for:
  Interest                                $ 57,556           $ 52,395
  Less: amounts capitalized                  2,980              4,096
                                          --------           --------
                                          $ 54,576           $ 48,299
                                          ========           ========
  Income taxes                            $ 24,618           $ 16,295
                                          ========           ========

The accompanying notes are an integral part of these financial statements.
                                       4

Notes to Consolidated Financial Statements
- ------------------------------------------
A) Basis of Presentation
   ---------------------
  The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1993 Form 10-K Annual Report and Form 10-Q for the period ended March 31, 1994. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature) necessary to present fairly the financial position as of June 30, 1994 and the results of operations for the three and six months ended June 30, 1994 and 1993 and the cash flows for the six months ended June 30, 1994 and 1993. Certain prior year balances have been reclassified to reflect current classifications.

  The results of operations for the three and six months ended June 30, 1994 are not indicative of the results which may be expected for the full year. The Company's kWh sales and revenues are seasonal in nature, with both being lower in the spring and fall seasons. In addition, pursuant to retail rate orders of the Massachusetts Department of Public Utilities
  (DPU), base retail rates billed to customers are higher in the billing months of June through September. Accordingly, a significant portion of the Company's annual earnings occurs in the third quarter.

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

  State regulations revised in 1993 require that properties where releases of hazardous materials occurred in the past be further cleaned up according to a timetable developed by the Massachusetts Department of Environmental Protection. The Company continues to evaluate the potential costs associated with the cleanup of sites where it has been identified as the owner or operator. There are uncertainties associated with these potential costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites.
  The Company also continues to face possible liability as a potentially responsible party in the cleanup of certain other multi-party hazardous waste sites in Massachusetts and other states. At the majority of these other sites the Company is one of many potentially responsible parties and its alleged share of the responsibility is a small percentage. The Company does not expect any of its potential cleanup liabilities to have a material impact on its financial condition or annual results of operations, although provisions for cleanup costs could have a material impact on quarterly earnings.

C) Income Taxes
   ------------
  The annual estimated effective income tax rate for 1994 and the actual effective income tax rate for 1993 and the reasons for their differences from the statutory federal income tax rate are explained below:

                                                     1994          1993
                                                     ----          ----
        Statutory tax rate                           35.0%         35.0%
	State income tax, net of federal income
        tax benefit                                   4.3           4.2
        Investment tax credits                       (2.2)         (2.6)
	Reversal of deferred taxes - settlement
         agreement                                   (1.1)        (13.0)
        Other                                        (0.1)         (0.2)
                                                     -----         -----
       Effective tax rate                            35.9%         23.4%
                                                     =====         =====

                                       5

D) Long-Term Securities
   --------------------
   In March 1994 the Massachusetts Industrial Finance Agency, on behalf of the Company, issued $15 million of 5.75% tax-exempt debentures due in 2014.
   The proceeds from this issue were used to redeem $15 million of 10.25% Series U first mortgage bonds on April 1, 1994. The Company also redeemed $3.6 million of variable rate Series S first mortgage bonds in May 1994 and $10 million of 9 3/8% debentures in June 1994.

   In May 1994 the Company redeemed $2 million of 7.27% cumulative mandatory redeemable preferred stock. This redemption satisfied the Company's sinking fund requirement for May 1, 1994.

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

Item 2.  Management's Discussion and Analysis
- ---------------------------------------------
Results of Operations - Three Months ended June 30, 1994 vs. Three Months ended
- -------------------------------------------------------------------------------
June 30, 1993
- -------------
Earnings per common share for the three months ended June 30, 1994 amounted to $0.44 as compared to $0.43 per common share for the three months ended
June 30, 1993. The increase in earnings is primarily the result of the elimination of certain purchased power expenses due to the October 1993 expiration of a long-term contract, a $29 million annual rate increase effective November 1993 and a 2.5% increase in retail kWh sales.
These were offset by higher depreciation and amortization, operations and maintenance and income tax expenses.

The results of operations for the quarter are not indicative of the results which may be expected for the full year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.

Operating revenues
- ------------------
Operating revenues increased 6.5% as follows:

                                                   (in thousands)
        --------------------------------------------------------
        Retail electric revenues                      $16,325
        Demand side management revenues                 2,941
        Wholesale and other revenues                      (11)
        Short-term sales revenues                       3,326
        -----------------------------------------------------
         Increase in operating revenues               $22,581
        =====================================================

Retail electric revenues increased $16 million. The November 1993 retail rate increase resulted in $4.2 million of the increased revenues and $1.2 million was due to the 2.5% increase in retail kWh sales. Performance revenues, which vary annually based on the operating performance of Pilgrim Nuclear Power Station, increased $1.7 million as a result of a higher expected annual capacity factor for the station in 1994 than in 1993. Fuel and purchased power revenues increased $9.2 million primarily due to the recovery of certain new purchased power expenses.

A $51 million annual conservation charge for recovery of demand side management program costs was implemented in February 1994. The charge will recover
$20 million of 1994 program costs and $14 million of amortization of capitalized program costs plus lost base revenues, incentives and a return.
The previous $53 million annual charge effective through January 1994 recovered 1992 and 1993 program costs plus lost base revenues and a return.
                                       6

Increased short-term sales revenues are the result of higher Company generating availability and short-term power purchaser requirements. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses
- ------------------
Total fuel and purchased power expenses decreased $5 million. Purchased power costs decreased due to lower kWh purchases resulting from the expiration of a long-term contract in October 1993 and a 50% increase in Company generation. This was partially offset by the timing effect of fuel and purchased power cost collection and higher Company fuel costs resulting from the higher generation.

Other operations and maintenance expense increased primarily due to a $3.2 million increase in pension expense and increases in other employee benefit expenses. In accordance with the 1992 settlement agreement the Company records pension expense based upon the estimated funding of the pension plan for the year.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance. In 1994 the Company resumed amortization of the deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement the Company did not expense any of these costs in 1993.

The Company's effective annual income tax rate for 1994 is currently estimated to be 35.9% vs. an actual rate of 23.4% for 1993. The higher rate is a result of an $18 million decrease in annual adjustments to deferred income taxes in accordance with the 1992 settlement agreement.

Results of Operations - Six Months ended June 30, 1994 vs. Six Months ended
- ---------------------------------------------------------------------------
June 30, 1993
- -------------

Earnings per common share for the six months ended June 30, 1994 amounted to $0.79 as compared to $0.68 per common share for the six months ended June 30, 1993. The increase in earnings is primarily the result of the elimination of certain purchased power expenses due to the expiration of a long-term contract, a $29 million annual rate increase effective November 1993 and a 2.8% increase in retail kWh sales. These were partially offset by higher depreciation and amortization, operations and maintenance and income tax expenses.

The results of operations for the six months ended June 30, 1994 are not indicative of the results which may be expected for the full year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.








Operating revenues
- ------------------
Operating revenues increased 6.5% as follows:
                                                   (in thousands)
        --------------------------------------------------------
        Retail electric revenues                      $29,292
        Demand side management revenues                 4,072
        Wholesale and other revenues                    5,025
        Short-term sales revenues                       6,889
        --------------------------------------------------------
         Increase in operating revenues               $45,278
        ========================================================

Retail electric revenues increased $29 million. The November 1993 retail rate increase resulted in $9.8 million of the increased revenues and $4.8 million was due to the 2.8% increase in retail kWh sales. Performance revenues increased $3.8 million as a result of a higher expected annual capacity factor for Pilgrim Station in 1994 than in 1993. Fuel and purchased power revenues increased $10.9 million primarily due to the recovery of certain new purchased power expenses.

A $51 million annual conservation charge for recovery of demand side management costs was implemented in February 1994 as discussed in the results of operations for the second quarter.
                                      7

The increase in wholesale and other revenues is due primarily to a decrease in revenue reserves. In 1994 $6 million of reserves were recorded related to certain wholesale and contract customers. In 1993 the Company recorded $8.7 million of reserves, of which $6.5 million was estimated as a result of a DPU order on the Company's generating unit performance program.

Increased short-term sales revenues are the result of higher Company generating availability and short-term power purchaser requirements. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses
- ------------------
Total fuel and purchased power expenses decreased $13.7 million. Purchased power costs decreased due to lower kWh purchases resulting from the expiration of a long-term contract in October 1993 and a 21% increase in Company generation. The timing effect of fuel and purchased power cost collection also resulted in lower fuel and purchased power expenses, which were partially offset by higher Company fuel costs resulting from the higher generation.

Other operations and maintenance expense increased primarily due to a $8.1 million increase in pension expense and increases in other employee benefit expenses.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance. In 1994 the Company resumed amortization of the deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement the Company did not expense any of these costs in 1993.

The Company's effective annual income tax rate for 1994 is currently estimated to be 35.9% vs. an actual rate of 23.4% for 1993 as discussed in the results of operations for the second quarter.

Financial Condition
- -------------------
The Company's 1992 settlement agreement with the DPU provides increased revenues from retail customers over the three-year period ending October 1995. Additionally, a long-term purchased power contract with annual charges of approximately $60 million expired in October 1993 with no related change in
revenues.   The settlement agreement also limits the annual rate of return on equity during the three-year period to 11.75%, excluding any penalties or rewards from performance incentives.

The most significant impact that performance incentives can have on the Company's financial results is based on Pilgrim Station's annual capacity factor. Effective November 1993 an annual capacity factor between 60% and 68% will provide approximately $45 million of revenues through the performance adjustment charge. For each percentage point increase in capacity factor above 68%, annual revenues will increase by approximately $650,000. For each percentage point decrease in capacity factor below 60% (to a minimum of 35%), annual revenues will decrease by approximately $750,000. The capacity factor for the current performance year to date (November 1993 through July 1994) is 86.7%.

Liquidity
- ---------
The Company supplements internally generated funds with external financings, primarily the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At June 30, 1994 the Company had $242 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement.

Outlook for the Future
- ----------------------
A significant portion of the Company's electricity sales is made to commercial customers rather than industrial customers. As a result the Company's sales have been only moderately impacted by the decline in the local economy.
Retail electricity sales increased 2.8% in the first six months of 1994 due in part to extreme weather conditions in Massachusetts. However, this growth rate is not expected to continue throughout the year.
                                       8

In July 1994 the Company submitted its integrated resource management plan to the DPU. In this filing the Company concluded that adequate resources exist to meet customer needs for continued reliable, low cost power through 2004
without procurement of any new generation resources.   Hearings will be held
before the DPU to address the issues of intervenors.

Other Matters
- -------------
As of July 1, 1994 the Company no longer has access to low-level radioactive waste (LLW) disposal facilities located in Barnwell, South Carolina. Following that date and until access is attained to other disposal facilities, the Company plans to manage LLW generated at Pilgrim Station through on-site storage. Although legislation has been enacted in Massachusetts establishing a regulatory process for managing the state's LLW including the possible siting, licensing and construction of a disposal facility within the state, or, alternatively, an agreement with one or more other states, it appears unlikely that either option will be available in the near future. Pending the construction of a disposal facility within the state or the adoption by the state of some other LLW management procedure, the Company continues to monitor the situation and is investigating all other available options.

The Company's existing fuel storage facility at Pilgrim Station includes sufficient room for spent nuclear fuel generated through early 1995. In June 1994 the Company received a license amendment from the NRC to allow modification of the storage facility to provide sufficient room for spent nuclear fuel generated through the end of Pilgrim's operating license in 2012. The Company plans to initially modify the facility to provide spent fuel storage capacity through approximately 2003. In addition, the Company, along with other interested parties, has also been actively exploring the feasibility of private spent fuel storage facilities.

The United States Department of Energy (DOE), which is ultimately responsible for the disposal of spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982, is currently conducting scientific studies evaluating a potential spent nuclear fuel repository site at Yucca Mountain, Nevada. The potential site, however, has encountered substantial public and political opposition and litigation and the DOE has publicly stated that it may be unable to construct such a repository in a timely manner. On June 20, 1994 the Company and owners or operators of a number of other nuclear power facilities filed a petition in the U.S. Court of Appeals for the D.C. Circuit seeking a declaratory ruling that the DOE is obligated to commence taking spent nuclear fuel for disposal in 1998. A similar petition seeking substantially the same relief was filed on the same date by representatives of a number of states and state agencies, including the Massachusetts Attorney General. Notwithstanding such litigation, the Company is unable to predict whether and on what schedule the DOE will eventually construct a repository and what the effect will be on the Company.

Part II - Other Information
- ---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Company's Annual Meeting of Stockholders was reconvened on May 26, 1994. The following five Class III directors were reelected to serve until the 1997 Annual Meeting:
                              Total vote        Total vote
                              for each          withheld from
                              director          each director
                              ----------        -------------
Gary L. Countryman            39,925,627          688,636
George W. Davis               39,931,120          683,143
Thomas G. Dignan, Jr.         39,945,897          668,366
Herbert Roth, Jr.             39,934,702          679,561
Stephen J. Sweeney            39,898,650          715,613


The proposals relating to the authority to issue an additional 500,000 shares of preferred stock, the authority to re-issue reacquired shares of preferred stock and the restatement of the Articles of Organization were adopted. The shareholder proposal recommending the shutdown of Pilgrim Station was defeated for the third consecutive year and did not receive sufficient votes to allow it to be reintroduced at next year's meeting. Voting was as follows:
                                       9




Proposal I (Election of Directors)

                        			   Withheld from
          For all nominees     Instructed           all nominees
          ----------------     ----------          -------------
                39,898,650       47,247          	668,366

		(See above schedule for breakdown of votes by nominee.)

Proposal II (Amendment to Articles of Incorporation - Increase in Authorized Preferred Stock)

                       For      Against         Abstain         No vote
                ----------    ---------       ---------       ---------
                29,912,414    3,481,166       1,042,446       6,178,237

Proposal III (Amendment to Articles of Incorporation - Issuance of Reacquired Preferred Stock)
                       For      Against         Abstain         No vote
                ----------    ---------       ---------       ---------

                30,736,625    2,788,610       1,022,297       6,066,731

Proposal IV (Restatement of Articles of Incorporation)

                       For      Against         Abstain         No vote
                ----------    ---------       ---------       ---------

                31,495,529    1,753,920       1,186,277       6,178,537

Proposal V (Shareholder Proposal)
                       For      Against         Abstain         No vote
                ----------    ---------       ---------       ---------

                 2,026,221   31,139,845       1,301,161       6,147,036


Item 5.  Other Information
- --------------------------
The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:
                                    Price
                                 -------------         Dividend
                                High  	  Low             Paid
                                ----     ----          --------
	First quarter 1994   $29 7/8     $26    	 $0.44
	Second quarter 1994   29 1/8      25 1/4	  0.44

The last sales price of the Company's common stock on the New York Stock Exchange as reported in the Wall Street Journal for August 8, 1994 was $27 1/8 per share.


Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

	Twelve months ended June 30, 1994:
        ---------------------------------

	Ratio of earnings to fixed charges                         2.41X

	Ratio of earnings to fixed charges and preferred
	stock dividend requirements                                2.04X

                                          10

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
	a)	Exhibits filed herewith:

		Exhibit 3   -	Articles of Incorporation and By-laws

			3.1	Restated Articles of Organization

		Exhibit 12 -	Computation of ratio of earnings to fixed
                                 charges

			12.1	Computation of ratio of earnings to fixed
                                charges for the twelve months
                                ended June 30, 1994

                       12.2 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended June 30, 1994

                 Exhibit 15 -   Letter re unaudited interim financial
                                information

			15.1	Report of Independent Accountants

		 Exhibit 99 -	Additional Exhibits

			99.1	Letter of Independent Accountants

                                Re Form S-3 Registration Statements filed by the Company on September 14, 1990 (File No. 33-36824), February 3, 1993 (File No.
                                33-57840); Form S-8 Registration Statements filed by the Company on October 10, 1985
                                (File No. 33-00810), July 28, 1986 (File No.
                                33-7558), December 31, 1990 (File No.
                                33-38434), June 5, 1992 (33-48424 and 33-48425)
                                and March 17, 1993 (33-59662 and 33-59682)

	b) A Form 8-K dated April 28, 1994 was filed with the Securities and Exchange Commission by the Company. This report contained two press releases: one announcing first quarter earnings and a second announcing management changes.
                                       11









                                    Signature
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

























                                        BOSTON EDISON COMPANY
                                        --------------------------
                                                (Registrant)




Date: August 10, 1994                    /s/ Robert J. Weafer, Jr.
                                        ---------------------------
                                             Robert J. Weafer, Jr.
                                             Vice President, Controller
                                             and Chief Accounting
                                             Officer



                                       12