Form 10-Q
period 1994-09-30
BOSTON EDISON CO
filed 1994-11-14
CIK 13372

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1994

                                          or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________ to __________


                         Commission file number 1-2301

                            BOSTON EDISON COMPANY
            (Exact name of registrant as specified in its charter)


Massachusetts                                        04-1278810
- -------------                                        ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


800 Boylston Street, Boston, Massachusetts               02199
- ------------------------------------------               -----
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:  617-424-2000
                                                     -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                   Yes    x   No
                                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at September 30, 1994
- -----                                      ---------------------------------
Common Stock, $1 par value                         45,421,127 shares

Part I - Financial Information
Item 1.  Financial Statements
- ------------------------------

                                  Boston Edison Company
                               Consolidated Balance Sheets
                                      (Unaudited)
                                     (in thousands)
                                         September 30,   December 31,
                                                 1994           1993
                                         ------------    ------------
Assets
Utility plant in service                    $3,985,354    $3,904,776
  Less: accumulated depreciation             1,347,044     1,258,359
                                            ----------    ----------
   Utility plant, net                        2,638,310     2,646,417
Nuclear fuel, net                               45,504        53,390
Construction work in progress                  189,286       144,835
                                            ----------    ----------
   Total property, plant and equipment       2,873,100     2,844,642
Investments in electric companies               24,497        24,292
Nuclear decommissioning fund                    77,810        66,060
Current assets:
  Cash and cash equivalents                      5,325         8,768
  Accounts receivable                          202,166       171,098
  Accrued unbilled revenues                     34,943        29,823
  Fuel, materials and supplies                  73,791        79,381
  Prepaid expenses and other                    11,445         9,738
                                            ----------    ----------
   Total current assets                        327,670       298,808
Deferred debits:
  Power contracts                               30,916        36,275
  Cancelled nuclear unit                         4,767        19,067
  Nuclear outage costs                          19,734        25,524
  Pension and postretirement costs              27,737        24,416
  Redemption premiums                           54,586        59,116
  Regulatory asset - income taxes, net          42,857        26,916
  Other                                         47,927        52,183
                                            ----------    ----------
    Total assets                            $3,531,601    $3,477,299
                                            ==========    ==========
Capitalization and Liabilities
Common stock equity:
  Common stock                              $  665,725    $  657,782
  Retained earnings                            261,008       218,697
                                            ----------    ----------
   Total common stock equity                   926,733       876,479
Cumulative preferred stock:
  Non-mandatory redeemable series              123,000       123,000
  Mandatory redeemable series                   94,000        96,000
First mortgage bonds                            21,400        40,000
Sewage facility revenue bonds, net              31,754        32,497
Debentures                                   1,205,000     1,200,000
Current liabilities:
  Long-term debt/preferred stock
   due within one year                           2,400         2,000
  Notes payable                                181,914       204,151
  Accounts payable                             122,258       144,760
  Interest accrued                              12,051        25,467
  Dividends payable                             22,800        22,696
  Other                                         65,874        27,336
                                            ----------    ----------
   Total current liabilities                   407,297       426,410
Deferred credits:
  Power contracts                               30,916        36,275
  Accumulated deferred income taxes            516,214       484,796
  Accumulated deferred investment tax credits   68,085        71,140
  Nuclear decommissioning reserve               87,419        73,744
  Other                                         19,783        16,958
Commitments and contingencies                        -             -
                                            ----------    ----------
   Total capitalization and liabilities     $3,531,601    $3,477,299
                                            ==========    ==========

The accompanying notes are an integral part of these financial statements.

                            Boston Edison Company
                      Consolidated Statements of Income
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                   1994        1993          1994         1993
                                   ----        ----          ----         ----
Operating revenues             $449,094    $436,024    $1,195,198   $1,136,850
                               --------    --------    ----------   ----------
Operating expenses:
  Fuel                           41,919      51,301       125,589      131,163
  Purchased power                94,208      91,907       267,819      282,991
  Other operations and
    maintenance                 109,825     105,841       320,640      300,238
  Depreciation and amortization  39,417      35,827       117,842      104,320
  Amortization of deferred
   cost of cancelled
    nuclear unit                  4,948           -        14,844            -
  Demand side management
   programs                       9,405      10,774        27,451       29,116
  Taxes - property and other     25,038      22,981        76,370       69,947
  Income taxes                   27,735      21,074        51,854       31,753
                               --------    --------    ----------   ----------
    Total operating expenses    352,495     339,705     1,002,409      949,528
                               --------    --------    ----------   ----------
Operating income                 96,599      96,319       192,789      187,322
Other income (expense), net         819         580         2,477         (577)
                               --------    --------    ----------   ----------
Operating and other income       97,418      96,899       195,266      186,745
                               --------    --------    ----------   ----------
Interest charges:
  Long-term debt                 25,560      25,763        77,346       76,727
  Other                           3,934       2,244         9,182        6,940
  Allowance for borrowed funds
   used during construction      (2,258)     (1,123)       (5,238)      (5,218)
                               --------    --------    ----------   ----------
    Total interest charges       27,236      26,884        81,290       78,449
                               --------    --------    ----------   ----------

Net income                       70,182      70,015       113,976      108,296

Preferred dividends provided      3,926       3,962        11,839       11,742
                                --------    --------    ----------   ----------
Balance available for common
 stock                         $ 66,256    $ 66,053      $102,137     $ 96,554
                                ========    ========    ==========   ==========
Average common shares
 outstanding                     45,382      45,005        45,286       44,913
                               ========    ========    ==========   ==========

Earnings per share of
 common stock                     $1.46       $1.47         $2.26        $2.15
                                 ======       =====         =====        =====
Dividends declared per
 common share                    $0.440      $0.425        $1.320       $1.275
                                 ======      ======        ======       ======





The accompanying notes are an integral part of these financial statements.

                            Boston Edison Company
                    Consolidated Statements of Cash Flows
                                (Unaudited)
                              (in thousands)

                                                Nine Months Ended September 30,
                                                        1994           1993
                                                        ----           ----
Operating activities:
Net income                                          $113,976       $108,296
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation                                      107,581         94,201
   Amortization of nuclear fuel                       16,738         15,952
   Amortization of deferred cost of
    cancelled nuclear unit, net                       14,301              -
   Other amortization                                 10,456          5,108
   Allowance for borrowed funds used during
    construction                                      (5,238)        (5,218)
   Deferred income taxes                              12,113          3,669
   Investment tax credits                             (3,054)        (3,225)
   Amortization (deferral) of nuclear
    outage costs, net                                  5,791         (9,484)
Net changes in:
   Accounts receivable and accrued unbilled
    revenues                                         (36,188)       (21,286)
   Fuel, materials and supplies                        2,044          8,500
   Accounts payable                                  (22,502)       (18,655)
   Other current assets and liabilities               23,519         15,340
   Other, net                                         20,026            837
                                                    --------       --------
Net cash provided by operating activities            259,563        194,035
                                                    --------       --------
Investing activities:
   Plant and nuclear fuel expenditures              (134,318)      (165,660)
   Capitalized demand side management
    expenditures                                     (15,325)       (20,214)
   Investments                                       (11,955)       (10,213)
                                                    --------       --------
Net cash used by investing activities               (161,598)      (196,087)
                                                    --------       --------
Financing activities:
   Issuance of long-term debt                         15,000        815,000
   Issuance of common stock                            7,978          8,192
   Issuance of preferred stock                             -         40,000
   Retirement of long-term debt                      (28,600)      (648,625)
   Redemption of preferred stock                      (2,000)       (40,000)
   Change in notes payable                           (22,237)      (101,000)
   Dividends paid                                    (71,549)       (69,264)
                                                    --------       --------
Net cash provided (used) by financing
 activities                                         (101,408)         4,303
                                                    --------       --------

Increase/(decrease) in cash and cash equivalents      (3,443)         2,251
Cash and cash equivalents at beginning of year         8,768          3,947
                                                    --------       --------
Cash and cash equivalents at end of period          $  5,325       $  6,198
                                                    ========       ========
Cash paid during the period for:
   Interest                                         $ 99,944       $ 92,777
   Less: amounts capitalized                           5,238          5,218
                                                    --------       --------

                                                    $ 94,706       $ 87,559
                                                    ========       ========
   Income taxes                                     $ 28,690       $ 23,724
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
- ------------------------------------------
A)  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1993 Form 10-K Annual Report and Forms 10-Q for the periods ended March 31, 1994 and June 30, 1994. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature) necessary to present fairly the financial position as of September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and 1993 and the cash flows for the nine months ended September 30, 1994 and 1993. Certain prior year balances have been reclassified to reflect current classifications.

The results of operations for the three and nine months ended September 30, 1994 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are seasonal in nature, with both being lower in the spring and fall seasons. In addition, pursuant to retail rate orders of the Massachusetts Department of Public Utilities (DPU), base retail rates billed to commercial and industrial customers are higher in the billing months of June through September. Accordingly, a significant portion of the Company's annual earnings occurs in the third quarter.

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

In September 1994 the Company received a favorable decision from the Norfolk Superior Court regarding its lawsuit against the Massachusetts Metropolitan District Commission (MDC). The Company filed suit in 1992 related to an eminent domain taking of certain Company-owned property in 1989. The Court's decision is subject to appeal by the MDC. If upheld, the decision would result in an additional award to the Company of $4.5 million plus interest.

C)  Income Taxes
    ------------
The annual estimated effective income tax rate for 1994 and the actual effective income tax rate for 1993 and the reasons for their differences from the statutory federal income tax rate are explained below:

                                                        1994       1993
                                                        ----       ----
    Statutory tax rate                                  35.0%      35.0%
    State income tax, net of federal income
     tax benefit                                         4.3        4.2
    Investment tax credits                              (2.2)      (2.6)
    Reversal of deferred taxes -
     settlement agreement                               (5.5)     (13.0)
    Other                                               (0.1)      (0.2)
                                                        -----      -----
Effective tax rate                                      31.5%      23.4%
                                                        =====      =====

D)  Long-Term Securities
    --------------------
The Company will redeem the last series of first mortgage bonds, Series S, in November 1994. As a result, the First Mortgage Bond Indenture that had mortgaged all Company property since 1940 has been terminated.

Item 2.  Management's Discussion and Analysis
- ---------------------------------------------

Results of Operations - Three Months ended September 30, 1994 vs. Three Months
- ------------------------------------------------------------------------------
ended September 30, 1993
- ------------------------
Earnings per common share for the three months ended September 30, 1994 amounted to $1.46 as compared to $1.47 per common share for the three months ended September 30, 1993. The third quarter results reflect the elimination of certain purchased power expenses due to the October 1993 expiration of a long-term contract, a $29 million annual rate increase effective November 1993 and a 2.4% increase in retail kWh sales. These were offset by lower wholesale and performance revenues and higher depreciation and amortization, income tax and operations and maintenance expenses.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.

Operating revenues
- ------------------
Operating revenues increased 3.0% as follows:

                                               (in thousands)
     -------------------------------------------------------
     Retail electric revenues                   $31,279
     Demand side management revenues             (2,195)
     Wholesale and other revenues                (9,576)
     Short-term sales revenues                   (6,438)
     -------------------------------------------------------
     Increase in operating revenues             $13,070
     =======================================================

Retail electric revenues increased $31 million. The November 1993 retail rate increase resulted in $12.5 million of the increased revenues and approximately $6 million was due to the 2.4% increase in retail kWh sales. Performance revenues, which vary annually based on the operating performance of Pilgrim Nuclear Power Station, decreased $3.4 million as a result of the current outage at the station which is discussed in the financial condition section. Fuel and purchased power revenues increased $16.2 million primarily due to the recovery of certain new purchased power expenses.

The decrease in wholesale and other revenues is primarily due to potential customer contract issues and the current outage at Pilgrim Station.

Decreased short-term sales revenues are the result of lower nuclear generating availability. Revenues from short-term sales reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses
- ------------------

Total fuel and purchased power expenses decreased $7 million. Fuel expense decreased due to a 20% decrease in Company generation and lower fossil fuel prices. Purchased power expense reflects both higher interchange purchases and lower costs associated with a long-term contract that expired in October 1993. The timing effect of fuel and purchased power cost collection partially offset the decrease in total fuel and purchased power costs.

Other operations and maintenance expense increased primarily due to a $1.9 million increase in pension expense and increases in other employee benefit expenses. In accordance with the 1992 settlement agreement the Company records pension expense based upon the estimated funding of the pension plan for the year.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance. In 1994 the Company resumed amortization of the deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement the Company did not expense any of these costs in 1993.

The Company's effective annual income tax rate for 1994 is currently estimated to be 31.5% vs. an actual rate of 23.4% for 1993. The higher rate is the result of a $10 million decrease in annual adjustments to deferred income taxes in accordance with the 1992 settlement agreement.

Results of Operations - Nine Months ended September 30, 1994 vs. Nine Months
- ----------------------------------------------------------------------------
ended September 30, 1993
- ------------------------

Earnings per common share for the nine months ended September 30, 1994 amounted to $2.26 as compared to $2.15 per common share for the nine months ended September 30, 1993. The increase in earnings is primarily the result of the elimination of certain purchased power expenses due to the expiration of a long-term contract, a $29 million annual rate increase effective November 1993 and a 2.7% increase in retail kWh sales. These were partially offset by higher depreciation and amortization, operations and maintenance and income tax expenses and lower wholesale revenues.

The results of operations for the nine months ended September 30, 1994 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.

Operating revenues
- ------------------
Operating revenues increased 5.1% as follows:

                                               (in thousands)
     ------------------------------------------------------
     Retail electric revenues                       $60,571
     Demand side management revenues                  1,877
     Wholesale and other revenues                    (4,551)
     Short-term sales revenues                          451
     ------------------------------------------------------
     Increase in operating revenues                 $58,348
     ======================================================

Retail electric revenues increased $61 million. The November 1993 retail rate increase resulted in $22.3 million of the increased revenues and approximately $11 million was due to the 2.7% increase in retail kWh sales. Fuel and purchased power revenues increased $27.2 million primarily due to the recovery of certain new purchased power expenses.

The decrease in wholesale and other revenues is primarily due to potential customer contract issues and the current outage at Pilgrim Station.

Operating expenses
- ------------------
Total fuel and purchased power expenses decreased $21 million. The decrease in purchased power expense is primarily due to lower costs resulting from the expiration of a long-term contract in October 1993. The decrease in fuel expense is primarily due to lower fossil fuel prices.

Other operations and maintenance expense increased primarily due to a $10.1 million increase in pension expense and increases in other employee benefit expenses.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance. In 1994 the Company resumed amortization of the deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement the Company did not expense any of these costs in 1993.

The Company's effective annual income tax rate for 1994 is currently estimated to be 31.5% vs. an actual rate of 23.4% for 1993 as discussed in the results of operations for the third quarter.

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

The most significant impact that performance incentives can have on the Company's financial results is based on Pilgrim Station's annual capacity factor. Effective November 1993 an annual capacity factor between 60% and 68% will provide approximately $45 million of revenues through the performance adjustment charge. For each percentage point increase in capacity factor above 68%, annual revenues will increase by approximately $650,000. For each percentage point decrease in capacity factor below 60% (to a minimum of 35%), annual revenues will decrease by approximately $750,000. The capacity factor for the recently concluded performance year (November 1993 through October 1994) was 72.3%.

On August 29, 1994, Pilgrim Station automatically shut down as a result of a non-nuclear problem with its electrical generator. The plant is expected to be shut down until mid-December in order to complete necessary repairs. Some maintenance work originally scheduled for the 1995 refueling outage will also be completed during the current outage. The power needs usually met by the station are being covered by other Company facilities or purchased from other suppliers as necessary. The current recovery of the incremental purchased power costs through fuel and purchased power revenues will be subject to review by the DPU under its generating unit performance program.

Liquidity
- ---------
The Company supplements internally generated funds with external financings, primarily the issuance of short-term commercial paper and bank borrowings. A net decrease in the Company's borrowing requirements in 1994 is primarily the result of higher cash from operations and lower plant expenditures. The Company has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At September 30, 1994 the Company had $182 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement.

Outlook for the Future
- ----------------------
A significant portion of the Company's electricity sales is made to commercial customers rather than industrial customers. As a result the Company's sales have been only moderately impacted by the decline in the local economy.
Retail electricity sales increased 2.7% in the first nine months of 1994 due in part to several periods of extreme weather conditions in Massachusetts. However, this growth rate is not expected to continue.

In September 1994 the DPU issued an order in response to a remand from the Massachusetts Supreme Judicial Court (SJC) regarding the Company's appeal of a previous DPU order requiring the purchase of 132 megawatts of power from Altresco Lynn, LP, an independent power producer. This DPU order requires the Company to negotiate for power with Altresco. The Company filed an appeal of this order with the SJC in October.

Other Matters
- -------------
In August 1994 Boston Energy Technology Group (BETG), the Company's unregulated subsidiary, acquired a substantial majority interest in Coneco Corporation. Coneco provides engineering and project management services to energy and water conservation project developers and contractors. The Company's investment in BETG is not substantial and it does not anticipate BETG to significantly impact the results of operations in the next several years.

Part II - Other Information

Item 5.  Other Information
- --------------------------
The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price
                                    -------------------              Dividend
                                    High            Low                Paid
                                    ----            ---              --------
First quarter 1994               $29 7/8            $26                $0.44
Second quarter 1994               29 1/8             25 1/4             0.44
Third quarter 1994                27 5/8             22 3/4             0.44

The last sales price of the Company's common stock on the New York Stock Exchange as reported in the Wall Street Journal for November 9, 1994 was $22 3/4 per share.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended September 30, 1994:
      --------------------------------------
      Ratio of earnings to fixed charges                         2.37X

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.03X

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
         a) Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended September 30, 1994

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended September 30, 1994

            Exhibit 15 - Letter re unaudited interim financial
                         information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

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






























                                                  BOSTON EDISON COMPANY
                                                  ---------------------
                                                       (Registrant)




Date:  November 10, 1994                        /s/ Robert J. Weafer, Jr.
                                                ------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President, Controller
                                                    and Chief Accounting
                                                    Officer