Form 10-K
BOSTON EDISON CO
filed 1995-03-29
CIK 13372

[DESCRIPTION] BOSTON EDISON COMPANY 1994 FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                             FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________ to _________

               Commission file number 1-2301
                    BOSTON EDISON COMPANY
        (Exact name of registrant as specified in its charter)

  Massachusetts                                       04-1278810
--------------------------------                   ---------------------
(State or other jurisdiction  of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

 800 Boylston Street, Boston, Massachusetts             02199
--------------------------------------------       ---------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  617-424-2000

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
   Title of each class                                 on which registered
   -------------------                                 --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 computed by reference to the last reported sale price of the common stock, $1 par value, of the registrant of the New York Stock Exchange composite tape on that date: $1,117,923,951.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                   OUTSTANDING AT FEBRUARY 28, 1995
        --------------              --------------------------------
        Common Stock, $1 par value            45,629,549 shares

                     DOCUMENTS INCORPORATED BY REFERENCE
 Part Document
 ---- --------
  III Portions of definitive proxy statement dated March 27, 1995 for Annual
      Meeting of Stockholders to be held May 12, 1995.

Boston Edison Company
--------------------------------------------------------------------------

Form 10-K Annual Report
--------------------------------------------------------------------------

December 31, 1994
--------------------------------------------------------------------------


Part I                                                                Page
--------------------------------------------------------------------------
Item  1.  Business                                                      2

Item  2.  Properties and Power Supply                                   8

Item  3.  Legal Proceedings                                            11

Item  4.  Submission of Matters to a Vote of Security Holders          11


Part II
--------------------------------------------------------------------------
Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                          15

Item  6.  Selected Financial Data                                      16

Item  7.  Management's Discussion and Analysis                         17

Item  8.  Financial Statements and Supplementary Financial
          Information                                                  27

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          47


Part III
--------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant           48

Item 11.  Executive Compensation                                       48

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   49

Item 13.  Certain Relationships and Related Transactions               49

Part IV
--------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                     50

                                   Part I
                                   ------
Item 1.  Business
-----------------

(a) General Development of Business
-----------------------------------

Boston Edison Company (the Company) is an investor-owned regulated public utility incorporated in 1886 under Massachusetts law. The Company operates in the energy and energy services business, which includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of demand side management (DSM) programs.

In 1993 the Company established an unregulated subsidiary, Boston Energy Technology Group (BETG), following approval from the Massachusetts Department of Public Utilities (DPU). The Company has authority to invest up to $45 million in this wholly-owned subsidiary. BETG engages in demand side management activities and businesses involving electric transportation and the related infrastructure through its two wholly-owned subsidiaries. In 1994 BETG acquired a substantial majority interest in two additional businesses. REZ-TEK International Corporation produces systems that treat cooling water used in commercial and industrial air conditioning systems in an energy efficient and environmentally sound manner, and Coneco Corporation provides engineering and project management services to energy and water conservation project developers and contractors. The Company does not currently have a substantial investment in BETG and does not expect the subsidiary to significantly impact the results of operations in the next several years.

(b) Financial Information about Industry Segments
-------------------------------------------------

The Company operates primarily as a regulated electric public utility, therefore industry segment information is not applicable.

(c) Narrative Description of Business
-------------------------------------
Principal Products and Services

The Company supplies electricity at retail to an area of 590 square miles encompassing the City of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 1994 the Company served an average of 656,000 customers. The Company also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Revenues by class for the last three years consisted of the following:

                                                 1994       1993       1992
---------------------------------------------------------------------------
Retail electric revenues:
  Commercial                                      50%        49%        48%
  Residential                                     28%        28%        27%
  Industrial                                       9%        10%        10%
  Other                                            2%         1%         2%
Wholesale and contract revenues                   11%        12%        13%
===========================================================================

Sources and Availability of Fuel

The Company owns two stations whose generating units are fueled by oil, natural gas or both, one nuclear power station and ten combustion turbine generators.  See the Company-Owned Facilities section of Item 2.  The
Company's generation by type of fuel and the cost of fuel for each of the last five years were as follows:
             Percentage of Company                  Average Cost of Fuel
             Generation by Source (%)               ($ per Million BTU)
         --------------------------------     --------------------------------
         1994   1993   1992   1991   1990     1994   1993   1992   1991   1990
------------------------------------------------------------------------------
Oil      27.8   31.3   33.7   42.8   33.6     2.35   2.38   2.40   2.60   2.76
Gas      31.6   24.3   25.7   24.9   33.3     2.28   2.67   2.55   2.08   2.35
Nuclear  40.6   44.4   40.6   32.3   33.1     0.50   0.51   0.52   0.56   0.59
==============================================================================

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

Most of the Company's natural gas is supplied on an interruptible basis by contract. These contracts permit interruptions in deliveries by the supplier when natural gas pipeline capacity is unavailable. Deliveries of natural gas to the Company's generating units from suppliers may also be dependent on the availability of pipeline capacity to the New England region and competitive forces prevailing in the pipeline industry. Beginning in April 1995 the Company will be required to operate New Boston Station using exclusively natural gas as fuel, except in certain emergency circumstances, as part of a 1991 consent order with the Massachusetts Department of Environmental Protection (DEP). The Company has made arrangements for a firm supply of natural gas to run the station at a minimum level and is developing a least-cost plan for operation beyond this minimum level involving principally the utilization of interruptible gas supplies or short-term capacity purchases.

In order to obtain nuclear fuel for use at Pilgrim Station the Company must obtain supplies of uranium concentrates and secure contracts for these concentrates to go through the processes of conversion, enrichment and fabrication of nuclear fuel assemblies. The Company currently has contracts for supplies of uranium concentrates and the processes of conversion, enrichment and fabrication through 1998, 2000, 1998 and 2012, respectively.

Franchises

Through its charter, which is unlimited in time, the Company has the right to engage in the business of producing and selling electricity, steam and other forms of energy, has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws. The locations in public ways for the Company's electric transmission and distribution lines are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the action of these authorities is subject to appeal to the DPU. The rights to these locations are not limited in time, but are not vested and are subject to the action of these authorities and the legislature.

Seasonal Nature of Business

The Company's kWh sales and revenues are typically higher in the winter and summer than in spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the DPU. Accordingly, a significant portion of annual earnings occurs in the Company's third quarter. See Selected Consolidated Quarterly Financial Data (Unaudited) in Item 8.

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

Competitive Conditions

The Company is operating in an increasingly competitive environment. The electric utility business is in a period of transition from a traditional rate-regulated environment based on cost recovery to an environment with both competition and modified regulation. The effects of competition to date have been most evident in the wholesale electric market. In response to increased competition from other electric utilities and non-utility generators to sell electricity for resale, the Company has secured long-term power supply agreements with its five wholesale customers. These agreements set the Company's rates through the year 2002 and beyond.

Direct competition with other electric utilities and other energy suppliers for retail electricity sales is still subject to substantial limitations, but there is potential for these limitations to be reduced in the future. The Company and other Massachusetts electric utilities are currently protected in several ways by the DPU and municipal statutes against other utilities offering service to retail customers in their service areas. Another electric utility may not extend its service area to include municipalities other than those named in its agreement of association or charter without DPU authorization granted after notice and public hearing. Also, another company may not obtain an initial location for its lines in a municipality served by the Company without the approval of municipal authorities, subject to the right of appeal to the DPU. Additionally, a municipality may not engage in the electric utility business without complying with statutes requiring specific city or town approval and the purchase of Company property within municipality limits.

However, the Company is currently experiencing some forms of competition in the retail electric market. Current legislation allows industrial and large commercial customers to own and operate their own electric generating units. Retail customers may also substitute natural gas or oil for electricity as fuel for heating and cooling purposes. Large facilities may factor the cost of electricity into their decisions to relocate into or out of a given service territory. In addition, the DPU is currently investigating the benefits of restructuring the electric utility industry in Massachusetts and encouraging utilities to devise and propose incentive ratemaking plans. The Company is responding to the current and anticipated retail competitive challenges in several ways. These include actively participating in the formulation of regulatory policy concerning potential stranded investments, planning to not seek additional base rate increases for at least five years, continuing aggressive control of costs and increasing operating efficiencies.

Research Activities

The Company actively participates in several industry-sponsored research activities. These expenditures, included in other operations and maintenance expense on the consolidated income statement in Item 8, were not material in 1994.

Environmental Matters

The Company is subject to numerous federal, state and local standards with respect to the management of wastes, air and water quality and other environmental considerations. These standards can require modification of existing facilities or curtailment or termination of operations at these facilities, delay or discontinue construction of new facilities and increase capital and operating costs by substantial amounts. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. The Company believes that its operating facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

The Company's capital expenditures for environmental purposes during the five years 1990 through 1994 totalled approximately $137 million. Environmental-related capital expenditures for the years 1995 through 1999 are currently expected to total approximately $47 million, including $11 million in both 1995 and 1996. These amounts exclude costs associated with asbestos removal which totalled approximately $8 million during the five years 1990 through 1994 and are currently expected to total approximately $3 million for the years 1995 through 1999. The Company's capital expenditures for environmental purposes through 1994 included approximately $80 million related to certain improvements in the emission control systems at New Boston Station as discussed in the Environmental section of Other Matters in Item 7.
Substantial additional expenditures could be required as changes in environmental requirements occur.

The Company is required to clean up 48 properties that it owns or operates in which hazardous materials were released in the past. In addition, the Company has exposure to potential joint and several liability for the cleanup of ten multi-party hazardous waste sites where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Complex litigation or negotiations among the parties and with regulatory authorities is in process concerning the scope and cost of cleanup and the sharing of costs among the potentially responsible parties for several of these sites. The Company's potential hazardous waste liabilities are described further in the Environmental section of Item 7.

Spent nuclear fuel and low-level radioactive waste (LLW) result from the operations of Pilgrim Station. Uncertainties currently exist regarding the ultimate disposal of both the spent nuclear fuel and LLW. See Note D to the consolidated financial statements in Item 8 for further discussion regarding spent nuclear fuel and LLW.

As a facility which treats and stores hazardous wastes, Pilgrim Station is required to be licensed by the United States Environmental Protection Agency
(EPA). Pilgrim has received interim status approval for the treatment and storage of certain wastes that are both hazardous and radioactive.

The Company is subject to regulation by the EPA and the DEP relative to emissions from its fossil-fired generating units under federal and Massachusetts clean air laws, including the 1990 Clean Air Act Amendments. These regulations require the installation of various emissions controls and, in certain cases, the use of low sulfur content fuels. The Company's current status regarding compliance with DEP regulations and the 1990 Clean Air Act Amendments is discussed in the Environmental section of Item 7.

The Company is also subject to regulation by the EPA and the DEP with respect to discharges of effluent from its generating stations into receiving waters. The federal Clean Water Act and the Massachusetts Clean Waters Act require the Company to receive permits that limit discharges in accordance with applicable water quality standards and are subject to renewal every five years. The Company has received the required discharge permits for each of its electric generating stations.

There are public concerns regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. These concerns include the possibility of adverse health effects as well as perceived effects on property values. Refer to the Environmental section of Item 7 for a discussion of the EMF issue.

Number of Employees

The Company had 4,026 full-time and 25 part-time utility employees as of the end of 1994, 2,560 of which are represented by two locals of the Utility Workers Union of America, AFL-CIO. In 1994 the Company and the locals signed new six-year labor contracts. BETG had 46 full-time employees at the end of 1994.

(d) Financial Information about Foreign and Domestic Operations and Export
--------------------------------------------------------------------------
Sales
-----

See Principal Products and Services for information regarding the geographical area served by the Company and revenues by class for the last three years.

(e) Additional Information
--------------------------
Regulation

The Company and its wholly-owned subsidiary, Harbor Electric Energy Company
(HEEC), operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for electricity, financing, investing and accounting. In addition, the Federal Energy Regulatory Commission has jurisdiction over various phases of the Company's business including rates for power sold at wholesale for resale, facilities used for the transmission or sale of such power, certain issuances of short-term debt and regulation of the system of accounts. The Company's subsidiary BETG and its subsidiaries are not subject to such regulation.

The Company is required to submit to the DPU annual performance standards applicable to its generating units and other units from which the Company purchases power through long-term contracts. Under this generating unit performance program, the Company provides quarterly progress reports to the DPU. The DPU has the right to reduce subsequent fuel and purchased power billings if it finds that the Company has been unreasonable or imprudent in the operation of its generating units or in the procurement of fuel. The Company has not yet received orders from the DPU for the performance years ended October 1993 and October 1994. The Company believes that its current provision for refunds is sufficient to cover potential refunds.

The Nuclear Regulatory Commission (NRC) has broad jurisdiction over the siting, construction and operation of nuclear reactors with respect to public health and safety, environmental matters and antitrust considerations. A license granted by the NRC may be revoked, suspended or modified for failure to construct or operate a facility in accordance with its terms. The Company currently holds an operating license for Pilgrim Station which was issued in 1972 and expires in 2012.

Continuing NRC review of existing regulations and certain operating occurrences at other nuclear plants have periodically resulted in the imposition of additional requirements for all domestic nuclear plants, including Pilgrim Station. NRC inspections and investigations can result in the issuance of notices of violation. These notices can also be accompanied by orders directing that certain actions be taken or by the imposition of monetary civil penalties. In addition, the Company could undertake certain actions regarding Pilgrim Station at the request or suggestion of its insurers or the Institute of Nuclear Power Operations (INPO), a voluntary association of nuclear utilities dedicated to the promotion of safety and reliability in the operation of nuclear power plants.

Nuclear power continues to be a subject of political controversy and public debate manifested from time to time in the form of requests for various kinds of federal, state and local legislative or regulatory action, direct voter initiatives or referenda or litigation. The Company cannot predict the extent, cost or timing of any modifications to Pilgrim Station which could be necessary in the future as a result of additional regulatory or other requirements nor can it determine the effect of such future requirements on the continued operation of Pilgrim Station. The Company continues to evaluate the operation of the station from the standpoint of safety, reliability and economics and believes that such continued operation is in the best interests of the Company and its customers.

Capital Expenditures and Financings

The Company's most recent estimates of capital expenditures, allowance for funds used during construction (AFUDC), long-term debt maturities and sinking fund requirements for the years 1995 through 1999 are as follows:
(in thousands)       1995         1996         1997         1998         1999
-----------------------------------------------------------------------------
Plant
 expenditures    $200,000     $172,000     $172,000     $159,000     $156,000
Nuclear fuel
 expenditures      11,000       18,000       13,000       24,000       13,000
AFUDC (1)           6,000        5,000        4,000        5,000        4,000
Long-term debt    100,600      101,600      101,600      101,600        1,600
Preferred stock
 sinking fund       2,000        2,000        2,000        2,000        2,000
=============================================================================

(1) Excludes estimated AFUDC on nuclear fuel of approximately $1,000 per year. The estimated AFUDC rate varies from 5.0% to 6.5%.

The Company conducts a continuing review of its capital expenditure and financing programs. These programs and the estimates shown above are therefore subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions. In addition, depending upon the outcome of certain DEP air quality modeling studies currently in progress, the Company could be required to make additional expenditures by 1999 in order to comply with the provisions of the 1990 Clean Air Act Amendments. The extent of any additional expenditures is uncertain at this time.

Plant expenditures in 1994 were approximately $199 million consisting primarily of additions to the Company's distribution system and fossil and nuclear generation facilities. Significant projects included spending of approximately $13 million for the replacement of electric system property, $10.5 million for a new energy control center, $10 million for a new substation and $9 million for the replacement of the main turbine low pressure rotors at Pilgrim Station.

The Company spent approximately $58 million on its DSM programs in 1994, of which $37 million was capitalized and is being collected from customers over six years. DSM expenditures for 1995 are currently estimated to be approximately $43 million. Beginning in 1995 all costs will be collected primarily in the year incurred in accordance with an order from the DPU.

In 1994 the DPU approved the Company's financing plan to issue up to $500 million of securities through 1996 and to use the proceeds to refinance short and long-term securities and for capital expenditures. See Note H to the consolidated financial statements in Item 8 for specific information relating to the Company's financing activities.

Item 2.  Properties and Power Supply
------------------------------------
Company-Owned Facilities

The Company's total electric generation capacity as of December 31, 1994 consisted of the following:
                                        Maximum
                                        Capacity                    Year
Unit                 Location             (MW)       Type         Installed
---------------------------------------------------------------------------
Pilgrim Nuclear      Plymouth, Mass.       669      Nuclear          1972
 Power Station

New Boston Station   South Boston, Mass.   760      Fossil        1965-1967
 Units 1 and 2

Mystic Station       Everett, Mass.
 Units 4-5-6                               399      Fossil        1957-1961
 Unit 7                                    592      Fossil           1975

Combustion turbine   Various               302      Fossil        1966-1971
 generators (ten)
============================================================================

All of the Company's steam fossil fuel-fired generating units are located at tide water and have access to fuel oil storage and/or natural gas or oil pipelines from nearby suppliers.

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

The Company's significant items of property consist of electric generating stations, substations and certain service centers and are generally located on Company-owned land. The Company's high-tension transmission lines are generally located on land either owned by the Company or subject to easements in its favor. The Company's low-tension distribution lines and fossil fuel pipelines are located principally on public property under permission granted by municipal and other state authorities.

As of December 31, 1994 the Company's transmission system consisted of 362 miles of overhead circuits operating at 115, 230 and 345 kV and 156 miles of underground circuits operating at 115 and 345 kV. The substations supported by these lines are 44 transmission or combined transmission and distribution substations with transformer capacity of 10,112 megavolt amperes (MVA), 70 distribution substations with transformer capacity of 1,213 MVA and 18 primary network units with 88 MVA capacity. In addition, high tension service was delivered to 231 customers' substations. The overhead and underground distribution systems cover 4,652 and 892 miles of streets, respectively.
HEEC, the Company's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts.

The Massachusetts Energy Facilities Siting Board (EFSB) must approve Company plans for the construction of certain new generation or transmission facilities based upon findings that such facilities are consistent with state public health, environmental protection and resource use and development policies. The Company currently has no proceedings before the EFSB.

Long-Term Power Contracts

Refer to Note L to the consolidated financial statements in Item 8 for further information regarding the following contracts. The Company also has short-term agreements with several other utilities for varying periods for purchases of system and unit power, for sales of Company system and unit power and for transmission services.

Utility Purchase Contracts:
--------------------------

The Company has a long-term contract with a subsidiary of Commonwealth Energy System in which it receives 25% of the output of an oil-fired electric generating plant. The Company is obligated to pay 25% of the unit's fixed and operating costs plus an annual return on investment.

The Company has two long-term purchased power contracts with the Massachusetts Bay Transportation Authority (MBTA) for the availability of two of the MBTA's jet turbines. The MBTA retains the right to utilize the jets for its own emergency use and for testing purposes while the Company retains New England Power Pool credit for their capacity and output.

The Company owns 9.5% of the common stock of Connecticut Yankee Atomic Power Company, which operates a nuclear generating unit. The Company is entitled to receive 9.5% of the unit's output and is obligated to pay Connecticut Yankee 9.5% of its fixed and operating costs plus an annual return on investment.

Non-Utility Generator Purchase Contracts:
----------------------------------------

The Company currently purchases 535 MW of capacity and associated energy from non-utility generators. These purchases are from Ocean State Power, Northeast Energy Associates, L'Energia and MassPower. In addition, the Company purchases power from two small hydro facilities.

In March 1995 the Company received a decision from the Massachusetts Supreme Judicial Court (SJC) regarding the Company's appeal of a 1994 DPU order that reaffirmed a 1993 order requiring it to purchase power from an independent power producer (see Resource regulation in Item 7). The SJC decision reversed the DPU order and remanded the case to the department for further consideration of evidence.

Sales Contracts:
---------------

The Company has agreements with Commonwealth Electric Company, a subsidiary of Commonwealth Energy System, and with Montaup Electric Company, a subsidiary of Eastern Utilities Associates, under which Commonwealth and Montaup each purchase 11% of the capacity and corresponding energy of Pilgrim Station and pay 11% of the unit's fixed and operating costs plus an annual return on investment. Commonwealth and Montaup have also agreed to indemnify the Company to the extent of 11% each of all losses, liability or damage not covered by insurance resulting from the operation, condemnation, shutdown or retirement of the unit. In addition, the Company has similar agreements with multiple municipal electric companies for a total of 3.7% of the capacity and corresponding energy of Pilgrim Station.

New England Power Pool

The Company is a member of the New England Power Pool (NEPOOL), a voluntary association of electric utilities in New England responsible for the coordination, monitoring and directing of the operations of the major generating and transmission facilities in the region. To obtain maximum benefits of power pooling, the electric facilities of all member companies are operated by NEPOOL as if they were a single power system. This is accomplished through the use of a central dispatching system that uses the lowest cost generation and transmission equipment available at any given time. This operation is the responsibility of NEPOOL's central dispatch center, the New England Power Exchange (NEPEX). As a result of its participation in NEPOOL, the Company's operating revenues and costs are affected to some extent by the operations of the other members. The dispatching of Company-owned generating facilities by NEPEX may be affected by minimally increasing energy requirements and any additions to New England generation capacity.


The table below sets forth certain information as of the date of the Company's
1994-1995 winter and 1994 summer peak loads:
                                     February 6, 1995     July 21, 1994
                                     (winter 1994-95)     (summer 1994)
------------------------------------------------------------------------------
NEPEX utilities installed capacity:
  Seasonal maximum rating               25,645 MW          24,602 MW
  Seasonal normal rating                25,299 MW          24,379 MW
NEPEX peak load (estimate)              19,205 MW          20,519 MW
Company territory peak load              2,473 MW           2,798 MW
==============================================================================

The Company's net capacity was 3,561 MW at its winter peak and 3,484 MW at its summer peak. Its corresponding NEPOOL capacity obligations were estimated to be 3,379 MW and 3,306 MW, respectively.

NEPOOL participants have two agreements with Hydro-Quebec of Canada for hydro-electric power. The first agreement, Phase I, provides up to three million
MWH of hydro-electric power to NEPOOL annually through 1997. The second agreement, Phase II, is a firm contract that provides seven million MWH of hydro-electric power annually through 2001. The price of the Phase II energy is based on the average cost of fossil fuel in New England for the previous year. The contract price is 80% of that average through 1996 and will be 95% of that average in 1997-2001. The Company receives capacity credit through NEPOOL for approximately 11% of the generation equivalent of the total Hydro-
Quebec interconnection.

The Company has an approximately 11% equity ownership interest in the two companies which own and operate the Phase II facilities. All equity participants are required to guarantee, in addition to their own share, the total obligations of those participants who do not meet certain credit criteria. Amounts so guaranteed by the Company were approximately $21 million at December 31, 1994.

Item 3.  Legal Proceedings
--------------------------

In 1991 the Company was named in a lawsuit brought in the United States
District Court for the District of Massachusetts alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by the Company's 1988 reduction in force.
Legal counsel continues to vigorously defend this case. Based on the information presently available the Company does not expect that this litigation or certain other legal matters in which it is currently involved will have a material impact on financial condition. However, an unfavorable decision ordered against the Company could have a material impact on the results of a reporting period.

See also Environmental Matters in Item 1 for a discussion of legal issues involving hazardous waste sites.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.



Executive Officers of the Registrant
------------------------------------
The names, ages, positions and business experience during the last five years of all the executive officers of Boston Edison Company and its subsidiaries as of March 1, 1995 are listed below.  There are no family relationships between any of the officers of the Company, nor any arrangement or understanding between any Company officer and another person pursuant to which the officer was elected.  Officers of the Company hold office until the first meeting of the directors following the next annual meeting of the stockholders and until their respective successors are chosen and qualified.




                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Thomas J. May, 47                           Chairman of the Board and Chief
Chairman of the Board and                   Executive Officer (since 1994),
Chief Executive Officer                     formerly President and Chief
                                            Operating Officer (1993-1994),
                                            Executive Vice President (1990-
                                            1993) and Senior Vice President
                                            (1987-1990).  Director (since
                                            1991).  Chairman of the Board
                                            and Chief Executive Officer and
                                            Director, Harbor Electric Energy
                                            Company and Boston Energy
                                            Technology Group; Chairman of the
                                            Board and Chief Executive Officer,
                                            TravElectric Services Corp. and
                                            Ener-G-Vision, Inc.; Chairman of
                                            the Board, REZ-TEK International
                                            Corp. and Coneco Corp.


George W. Davis, 61                         President and Chief Operating
President and Chief                         Officer (since 1994), formerly
Operating Officer                           Executive Vice President (1992-
                                            1994), responsible for all
                                            power supply and delivery
                                            operations, Senior Vice President
                                            - Nuclear (1990-1992) and Vice
                                            President - Nuclear Administration
                                            (1989-1990).  Director (since
                                            1991).  President and Director,
                                            Harbor Electric Energy Company and
                                            Boston Energy Technology Group;
                                            Director, TravElectric Services
                                            Corp. and Ener-G-Vision, Inc.


                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
E. Thomas Boulette, 52                      Senior Vice President - Nuclear
Senior Vice President - Nuclear             (since 1993), Vice President -
                                            Nuclear Operations and Station
                                            Director (1992-1993) and Vice
                                            President - Operations (1989-
                                            1992) of Maine Yankee Atomic
                                            Power Company.


Cameron H. Daley, 49                        Senior Vice President - Power
Senior Vice President - Power Supply        Supply (since 1989).


L. Carl Gustin, 51                          Senior Vice President - Marketing
Senior Vice President - Marketing &         & Corporate Relations (since
Corporate Relations                         1989).


John J. Higgins, Jr., 62                    Senior Vice President - Human
Senior Vice President - Human Resources     Resources (since 1990) and Vice
                                            President - Human Resources (1988-
                                            1990).


Ronald A. Ledgett, 56                       Senior Vice President - Power
Senior Vice President - Power Delivery      Delivery (since 1991) and
                                            Director, Special Projects
                                            (1989-1991).


Charles E. Peters, Jr., 43                  Senior Vice President - Finance
Senior Vice President - Finance             (since 1991), formerly Chief
                                            Financial Officer and Senior Vice
                                            President of Genrad, Inc. (1985-
                                            1991).  Senior Vice President,
                                            Treasurer and Director, Harbor
                                            Electric Energy Company and
                                            Boston Energy Technology
                                            Group; Director, TravElectric
                                            Services Corp., Ener-G-Vision,
                                            Inc., REZ-TEK International Corp.
                                            and Coneco Corp.


Marc S. Alpert, 50                          Vice President and Treasurer
Vice President and Treasurer                (since 1988).  Assistant
                                            Treasurer, Harbor Electric Energy
                                            Company and Boston Energy
                                            Technology Group.



                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Robert J. Weafer, Jr., 48                   Vice President, Controller and
Vice President, Controller and Chief        Chief Accounting Officer (since
Accounting Officer                          1991).  Controller (1988-1991) and
                                            Chief Accounting Officer (1983-
                                            1991).


Theodora S. Convisser, 47                   Clerk of the Corporation (since
Clerk of the Corporation                    1986).  Clerk of Harbor Electric
                                            Energy Company, Boston Energy
                                            Technology Group, TravElectric
                                            Services Corp., Ener-G-Vision,
                                            Inc., REZ-TEK International
                                            Corp. and Coneco Corp.


Douglas S. Horan, 45                        Vice President and General Counsel
Vice President and                          (since 1994), formerly Deputy
General Counsel                             General Counsel (1991-1994) and
                                            Associate General Counsel (1986-
                                            1991).  General Counsel of Harbor
                                            Electric Energy Company.

                                   Part II
                                   -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------
(a) Market Information
----------------------
The Company's common stock is listed on the New York and Boston Stock
Exchanges.

Following are the reported high and low sales prices of the Company's common stock on the New York Stock Exchange as reported daily in the Wall Street
Journal for each of the quarters in 1994 and 1993:
                               1994                                1993
------------------------------------------------------------------------------
                         High        Low                     High        Low
------------------------------------------------------------------------------
First quarter          $29 7/8     $26                     $30 1/2     $26 3/8
Second quarter          29 1/8      25 1/4                  30 7/8      27 7/8
Third quarter           27 5/8      22 3/4                  32 5/8      29 3/4
Fourth quarter          24 1/4      21 1/2                  32 1/4      27 7/8
==============================================================================

(b) Holders
-----------
As of December 31, 1994, the Company had 39,904 holders of record of its common stock (actual count of record holders).

(c) Dividends
-------------

Following are the dividends declared per share of common stock for each of the quarters in 1994 and 1993:
                                              1994               1993
----------------------------------------------------------------------
First quarter                               $0.440             $0.425
Second quarter                               0.440              0.425
Third quarter                                0.440              0.425
Fourth quarter                               0.455              0.440
======================================================================

(d) Other Information
---------------------

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements for the year ended December 31, 1994:
     Ratio of earnings to fixed charges       2.45
     Ratio of earnings to fixed charges and
     preferred stock dividend requirements    2.07

Item 6.  Selected Financial Data
--------------------------------


The following table summarizes five years of selected consolidated financial data of the Company (in thousands, except per share data).
                   1994         1993         1992         1991         1990
---------------------------------------------------------------------------
Operating
 revenues    $1,548,554   $1,482,253   $1,411,753   $1,354,501   $1,314,440

Net income      125,022      118,218      107,298       94,670       79,616(a)

Earnings per
 common share      2.41         2.28         2.10         1.96         1.60(a)

Total assets  3,616,610    3,477,288    3,294,234    3,119,285    3,012,589

Long-term
 debt         1,136,617    1,272,497    1,091,073    1,136,765    1,074,025

Redeemable
 preferred/
 preference
 stock          219,000      221,000      221,000      221,333      221,333

Cash dividends
 declared per
 common share     1.775        1.715        1.655        1.595        1.535
============================================================================

(a) Before cumulative effect of change in accounting principle ($15,824 or $0.41 per common share).


Item 7. Management's Discussion and Analysis
--------------------------------------------

REGULATORY PROCEEDINGS

Retail settlement agreements

In 1992 our state regulators, the Massachusetts Department of Public Utilities, approved a three-year settlement agreement effective November 1992. This agreement provided us with retail rate increases, allowed for the recovery of demand side management (DSM) conservation program costs, specified certain accounting adjustments and clarified the timing and recognition of certain expenses. The agreement also set a limit on our rate of return on common equity of 11.75% for 1993 through 1995, excluding any penalties or rewards from performance incentives.

The retail rate increases consisted of a new annual performance adjustment charge effective November 1992 and two annual base rate increases of $29 million effective November 1993 and November 1994. The performance adjustment charge varies annually based upon the performance of our Pilgrim Nuclear Power Station. This charge is further described in our discussion of financial condition.

In addition to the retail rate increases, our results of operations were affected by the recovery of DSM program costs, accounting adjustments and the timing and recognition of certain expenses as further described in the following Results of Operations section.

Our state regulators previously approved a three-year settlement agreement effective November 1989. That agreement also provided us with retail rate increases and specified certain accounting adjustments. The 1989 agreement primarily affected our results of operations through 1992.

We do not currently plan to make a base rate filing upon the expiration of the 1992 settlement agreement, therefore we anticipate that base rates will remain in effect at their current levels.

RESULTS OF OPERATIONS

1994 versus 1993

Earnings per common share were $2.41 in 1994 and $2.28 in 1993. The increase in earnings was primarily the result of the expiration of a long-term purchased power contract in October 1993, a retail base rate increase effective November 1993, a 2.0% increase in retail kWh sales and an award relating to an eminent domain case. These positive changes were partially offset by higher operations and maintenance, depreciation and amortization and income tax expenses.

Operating revenues

Operating revenues increased 4.5% over 1993 as follows:
(in thousands)
------------------------------------------------------
Retail electric revenues                       $62,945
Demand side management revenues                  5,056
Wholesale and other revenues                    (2,919)
Short-term sales revenues                        1,219
------------------------------------------------------
  Increase in operating revenues               $66,301
======================================================

Retail electric revenues increased $63 million. The November 1993 and 1994 base rate increases resulted in $28.6 million of the increased revenues and approximately $6 million was due to the 2% increase in retail sales. Fuel and purchased power revenues increased $28.5 million primarily due to the recovery of certain new purchased power expenses. In accordance with the 1992 settlement agreement specific revenues related to the purchased power contract that expired in October 1993 were not affected.

The decrease in wholesale and other revenues is primarily due to an estimated provision for refunds to wholesale customers due to contract issues.

Operating expenses

Total fuel and purchased power expenses decreased $27 million. Fuel expense decreased partly due to lower fossil fuel prices and a 12% decrease in nuclear output. Purchased power expense reflects lower costs associated with the long-term contract that expired in October 1993, partially offset by the costs of new contracts. The timing effect of fuel and purchased power cost collection also contributed to the decrease in fuel and purchased power expenses. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

Other operations and maintenance expense increased 8.7% primarily due to higher employee benefit expenses. Pension expense increased $20 million due to a higher contribution made to the pension plan for the year. In accordance with the 1992 settlement agreement, we record pension expense in the amount of the contribution to the plan.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance. In 1994 we fully expensed the remaining deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement we did not expense any of these costs in 1993.

Amortization of deferred nuclear outage costs consists of amounts related to the 1993 and 1991 refueling outages at Pilgrim Station. In 1993 we deferred approximately $14 million of refueling outage costs. We began to amortize these costs in June 1993 over five years as approved in the 1992 settlement agreement.

The $2 million decrease in demand side management programs expense was due to the timing of recovery of program costs. DSM expense includes some program costs recovered over twelve months and other program costs recovered over six years. The 1994 expense consists of $22 million of costs primarily related to 1994 expenditures and $13 million of costs capitalized in 1992 through 1994.

Municipal property and other taxes increased primarily as a result of higher Boston property taxes due to a tax rate increase and capital additions.

Our effective annual income tax rate for 1994 was 31.4% vs. 23.4% for 1993. Both rates were reduced by adjustments to deferred income taxes of $10 million in 1994 and $20 million in 1993 made in accordance with the 1992 settlement agreement. No further deferred income tax adjustments may be made and we expect our effective tax rate to be close to the statutory rate in 1995.

Other income

In November 1994 a court ruling became effective providing us with an additional $5.7 million gain on a 1989 eminent domain taking of our property.

Interest charges

Interest charges in total did not change significantly. Interest charges on long-term debt decreased due to the first mortgage bond and debenture redemptions in 1994 and the significant first mortgage bond refinancing in 1993 at lower interest rates. This decrease was partially offset by higher amortization of redemption premiums. Other interest charges increased due to higher short-term interest rates partially offset by a lower average short-term debt level. Allowance for borrowed funds used during construction (AFUDC), which represents the financing costs of construction, increased as a result of a higher AFUDC rate related to higher short-term interest rates.

1993 versus 1992

Earnings per common share were $2.28 in 1993 and $2.10 in 1992. The increase in earnings was primarily the result of a retail rate increase effective November 1992, the expiration of a long-term purchased power contract in October 1993, no amortization of deferred cancelled nuclear unit costs and lower interest expense. These positive changes were partially offset by higher operations and maintenance, income tax and property tax expenses.

Operating revenues
Operating revenues increased 5.0% over 1992 as follows:
(in thousands)
------------------------------------------------------
Retail electric revenues                       $70,837
Demand side management revenues                 33,601
Wholesale and other revenues                    (2,794)
Short-term sales revenues                      (31,144)
------------------------------------------------------
  Increase in operating revenues               $70,500
======================================================

Retail electric revenues increased $71 million. The November 1992 and 1993 rate increases resulted in $40.6 million of additional revenues in 1993. Fuel and purchased power revenues increased $29.5 million over 1992 primarily due to the timing effect of fuel and purchased power cost collection and lower revenues received from short-term power sales as discussed below.

We began recovery of certain demand side management program costs, lost base revenues and incentives in August 1992. Our 1993 revenues provided $45.9 million related to 1991, 1992 and 1993 DSM programs. Our 1992 revenues of $12.3 million related primarily to 1991 programs.

The decrease in wholesale and other revenues reflects an estimated provision for refunds to customers of $8.6 million in 1993 as a result of orders from our state regulators on our generating unit performance program.

Lower short-term power sales revenues were a result of changes in our generation availability and the needs of short-term power purchasers. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses

Total fuel and purchased power expenses decreased $12 million. Fuel expense decreased primarily due to a 21.5% decrease in fossil generation and an 8.5% decrease in nuclear generation, resulting from planned plant overhauls and a nuclear refueling outage. Purchased power expense reflects both higher interchange purchases, caused by the lower generation, and lower costs associated with the long-term contract that expired in October 1993. The decreases in expense were partially offset by the timing effect of fuel and purchased power cost collection.

Other operations and maintenance expense increased 7.1% primarily due to increases in employee benefits and nuclear production expenses.
Postretirement benefits expense increased by $7 million primarily as a result of the adoption of a new accounting standard and pension expense increased by $5 million; both are provided for in our 1992 settlement agreement and further explained in Note E to the consolidated financial statements. A refueling outage at Pilgrim Station in 1993 resulted in higher nuclear production expenses.

Depreciation and amortization expense increased in 1993 primarily due to a higher annual decommissioning charge for Pilgrim Station effective November 1992 provided by the 1992 settlement agreement. The charge is based on a 1991 estimate of decommissioning costs as further discussed in Note D to the consolidated financial statements. In addition, the effect of lower depreciation rates implemented in accordance with the settlement agreement was offset by the effect of a higher depreciable plant balance.

In accordance with our 1992 settlement agreement we did not expense any of the $19 million of remaining deferred costs associated with the cancelled Pilgrim 2 nuclear unit in 1993.

Amortization of deferred nuclear outage costs consists of amounts related to the 1993 and 1991 refueling outages at Pilgrim Station as discussed in the results of operations for 1994 versus 1993.

The increase in demand side management programs expense is consistent with the increase in DSM revenues. DSM expense includes some costs recovered over twelve months and other costs recovered over six years. We began to recover previously deferred DSM expenses in August 1992. In 1993 we expensed and collected from customers approximately $30 million of deferred 1991, 1992 and 1993 program costs. Over six years we are expensing and collecting from our customers $11 million of costs capitalized in 1992 and $37 million of costs capitalized in 1993. The 1993 expense related to these capitalized costs was $7 million.

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

Interest charges and preferred and preference dividends

Total interest charges decreased $4 million in 1993. Interest on long-term debt decreased primarily due to the refinancing of substantially all our first mortgage bonds in 1993 at lower interest rates, partially offset by higher amortization of redemption premiums. Other interest charges decreased due to a lower short-term debt level and lower short-term interest rates. AFUDC decreased as a result of a lower AFUDC rate related to lower short-term interest rates.

Preferred and preference dividends decreased 5.1% due to the replacement of a preferred and a preference stock issue with less costly issues of preferred stock.

FINANCIAL CONDITION

Our 1992 settlement agreement is providing us with increased revenues from retail customers over the three-year period ending October 1995. Additionally, a significant long-term purchased power contract expired in October 1993 with no change in related revenues. The settlement agreement also limits the annual rate of return on equity during the three-year period to 11.75%, excluding any penalties or rewards from performance incentives.

Our ability to achieve or exceed the 11.75% rate of return on equity is primarily dependent upon our ability to control costs and to earn performance incentives from generation performance mechanisms. The most significant impact that incentives can have on our financial results is based on Pilgrim Station's annual capacity factor. An annual capacity factor between 60% and 68% would provide us with approximately $47 million of revenues in the performance year ended October 1995. For each percentage point increase in capacity factor above 68%, annual revenues will increase by approximately $690,000. For each percentage point decrease in capacity factor below 60% (to a minimum of 35%), annual revenues will decrease by approximately $790,000. Pilgrim's capacity factor for the performance year ending October 1995 is currently expected to be approximately 69%, a decrease from the 72% capacity factor achieved in the performance year ended October 1994, primarily due to the refueling outage scheduled for 1995. We earned approximately $47 million in revenues related to Pilgrim's capacity factor in the performance year ended October 31, 1994.

Pilgrim Station automatically shut down in August 1994 as a result of a non-nuclear problem with its electrical generator. The plant returned to service three months later following the completion of necessary repairs as well as maintenance work originally scheduled for an October 1994 mid-cycle outage. The power needs usually met by the station were met by our other generating plants or purchased from other suppliers as necessary. We do not believe that the generator damage resulted from actions within our control, however, our recovery of the incremental purchased power costs during the outage through fuel and purchased power revenues is subject to review by our state regulators under our generating unit performance program.

As discussed in Regulatory Proceedings, we do not plan to make a base rate filing with our state regulators upon the expiration of the 1992 settlement agreement, therefore we anticipate that our base rates will remain in effect at their current levels.

LIQUIDITY

We meet our capital expenditure cash requirements primarily with internally generated funds. These funds provided for 98%, 76% and 88% of our plant and nuclear fuel expenditures in 1994, 1993 and 1992, respectively. Our current estimate of plant expenditures for 1995 is $200 million. These expenditures will be used primarily to maintain and improve existing transmission, distribution and generation facilities. We do not expect plant expenditures to vary significantly from the 1995 amount in the four years thereafter. We have long-term debt and preferred stock payment requirements of $102.6 million in 1995, $103.6 million per year in 1996 through 1998 and $3.6 million in 1999.

External financings continue to be necessary to supplement our internally generated funds, primarily through the issuance of short-term commercial paper and bank borrowings. We currently have authority from our federal regulators to issue up to $350 million of short-term debt. We have a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At December 31, 1994 we had $215 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 our state regulators approved our financing plan to issue up to $500 million of securities through 1996. The proceeds will be used to refinance short and long-term securities and for capital expenditures. Refer to Note H to the consolidated financial statements for specific information relating to our recent financing activities.

OUTLOOK FOR THE FUTURE

Electricity sales

A significant portion of our electricity sales are made to commercial customers rather than industrial customers. As a result our sales have been only moderately impacted by the unfavorable economic factors affecting the manufacturing industry in Massachusetts, including defense cutbacks and continued downsizing in the computer industry. Increased sales to commercial customers more than offset the decrease in sales to industrial customers as economic factors provided growth in the commercial sector in 1994. Total retail sales increased 2% in 1994.

Implementation of DSM programs, which are designed to assist customers in reducing electricity use, will result in lower growth in electricity sales.
We receive approval from our state regulators for annual DSM spending levels and recovery amounts. Through 1994 we collected from customers certain DSM program costs primarily in the year incurred and other DSM program costs over a six-year period. We are also provided with incentives and recovery of lost revenues based on the actual reduction in customer electricity usage from these programs and a return on the costs that we recover over six years. Beginning in 1995 all costs are expected to be collected primarily in the year incurred. We will continue to recover the DSM costs capitalized during 1992 through 1994 along with a return on investment on the unrecovered balance.

Competition

The electric utility business is in a period of transition from a traditional rate-regulated environment based on cost recovery to an environment with both competition and modified regulation. The effects of competition to date have been most evident in the wholesale electric market. In response to increased competition from other electric utilities and non-utility generators to sell electricity for resale, we have secured long-term power supply agreements with our five wholesale customers. These agreements set our rates through the year 2002 and beyond.

We are also beginning to face some forms of competition in the retail electric market. This is happening as industrial and large commercial customers pursue their options to generate their own electric power, as customers look to obtain lower electricity prices and to substitute natural gas or oil for electricity for heating or cooling purposes and as large facilities factor the cost of electricity into their decisions to relocate into or out of a given service territory. In the future, the potential exists for electric utilities and other energy suppliers to sell electricity to retail customers of other electric utilities without regard for existing service territories. In addition, our state regulators are currently investigating two issues related to the onset of competition, incentive regulation and industry restructuring.

We are responding to the current and anticipated retail competitive challenges in several ways. We do not plan on seeking any additional base rate increases until at least the year 2000 and are working to accomplish this by controlling costs and increasing operating efficiencies without sacrificing quality of service or profitability. During 1994 we reduced our workforce by 8.4%, we negotiated six-year contracts with our two union locals which resulted in cost-saving changes and limits wage growth and we implemented various other cost control strategies. We also developed customer alliances and provided economic development rates to some customers. In addition, we filed with our state regulators for approval of lower rates for a small number of large manufacturing customers on a limited basis. These actions all signify our commitment to be a competitively priced, reliable provider of energy. We are also actively participating in regulatory and legislative discussions and proceedings concerning the future structure of the electric utility industry. We do not expect the economic development rates or the proposed lower manufacturing customer rates to have a significant impact on our financial condition or results of operations.

As a regulated company, we are subject to certain accounting rules that are not applicable to other businesses and industries. These accounting rules allow regulated companies, as appropriate, to record certain costs as regulatory assets instead of expenses when they are incurred. These regulatory assets are expected to be recovered from customers through future rates. The effects of competition or changes in regulation could ultimately cause us to no longer be able to follow these accounting rules, in which case our regulatory assets would have to be fully expensed at that time.

Resource regulation

Our state regulators require utilities to purchase power from qualifying non-utility generators at prices set through a bidding process. In 1993 our state regulators ordered us to purchase 132 megawatts of power from an independent power producer, Altresco Lynn, LP, starting as early as 1995. We oppose this order since we do not believe we need any new power for several years. We asked the Massachusetts Supreme Judicial Court (SJC) to reverse the order and in 1994 the SJC remanded the case to our state regulators for further consideration. Our regulators then issued an order requiring us to negotiate a contract with Altresco Lynn. We filed an appeal of this order with the SJC in October 1994 and are currently awaiting a decision. In addition, we supported an appeal filed by other parties of a state regulatory body's conditional approval of construction of Altresco Lynn's generating station project. In January 1995 the SJC reversed the regulator's approval on the basis that there was no showing of need for the project in Massachusetts prior to 2000.

We are also subject to our state regulators' integrated resource management
(IRM) process in which electric utilities forecast their future energy needs and propose how they will meet those needs by balancing conservation programs with all other supplies of energy. We submitted an IRM filing in 1994 and received a favorable ruling in January 1995. Our regulators found that we do not have a need for additional resources through 2001 and we are not required to issue a competitive request for proposal for new generating capacity at this time. We are required to update our IRM filing in January 1996.

Non-utility business

In 1993 we created an unregulated subsidiary, Boston Energy Technology Group
(BETG), following approval from our state regulators. We have authority to invest up to $45 million in this wholly-owned subsidiary. BETG engages in demand side management activities and businesses involving electric transportation and the related infrastructure through two wholly-owned subsidiaries. In 1994 BETG acquired a substantial majority interest in two additional businesses. REZ-TEK International Corp. produces systems that treat cooling water used in commercial and industrial air conditioning systems in an energy efficient and environmentally sound manner, and Coneco Corporation provides engineering and project management services to energy and water conservation project developers and contractors. These acquisitions were not material.

We do not currently have a substantial investment in BETG and do not anticipate it significantly impacting our results of operations in the next several years.

OTHER MATTERS

Environmental

We are subject to numerous federal, state and local standards with respect to waste disposal, air and water quality and other environmental considerations. These standards can require that we modify our existing facilities or incur increased operating costs.

We own or operate 48 properties where hazardous materials were released in the past. We are required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection (DEP) and are continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of ten multi-party hazardous waste sites in Massachusetts and other states where we are alleged to have generated, transported or disposed of hazardous waste at the sites.
At the majority of these sites we are one of many potentially responsible parties and we currently expect to have only a small percentage of the potential liability. Through December 31, 1994, we have accrued approximately $7 million related to our cleanup liabilities. We are unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on our assessments of the specific site circumstances, we do not expect any such additional costs to have a material impact on our financial condition. However, additional provisions for cleanup costs could have a material impact on our results of a reporting period.

Uncertainties continue to exist with respect to the disposal of both low-level radioactive waste (LLW) and spent nuclear fuel resulting from the operation of Pilgrim Station. In July 1994 our access to off-site LLW disposal facilities ended. Until access is attained to other disposal facilities we are managing LLW through on-site storage. The United States Department of Energy (DOE) is responsible for the ultimate disposal of spent nuclear fuel, however there are uncertainties regarding the DOE's schedule of acceptance of spent fuel for disposal. Refer to Note D to the consolidated financial statements for further discussion regarding LLW and spent nuclear fuel disposal.

Under a 1991 consent order with the DEP and other interested parties we made certain improvements in the emission control systems at New Boston Station. These improvements included the replacement of four existing chimney stacks with two taller stacks in order to improve the air quality in the vicinity of the station, and the installation of low nitrogen oxides burners. The capital costs of these modifications along with other associated improvements, which were substantially completed in 1994, were approximately $80 million.

New Boston Station has the ability to burn natural gas, oil or both.
Beginning in April 1995, as part of the DEP consent order, we will be required to operate the station fueled exclusively by natural gas, except in certain emergency circumstances. We have made arrangements for a firm supply of natural gas to run the station at a minimum level. We are developing a least-cost plan for operation beyond this minimum level involving principally the utilization of interruptible gas supplies or short-term capacity purchases.

The 1990 Clean Air Act Amendments will require a significant reduction in nationwide emissions of sulfur dioxide from fossil fuel-fired generating units. The reduction will be accomplished by restricting sulfur dioxide emissions through a market-based system of allowances. We currently have allowances that are in excess of our needs and which may be marketable. Any gain from the sale of these may be subject to future regulatory treatment. Other provisions of the 1990 Clean Air Act Amendments involve limitations on emissions of nitrogen oxides from existing generating units. Combustion system modifications made to New Boston and Mystic Stations, including the installation of the low nitrogen oxides burners at New Boston, will allow the units to meet the provisions of the 1995 standards. Depending upon the outcome of certain DEP air quality modeling studies currently in progress, additional emission reductions may also be required by 1999. The extent of any additional reductions and the cost of any further modifications is uncertain at this time.

In recent years there have been increasing public concerns regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes.
Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. Some scientific reviews conducted to date have suggested associations between EMF and potential health effects, while other studies have not substantiated such associations. We support further research into the subject and are participating in the funding of industry-sponsored studies. We are aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. We have addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons; however, to date we have not been significantly affected by these developments. We continue to closely monitor all aspects of the EMF issue.

Litigation

In 1991 we were named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by our 1988 reduction in force. Legal counsel continues to vigorously defend this case. Based on the information presently available we do not expect that this litigation or certain other legal matters in which we are currently involved will have a material impact on our financial condition. However, an unfavorable decision ordered against us could have a material impact on our results of a reporting period.


Executive Office Changes

In July 1994 our former President, Thomas May, became Chairman and Chief Executive Officer, former Executive Vice President George Davis became President and Chief Operating Officer and former Chairman and Chief Executive Officer Bernard Reznicek retired. In January 1995 George Davis announced his anticipated retirement effective September 1995.

Item 8. Financial Statements and Supplementary Financial Information
--------------------------------------------------------------------
Consolidated Statements of Income
                                                   years ended December 31,
(in thousands, except earnings per share)      1994        1993        1992
---------------------------------------------------------------------------
Operating revenues                       $1,548,554  $1,482,253  $1,411,753
---------------------------------------------------------------------------
Operating expenses:
     Fuel                                   156,951     170,799     200,774
     Purchased power                        356,874     370,049     352,030
     Other operations and maintenance       441,423     406,271     379,350
     Depreciation and amortization          149,122     137,722     129,045
     Amortization of deferred cost of
      cancelled nuclear unit                 19,791           0      24,381
     Amortization of deferred nuclear
      outage costs                            7,721       6,546       4,901
     Demand side management programs         35,438      37,504       8,221
     Taxes - property and other             100,132      93,102      80,426
     Income taxes                            54,279      34,941      11,725
---------------------------------------------------------------------------
      Total operating expenses            1,321,731   1,256,934   1,190,853
---------------------------------------------------------------------------
Operating income                            226,823     225,319     220,900
Other income (expense), net                   5,658         589      (2,074)
---------------------------------------------------------------------------
Operating and other income                  232,481     225,908     218,826
---------------------------------------------------------------------------
Interest charges:
     Long-term debt                         102,570     104,375     106,850
     Other                                   12,367       9,778      12,525
     Allowance for borrowed funds used
      during construction                    (7,478)     (6,463)     (7,847)
---------------------------------------------------------------------------
      Total interest charges                107,459     107,690     111,528
---------------------------------------------------------------------------
Net income                                  125,022     118,218     107,298
Preferred and preference dividends provided  15,765      15,705      16,550
---------------------------------------------------------------------------
Balance available for common stock       $  109,257  $  102,513  $   90,748
===========================================================================
Common shares outstanding (weighted average) 45,338      44,959      43,144

Earnings per share of common stock       $     2.41  $     2.28  $     2.10
===========================================================================

Consolidated Statements of Retained Earnings
                                                   years ended December 31,
(in thousands)                                 1994        1993        1992
---------------------------------------------------------------------------
Balance at beginning of year             $  218,292  $  192,948  $  174,477
     Net income                             125,022     118,218     107,298
---------------------------------------------------------------------------
      Subtotal                              343,314     311,166     281,775
---------------------------------------------------------------------------
Cash dividends declared:
     Preferred stock                         15,765      15,705      14,923
     Preference stock                             0           0       1,953
     Common stock                            80,545      77,169      71,951
---------------------------------------------------------------------------
      Subtotal                               96,310      92,874      88,827
---------------------------------------------------------------------------
Balance at end of year                   $  247,004  $  218,292  $  192,948
===========================================================================

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Balance Sheets
                                                                  December 31,
(in thousands)                                     1994                   1993
-----------------------------------------------------------------------------
Assets
Utility plant, at original cost:
  In service                      $4,074,810             $3,904,776
    Less: accumulated depreciation 1,344,452 $2,730,358   1,258,359 $2,646,417
------------------------------------------------------------------------------
  Nuclear fuel                       291,836                273,867
    Less: accumulated amortization   236,239     55,597     220,477     53,390
------------------------------------------------------------------------------
  Construction work in progress                 144,048                144,835
------------------------------------------------------------------------------
                                              2,930,003              2,844,642
Investments in electric companies,
 at equity                                       24,678                 24,292
Nuclear decommissioning trust                    82,831                 66,060
Current assets:
  Cash and cash equivalents            6,822                  8,768
  Accounts receivable                189,382                171,098
  Accrued unbilled revenues           32,240                 29,823
  Fuel, materials and supplies,
   at average cost                    71,560                 79,381
  Prepaid expenses and other          26,705    326,709       9,738    298,808
------------------------------------------------------------------------------
Deferred debits:
  Regulatory assets                  197,455                210,144
  Intangible asset-pension            22,849                      0
  Other                               32,085    252,389      33,342    243,486
------------------------------------------------------------------------------
   Total assets                              $3,616,610             $3,477,288
==============================================================================
Capitalization and Liabilities
Common stock equity                          $  915,747             $  876,479
Cumulative preferred stock:
  Non-mandatory redeemable series               123,000                123,000
  Mandatory redeemable series                    94,000                 96,000
Long-term debt                                1,136,617              1,272,497
Current liabilities:
  Long-term debt/preferred
   stock due within one year        $102,250               $  2,000
  Notes payable                      214,786                204,151
  Accounts payable                   139,119                117,614
  Interest accrued                    24,464                 25,467
  Dividends payable                   23,533                 22,696
  Pension benefits                    31,908                 22,005
  Other                               76,615    612,675      32,477    426,410
------------------------------------------------------------------------------
Deferred credits:
  Power contracts                     40,277                 36,275
  Accumulated deferred income taxes  515,454                484,785
  Accumulated deferred investment
   tax credits                        67,048                 71,140
  Nuclear decommissioning reserve     92,404                 73,744
  Other                               19,388    734,571      16,958    682,902
------------------------------------------------------------------------------
Commitments and contingencies                         -                      -
------------------------------------------------------------------------------
   Total capitalization and liabilities      $3,616,610             $3,477,288
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Cash Flows
                                                     years ended December 31,
(in thousands)                                       1994      1993      1992
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                     $125,022  $118,218  $107,298
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation                                  142,932   130,074   123,243
    Amortization of nuclear fuel                   18,810    21,816    25,473
    Amortization of deferred cost of cancelled
     nuclear unit, net                             19,067         0    22,340
    Amortization of deferred nuclear outage
     costs                                          7,721     6,546     4,901
    Other amortization                             13,967     9,433     2,132
    Deferred income taxes                          (4,184)   10,303    17,165
    Investment tax credits                         (4,092)   (4,073)   (4,273)
    Allowance for borrowed funds used during
     construction                                  (7,478)   (6,463)   (7,847)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                            (20,701)   13,206   (18,188)
    Fuel, materials and supplies                    3,093     9,722    (2,330)
    Accounts payable                               21,505   (18,465)   35,759
    Rate and contract settlements                       0      (175)  (31,363)
    Other current assets and liabilities           36,908    25,209     3,575
    Other, net                                     15,561   (19,548)  (15,844)
-----------------------------------------------------------------------------
Net cash provided by operating activities         368,131   295,803   262,041
-----------------------------------------------------------------------------
Investing activities:
  Plant expenditures (excluding AFUDC)           (198,760) (246,763) (213,827)
  Nuclear fuel expenditures                       (21,934)   (6,491)  (17,198)
  Capitalized demand side management
   expenditures                                   (37,007)  (37,156)  (11,469)
  Sale of plant assets, net                        15,972         0         0
  Nuclear decommissioning trust investments       (16,771)  (15,189)   (7,210)
  Electric company investments                       (386)    1,106     1,836
-----------------------------------------------------------------------------
Net cash used by investing activities            (258,886) (304,493) (247,868)
-----------------------------------------------------------------------------
Financing activities:
Issuances:
  Common stock                                     10,634    10,855    70,412
  Preferred stock                                       0    40,000    40,000
  Long-term debt                                   15,000   815,000    60,000
Redemptions:
  Preferred and preference stock                   (2,000)  (40,000)  (40,333)
  Long-term debt retirements                      (50,000) (648,625) (123,600)
Net change in short-term debt                      10,635   (71,349)   65,200
Dividends paid                                    (95,460)  (92,370)  (86,184)
-----------------------------------------------------------------------------
Net cash provided (used) by financing activities (111,191)   13,511   (14,505)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                       (1,946)    4,821      (332)
Cash and cash equivalents at the
 beginning of the year                              8,768     3,947     4,279
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the year $  6,822  $  8,768  $  3,947
=============================================================================
Cash paid during the year for:
  Interest, net of amounts capitalized           $108,462  $103,720  $113,076
  Income taxes                                   $ 46,074  $ 30,305  $ 10,095

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

2.  Revenues

We record revenues for electricity used by our customers but not yet billed at the end of each accounting period.

3.  Forecasted Fuel and Purchased Power Rates

The rate charged to retail customers for fuel and purchased power allows for fuel and some purchased power costs to be billed to customers using a forecasted rate. The difference between actual and estimated costs is recorded as an adjustment to fuel and purchased power expenses and is included in accounts receivable until subsequent rates are adjusted. State regulators have the right to reduce our subsequent fuel and purchased power rates if they find that we have been unreasonable or imprudent in the operation of our generating units or in purchasing fuel.

4.  Depreciation and Nuclear Fuel Amortization

Our physical property was depreciated on a straight-line basis in 1994, 1993 and 1992 at composite rates of 3.11%, 3.09% and 3.36% per year, respectively, based on estimated useful lives of the various classes of property. The cost of decommissioning Pilgrim Station, our nuclear unit, is excluded from the depreciation rates. When property units are retired, their cost, net of salvage value, is charged to accumulated depreciation.

The cost of nuclear fuel is amortized based on the amount of energy Pilgrim Station produces. Nuclear fuel expense also includes an amount for the estimated costs of ultimately disposing of the spent nuclear fuel and for assessments for the decontamination and decommissioning of United States Department of Energy nuclear enrichment facilities. These costs are recovered from our customers through fuel rates.

5.  Amortization of Deferred Nuclear Outage Costs

We expense deferred nuclear outage costs over five years as approved in the 1992 settlement agreement. The deferred cost balances in 1994 and 1993 consist of amounts related to the 1993 and 1991 refueling outages at Pilgrim Station.

6.  Amortization of Discounts, Premiums and Redemption Premiums on Debt

We expense discounts, premiums, redemption premiums and related costs associated with issuances or redemptions of long-term debt or the refinancing of existing debt over the life of the debt or the replacement debt subject to regulatory approval.

7.  Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance plant expenditures. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Our AFUDC rates in 1994, 1993 and 1992 were 4.45%, 3.62% and 4.48%, respectively, and represented only the cost of short-term debt.

8.  Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid securities with maturities of three months or less. Outstanding checks are included in cash and accounts payable until they are presented for payment.

9.  Allowance for Doubtful Accounts

Our accounts receivable are substantially all recoverable. This recovery occurs both from customer payments and from the portion of customer charges that provides for the recovery of bad debt expense. Accordingly, we do not maintain a significant allowance for doubtful accounts balance.

10.  Regulatory Assets

Regulatory assets represent costs incurred which will be collected from customers through future charges in accordance with agreements with our state regulators. These costs are to be expensed when the corresponding revenues are received in order to appropriately match revenues and expenses. A portion of these costs is currently being recovered from customers. No return on investment was earned on the regulatory assets.

Regulatory assets consisted of the following:
                                                      December 31,
                                           1994               1993
------------------------------------------------------------------
Redemption premiums                     $52,859            $59,116
Income taxes, net                        44,745             26,916
Power contracts                          40,277             36,275
Pension and postretirement costs         22,761             24,416
Nuclear outage costs                     17,804             25,524
Cancelled nuclear unit                        0             19,067
Other                                    19,009             18,830
------------------------------------------------------------------
                                       $197,455           $210,144
==================================================================

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

NOTE C. INCOME TAXES

In 1993 we prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This required us to change our methodology of accounting for income taxes from the deferred method to an asset and liability approach. The deferred method was based on the tax effects of timing differences between income for financial reporting purposes and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109 we recorded net regulatory assets of $44.7 million and $26.9 million and corresponding net increases in accumulated deferred income taxes as of December 31, 1994 and December 31, 1993, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes consisted of the following:
                                                                  December 31,
(in thousands)                                     1994                   1993
------------------------------------------------------------------------------
Deferred tax liabilities:
  Plant-related                                 $511,572              $496,731
  Other                                          105,786                95,161
------------------------------------------------------------------------------
                                                 617,358               591,892
------------------------------------------------------------------------------
Deferred tax assets:
  Plant-related                                   13,216                 9,999
  Investment tax credits                          43,273                45,914
  Alternative minimum tax                          1,332                18,672
  Other                                           44,083                32,522
------------------------------------------------------------------------------
                                                 101,904               107,107
------------------------------------------------------------------------------
    Net accumulated deferred income taxes       $515,454              $484,785
==============================================================================

No valuation allowances for deferred tax assets are deemed necessary.

Components of income tax expense were as follows:
                                                      years ended December 31,
(in thousands)                                      1994       1993      1992
------------------------------------------------------------------------------
Current income tax expense                       $62,839    $28,711   $  (385)
Deferred tax expense                              (4,468)    10,303    16,383
Investment tax credits                            (4,092)    (4,073)   (4,273)
------------------------------------------------------------------------------
  Income taxes charged to operations              54,279     34,941    11,725
------------------------------------------------------------------------------
Taxes on other income:
  Current                                          2,550      1,205    (2,348)
  Deferred                                           284          0       782
------------------------------------------------------------------------------
                                                   2,834      1,205    (1,566)
-----------------------------------------------------------------------------
     Total income tax expense                    $57,113    $36,146   $10,159
=============================================================================

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:
                                                    1994       1993      1992
-----------------------------------------------------------------------------
Statutory tax rate                                  35.0%      35.0%     34.0%
State income tax, net of federal income tax benefit  4.3        4.2       3.9
Investment tax credits                              (2.3)      (2.6)     (3.6)
Municipal property tax adjustment                      -       (0.6)     (1.6)
Adjustment of deferred taxes on cancelled
 nuclear unit                                          -          -       2.7
Reversal of deferred taxes-settlement agreement     (5.5)     (13.0)    (19.6)
Federal tax benefit of mandated
 payments from settlement agreements                   -          -      (6.2)
Other                                               (0.1)       0.4      (0.9)
-----------------------------------------------------------------------------
  Effective tax rate                                31.4%      23.4%      8.7%
=============================================================================

NOTE D. NUCLEAR DECOMMISSIONING AND NUCLEAR WASTE DISPOSAL

1.  Nuclear Decommissioning

When Pilgrim Station's operating license expires in 2012 we will be required to decommission the plant. We are expensing an estimate of the decommissioning costs over Pilgrim's expected service life. The 1994 expense of approximately $15 million is included in depreciation expense on the consolidated income statement. The estimate used to determine our annual expense is based on a 1991 study which documents a cost of approximately $328 million to decommission the plant using the "green field" method, which provides for the plant site to be completely restored to its original state. The cost estimate, which involves many uncertainties, was incorporated in our 1992 retail settlement agreement. We receive recovery of the annual expense from charges to our retail customers and from other utility companies and municipalities who purchase a contracted amount of Pilgrim's electric generation. The funds we collect from decommissioning charges are deposited in an external trust and are restricted so that they may only be used for decommissioning and related expenses. The net earnings on the trust funds, which are also restricted, increase the nuclear decommissioning fund balance and nuclear decommissioning reserve, thus reducing the amount to be collected from customers.

The 1991 decommissioning study was partially updated for internal planning purposes to evaluate the potential impact of long-term spent fuel storage options resulting from delays in United States Department of Energy (DOE) spent fuel removal on the estimated decommissioning cost. (See part 2 below for a discussion of spent fuel removal). The partial update indicates an estimated decommissioning cost of approximately $400 million in 1991 dollars based upon a revised spent fuel removal schedule and utilization of dry spent fuel storage technology. No further update is currently available, however we will continue to monitor DOE spent fuel removal schedules and developments in spent fuel storage technology along with their impact on the decommissioning estimate.

In 1994 the Financial Accounting Standards Board began to review the accounting for decommissioning. If current industry accounting practices are changed our annual decommissioning expense could increase and trust fund earnings could be reported as investment income. In addition, the total estimated liability for decommissioning costs may be recorded on the balance sheet, most likely fully offset by an addition to utility plant costs. We do not expect that these potential changes would have a material effect on our results of operations.

2.  Spent Nuclear Fuel

In 1994 we received a license amendment from the Nuclear Regulatory Commission to modify our fuel storage facility at Pilgrim Station to provide sufficient room for spent nuclear fuel generated through the end of Pilgrim's operating license in 2012. We have modified the facility to provide spent fuel storage capacity through approximately 2003, however any further modifications are subject to review by our state regulators. In addition we are actively exploring the feasibility of other spent fuel storage facilities and technologies.

It is the ultimate responsibility of the DOE to permanently dispose of spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982. We currently pay a fee of $1.00 per net megawatthour sold from Pilgrim Station generation under a nuclear fuel disposal contract with the DOE. The fee is collected from customers through fuel charges. The DOE is currently conducting scientific studies evaluating a potential spent nuclear fuel repository site at Yucca Mountain, Nevada. The potential site, however, has encountered substantial public and political opposition and the DOE has publicly stated that it may be unable to construct such a repository in a timely manner. In June 1994 we and other interested parties filed petitions in the U.S. Court of Appeals for the D.C. Circuit seeking declaratory rulings that the DOE is obligated to begin taking spent nuclear fuel for disposal in 1998. The DOE has sought to dismiss those petitions and a court ruling is awaited. It is unknown at this time whether and on what schedule the DOE will eventually construct a spent fuel repository and what the effect on us will be of any delays in such construction.

3.  Low-Level Radioactive Waste

Our access to low-level radioactive waste (LLW) disposal facilities located in Barnwell, South Carolina ended in July 1994. Until access is attained to other disposal facilities we are managing LLW generated at Pilgrim Station through on-site storage. Legislation has been enacted in Massachusetts establishing a regulatory process for managing the state's LLW including the possible siting, licensing and construction of a disposal facility within the state, or, alternatively, an agreement with one or more other states.
However, it appears unlikely that either option will be available in the near future. Pending the construction of a disposal facility within the state or the adoption by the state of some other LLW management procedure, we will continue to monitor the situation and investigate other available options.

4.  Other Nuclear Units

We are an investor in and customer of two other domestic nuclear units. Both of these units receive, through the rates charged to their customers, an amount to cover the estimated costs to dispose of their spent nuclear fuel and to decommission the units at the end of their useful lives.

NOTE E. PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

1.  Pensions

We have a defined benefit funded retirement plan with certain contributory features that covers substantially all employees. Benefits are based upon an employee's years of service and compensation during the last years of employment. Our funding policy is to contribute an amount each year that is not less than the minimum required contribution under federal law or greater than the maximum tax deductible amount. Plan assets are primarily equities, bonds, insurance contracts and real estate funds.

Net pension cost consisted of the following components:
                                                     years ended December 31,
(in thousands)                                   1994        1993        1992
-----------------------------------------------------------------------------
Current service cost - benefits earned        $15,057    $ 11,734    $ 10,683
Interest cost on projected benefit
   obligation                                  33,961      33,181      32,287
Actual net loss/(return) on plan assets           214     (44,470)    (23,281)
Net amortization and deferral                 (32,169)      8,528     (13,549)
-----------------------------------------------------------------------------
  Net pension cost (a)                        $17,063    $  8,973    $  6,140
=============================================================================

(a) In accordance with an agreement with our state regulators we deferred the difference in net pension costs and the annual funding amounts. Net deferred costs amounted to $6 million and $14 million at December 31, 1994 and 1993, respectively. Net pension costs recorded as expense were $25 million in 1994, $5 million in 1993 and $0 in 1992.

We used the following assumptions for calculating pension cost:
                                                 1994        1993        1992
-----------------------------------------------------------------------------
Discount rate                                    7.00%       8.25%       8.25%
Expected long-term rate of return on assets     10.00%      10.00%      10.00%
Compensation increase rate                       4.50%       4.50%       4.50%
-----------------------------------------------------------------------------

The pension plan's funded status was as follows:
                                                                 December 31,
(in thousands)                                               1994        1993
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
 vested benefits of $305,632 and $384,150                $321,072    $400,895
=============================================================================

Plan assets at fair value                                $289,164    $394,233
Projected obligation for service rendered
 to date                                                 (387,910)   (509,661)
-----------------------------------------------------------------------------
Projected benefit obligation in excess of
 plan assets                                              (98,746)   (115,428)
Unrecognized prior service cost                            13,328       8,139
Unrecognized net loss                                      67,361      75,352
Unrecognized net obligation                                 8,998       9,932
Minimum liability adjustment (b)                          (22,849)          0
-----------------------------------------------------------------------------
  Net pension liability                                  $(31,908)   $(22,005)
=============================================================================

(b) Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (SFAS 87), requires the recognition of an additional minimum liability for the excess of accumulated benefits over the fair value of plan assets and accrued pension costs. In accordance with SFAS 87 we recorded an additional minimum liability and corresponding intangible asset of $23 million on our consolidated balance sheet at December 31, 1994.

We used the following assumptions for calculating the plan's year-end funded status:
                                                             1994        1993
------------------------------------------------------------------------------
Discount rate                                                8.25%       7.00%
Compensation increase rate                                   3.90%       4.50%
------------------------------------------------------------------------------

We also provide defined contribution 401(k) plans for substantially all our employees. We match a percentage of employees' voluntary contributions to the plans, which amounted to $8 million in 1994, $7 million in 1993 and $5 million in 1992.

2.  Other Postretirement Benefits

In addition to pension benefits, we also currently provide health care and other benefits to our retired employees who meet certain age and years of service eligibility requirements. In 1993 we adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). This requires us to record a liability during the working years of employees for the expected costs of providing their postretirement benefits other than pensions (PBOPs). Prior to 1993 our policy was to record the cost of PBOPs when paid. Our transition obligation upon adopting this standard was approximately $183 million, which we elected to recognize over 20 years as permitted by SFAS 106.

Our 1992 settlement agreement provides us with a phase-in of a portion of the higher PBOP costs incurred under SFAS 106 and allows us to defer the additional costs in excess of the phase-in amounts to the extent that we fund an external trust. Our funding policy is to contribute 100% of postretirement benefit costs to external trusts. Accordingly, we recorded expenses of $17 million in 1994 and $15 million in 1993, reflecting the amount of current cost recovery from customers, and deferred the net costs in excess of amounts expensed for future recovery. Net deferred costs amounted to $16 million and $10 million at December 31, 1994 and 1993, respectively.

Net postretirement benefits cost consisted of the following components:
                                                     years ended December 31,
(in thousands)                                               1994        1993
-----------------------------------------------------------------------------
Current service cost - benefits earned                    $ 4,978     $ 4,351
Interest cost on accumulated benefit obligation            13,632      14,286
Actual return on plan assets                                 (187)          0
Amortization of transition obligation                       9,151       9,151
Net amortization and deferral                              (2,581)          0
-----------------------------------------------------------------------------
  Net postretirement benefits cost                        $24,993     $27,788
-----------------------------------------------------------------------------

                                       36

We used the following assumptions for calculating postretirement benefits cost:
                                                             1994        1993
-----------------------------------------------------------------------------
Discount rate                                                 7.0%        8.0%
Expected long-term rate of return on assets                   9.0%        9.0%
Health care cost trend rate                                   9.0%       12.5%
------------------------------------------------------------------------------

The health care cost trend rate is assumed to decrease by one percent each year beginning in 1995 to 5% in 1998 and years thereafter. Changes in the health care cost trend rate will affect our cost and obligation amounts. A one percent increase in the assumed health care cost trend rate would increase the total service and interest cost components by 20% and would increase the accumulated benefit obligation at December 31, 1994 by 18%.

The postretirement benefits program's funded status was as follows:
                                                                 December 31,
(in thousands)                                        1994               1993
-----------------------------------------------------------------------------
Trust assets at fair value                       $  33,300          $  18,016
Accumulated obligation for service
 rendered to date from:
  Retirees                               $(93,960)         $(75,216)
  Active employees eligible to retire     (31,159)          (64,880)
  Active employees not eligible to retire (51,545)(176,664) (73,285) (213,381)
-----------------------------------------------------------------------------
Accumulated benefit obligation in excess
 of trust assets                                  (143,364)          (195,365)
Unrecognized prior service cost                    (19,502)                 0
Unrecognized net (gain)/loss                        (1,849)            21,497
Unrecognized transition obligation                 164,715            173,868
-----------------------------------------------------------------------------
  Net postretirement benefits liability          $       0          $       0
=============================================================================

The weighted average discount rates we used to measure the accumulated benefit obligation were 8.25% in 1994 and 7.0% in 1993. The trust assets consist of equities, bonds and money market funds.

3.  Postemployment Benefits

In 1994 we adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112). This required us to record a liability for the estimated costs of providing postemployment benefits. Postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents consist primarily of disability-related benefits, including workers' compensation. We previously recognized the costs of these benefits primarily as claims were paid. The adoption of SFAS 112 did not have a material effect on our results of operations.

Note F. Eminent Domain Taking

In November 1994 a Norfolk Superior Court ruling against the Massachusetts Metropolitan District Commission (MDC) became effective, providing us with an additional $5.7 million gain on an eminent domain land taking case. We had filed suit against the MDC in 1992 related to the eminent domain taking of certain of our property in 1989.

Note G. Cancelled Nuclear Unit

In May 1982 we began to expense the cost of our cancelled Pilgrim 2 nuclear unit over approximately eleven and one-half years in accordance with an order received from state regulators. We did not expense any of these costs in 1993. The remaining balance of $19 million was fully expensed in 1994 as allowed by our state regulators in our 1992 settlement agreement.

Note H.  Capital Stock and Indebtedness

Capital Stock
                                                                  December 31,
(dollars in thousands, except per share amounts)      1994      1993      1992
------------------------------------------------------------------------------
Common stock equity:
Common stock, par value $1 per share,
 100,000,000 shares authorized; 45,535,477,
 45,129,227 and 44,763,055  shares issued and
 outstanding:                                     $ 45,535  $ 45,129  $ 44,763
Premium on common stock                            622,803   612,653   602,196
Retained earnings                                  247,004   218,292   192,948
Surplus invested in plant                              405       405       405
------------------------------------------------------------------------------
     Total common stock equity                    $915,747  $876,479  $840,312
==============================================================================

Cumulative preferred stock:
Par value $100 per share, 2,890,000 shares
 authorized; issued and outstanding:
     Non-mandatory redeemable series:
                 Current Shares    Redemption
     Series      Outstanding       Price/Share
------------------------------------------------------------------------------
      4.25%       180,000           $103.625      $ 18,000  $ 18,000  $ 18,000
      4.78%       250,000           $102.800        25,000    25,000    25,000
      7.75%       400,000               -           40,000    40,000         0
      8.25%       400,000               -           40,000    40,000    40,000
      8.88%             0               -                0         0    40,000
------------------------------------------------------------------------------
       Total non-mandatory redeemable series      $123,000  $123,000  $123,000
==============================================================================

     Mandatory redeemable series:
                 Current Shares
     Series      Outstanding
------------------------------------------------------------------------------
      7.27%       460,000                         $ 46,000  $ 48,000  $ 48,000
      8.00%       500,000                           50,000    50,000    50,000
------------------------------------------------------------------------------
     Total mandatory redeemable series              96,000    98,000    98,000
     Less:  due within one year                      2,000     2,000         0
------------------------------------------------------------------------------
       Total mandatory redeemable series, net     $ 94,000  $ 96,000  $ 98,000
==============================================================================

Dividends Declared per Share
Common stock                                      $  1.775  $  1.715  $  1.655
Preferred stock:
       4.25% series                               $  4.250  $  4.253  $  4.250
       4.78% series                                  4.780     4.785     4.780
       7.27% series                                  7.270     7.270     7.270
       7.75% series                                  7.750     5.707         0
       8.00% series                                  8.000     8.000     8.000
       8.25% series                                  8.250     8.250     5.278
       8.88% series                                      0     2.220     8.880
Preference stock:
       $1.46 series                               $      0  $      0  $  0.365

Indebtedness
                                                                  December 31,
(dollars in thousands)                                  1994              1993
------------------------------------------------------------------------------
Long-term debt:

First mortgage bonds:
      Series S, variable rate, due 2002           $        0        $   25,000
      Series U, 10.250%, due 2014                          0            15,000
------------------------------------------------------------------------------
  Total first mortgage bonds                               0            40,000
------------------------------------------------------------------------------

Sewage facility revenue bonds                         36,300            36,300
 Less: due within one year                               600                 0
 Less: funds held by trustee                           4,083             3,803
------------------------------------------------------------------------------
  Net long-term sewage facility revenue bonds         31,617            32,497
------------------------------------------------------------------------------

Debentures:
      8.875%, due 1995                               100,000           100,000
      5.125%, due 1996                               100,000           100,000
      5.700%, due 1997                               100,000           100,000
      5.950%, due 1998                               100,000           100,000
      6.800%, due 2000                                65,000            65,000
      6.050%, due 2000                               100,000           100,000
      6.800%, due 2003                               150,000           150,000
      9.875%, due 2020                               100,000           100,000
      9.375%, due 2021                               115,000           125,000
      8.250%, due 2022                                60,000            60,000
      7.800%, due 2023                               200,000           200,000
------------------------------------------------------------------------------
  Total debentures                                 1,190,000         1,200,000
  Less:  due within one year                         100,000                 0
------------------------------------------------------------------------------
  Net long-term debentures                         1,090,000         1,200,000
------------------------------------------------------------------------------
Massachusetts Industrial Finance Agency bonds:
      5.750%, due 2014                                15,000                 0
------------------------------------------------------------------------------
        Total long-term debt                      $1,136,617        $1,272,497
==============================================================================
Short-term debt:

Notes payable:
      Bank loans                                  $   80,786        $  106,501
      Commercial paper                               134,000            97,650
------------------------------------------------------------------------------
        Total notes payable                       $  214,786        $  204,151
==============================================================================

1.  Common Stock

Since December 31, 1991, we issued the following shares of common stock:
                                             Number        Total    Premium on
(in thousands)                            of Shares    Par Value  Common Stock
------------------------------------------------------------------------------
Balance December 31, 1991                    42,047      $42,047      $536,567
     Dividend reinvestment plan                 416          416         9,658
     New issue (a)                            2,300        2,300        55,971
------------------------------------------------------------------------------
Balance December 31, 1992                    44,763       44,763       602,196
     Dividend reinvestment plan                 366          366        10,457
------------------------------------------------------------------------------
Balance December 31, 1993                    45,129       45,129       612,653
     Dividend reinvestment plan (b)             406          406        10,150
------------------------------------------------------------------------------
Balance December 31, 1994                    45,535      $45,535      $622,803
==============================================================================

(a) We used the net proceeds of the 1992 common stock issuance to reduce short-term debt.

(b) At December 31, 1994, the remaining authorized common shares reserved for future issuance under the Dividend Reinvestment and Common Stock Purchase Plan were 2,408,920 shares.

2.  Cumulative Non-Mandatory Redeemable Preferred Stock

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

3.  Cumulative Mandatory Redeemable Preferred Stock

The 460,000 shares of our 7.27% sinking fund series cumulative preferred stock are currently redeemable at our option at $103.88. The redemption price declines annually each May to par value in May 2002. The stock is subject to a mandatory sinking fund requirement of 20,000 shares each May at par plus accrued dividends. We also have the non-cumulative option each May to redeem additional shares, not to exceed 20,000, through the sinking fund at $100 per share plus accrued dividends.

We are not able to redeem any part of our 500,000 shares of 8% series cumulative preferred stock prior to December 2001. The entire series is subject to mandatory redemption in December 2001 at $100 per share, plus accrued dividends.

4.  Long-Term Debt

The aggregate principal amounts of our debentures and sewage facility revenue bonds (including sinking fund requirements) due are $100.6 million in 1995, $101.6 million per year in 1996 through 1998 and $1.6 million in 1999.

In February 1993 we issued $65 million of 6.80% debentures due in 2000. We used the proceeds of this issue to reduce short-term debt. These debentures are not redeemable prior to maturity.

In March 1993 we issued $650 million of debentures and used the proceeds to retire ten series of first mortgage bonds and reduce short-term debt. The debentures were issued in five separate series with interest rates ranging from 5.125% to 7.8% and maturing between 1996 and 2023. The 5 1/8% debentures due 1996, 5.70% due 1997, 5.95% due 1998 and 6.80% due 2003 are not redeemable prior to maturity. The 7.80% debentures due 2023 are first redeemable in March 2003 at a redemption price of 103.73%. The redemption price decreases annually each March to par value in March 2013. There is no sinking fund requirement for any series of these debentures.

In August 1993 we issued $100 million of 6.05% debentures due in 2000. We used the proceeds from this sale to reduce short-term debt. These debentures are not redeemable prior to maturity and have no sinking fund requirements.

In March 1994 the Massachusetts Industrial Finance Agency, on our behalf, issued $15 million of 5.75% tax-exempt unsecured bonds due in 2014. The bonds are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006. The proceeds from this issuance together with sufficient other funds were used to fully redeem the Series U first mortgage bonds.

We redeemed at par the $25 million variable rate Series S first mortgage bonds in 1994. These bonds paid interest at 9.2% for the period January 15, 1993 through January 14, 1994. The rate was adjusted to 8.2% beginning January 15, 1994 based upon the ten-year constant maturity Treasury rate as published by the Federal Reserve Board.

As a result of the redemption of all outstanding first mortgage bonds, the Indenture of Trust and First Mortgage that had mortgaged substantially all our property since 1940 was terminated in November 1994.

Sewage facility revenue bonds were issued by Harbor Electric Energy Company
(HEEC), a wholly-owned subsidiary. The bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature in the years 1995-2015. The weighted average interest rate of the bonds is 7.3%. A portion of the proceeds from the bonds is in reserve with the trustee. If HEEC should have insufficient funds to pay certain costs on a timely basis or be unable to meet certain net worth requirements, we would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $7 million.

5.  Short-Term Debt

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

Information regarding our short-term borrowings, comprised of bank loans and commercial paper is as follows:
(in thousands of dollars)                            1994      1993      1992
-----------------------------------------------------------------------------
Maximum short-term borrowings                    $268,100  $320,000  $314,998
Weighted average amount outstanding              $214,640  $220,149  $233,286
Weighted average interest rates, excluding
 commitment fees                                      4.5%      3.4%      4.1%
------------------------------------------------------------------------------

NOTE I.  FAIR VALUE OF SECURITIES

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

Nuclear decommissioning trust
The cost of $82.8 million approximates fair value based on quoted market prices of securities held.

Cash and cash equivalents
The carrying amount of $6.8 million approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock, sewage facility revenue bonds and unsecured debt

The fair values of these securities are based upon the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 1994 are as follows:
                                                          Carrying        Fair
(in thousands)                                              Amount       Value
------------------------------------------------------------------------------
Mandatory redeemable cumulative preferred stock         $   96,000  $   93,780
Sewage facility revenue bonds                               36,300      37,037
Unsecured debt                                           1,205,000   1,111,317
------------------------------------------------------------------------------

NOTE J. NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, became effective in 1994. This statement did not have a material effect on our consolidated financial statements.

NOTE K. COMMITMENTS AND CONTINGENCIES

1.  Capital Commitments

At December 31, 1994, we had estimated contractual obligations for plant and equipment of approximately $50 million.

2.  Lease Commitments

We have leases for certain facilities and equipment. Our estimated minimum rental commitments under both noncancellable leases and transmission agreements for the years after 1994 are as follows:

(in thousands)
------------------------------------------------------
1995                                          $ 26,540
1996                                            24,305
1997                                            21,396
1998                                            19,438
1999                                            17,794
Years thereafter                               127,646
------------------------------------------------------
     Total                                    $237,119
======================================================

We will capitalize a portion of these lease rentals as part of plant expenditures in the future. Our total expense for both lease rentals and transmission agreements was $27 million in 1994 and $30 million in 1993 and 1992, net of capitalized expenses of $4 million in 1994 and $5 million in 1993 and 1992.

3.  Hydro-Quebec

We have an approximately 11% equity ownership interest in two companies which own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada, which is included in our consolidated financial statements. As an equity participant we are required to guarantee, in addition to our own share, the total obligations of those participants who do not meet certain credit criteria and are compensated accordingly. At December 31, 1994, our portion of these guarantees was approximately $21 million.

4.  Yankee Atomic Electric Company

We have a 9.5% stock investment of approximately $2.5 million in Yankee Atomic Electric Company (Yankee Atomic). In 1992 the Board of Directors of Yankee Atomic decided to permanently discontinue power operation of the Yankee Atomic nuclear generating station and decommission the facility. We relied on Yankee Atomic for less than one percent of our system capacity under a long-term purchased power contract.

In 1993 Yankee Atomic received approval from federal regulators to continue to collect its investment and decommissioning costs through July 2000, the period of the plant's operating license. The estimate of our share of Yankee Atomic's investment and costs of decommissioning is approximately $39 million as of December 31, 1994. This estimate is recorded on our consolidated balance sheet as a power contract liability and an offsetting regulatory asset as we continue to collect these costs from our customers in accordance with our 1992 settlement agreement.

5.  Nuclear Insurance

The federal Price-Anderson Act currently provides approximately $8.9 billion of financial protection for public liability claims and legal costs arising from a single nuclear-related accident. The first $200 million of nuclear liability is covered by commercial insurance. Additional nuclear liability insurance up to approximately $8.3 billion is provided by a retrospective assessment of up to $75.5 million per incident levied on each of the 110 units licensed to operate in the United States, with a maximum assessment of $10 million per reactor per accident in any year. The additional nuclear liability insurance amount may change as existing units give up their licenses. In addition to the nuclear liability retrospective assessments, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional five percent of the maximum retrospective assessment.

We have purchased insurance from Nuclear Electric Insurance Limited (NEIL) to cover some of the costs to purchase replacement power during a prolonged accidental outage at Pilgrim Station and the cost of repair, replacement, decontamination or decommissioning of our utility property resulting from covered incidents at Pilgrim Station. Our maximum potential total assessment for losses which occur during current policy years is approximately $14.8 million under both the replacement power and excess property damage, decontamination and decommissioning policies. All companies insured with NEIL are subject to retroactive assessments if losses are in excess of the total funds available to NEIL. While assessments may also be made for losses in certain prior policy years, we are not aware of any losses in those years which we believe are likely to result in an assessment.

6.  Litigation

In 1991 we were named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by our 1988 reduction in force. Legal counsel continues to vigorously defend this case. Based on the information presently available we do not expect that this litigation or certain other legal matters in which we are currently involved will have a material impact on our financial condition. However, an unfavorable decision ordered against us could have a material impact on our results of a reporting period.

7.  Hazardous Waste

We own or operate 48 properties where hazardous materials were released in the past. We are required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and are continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of ten multi-party hazardous waste sites in Massachusetts and other states where we are alleged to have generated, transported or disposed of hazardous waste at the sites.
At the majority of these sites we are one of many potentially responsible parties and we currently expect to have only a small percentage of the potential liability. Through December 31, 1994, we have accrued approximately $7 million related to our cleanup liabilities. We are unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on our assessments of the specific site circumstances, we do not expect any such additional costs to have a material impact on our financial condition. However, additional provisions for cleanup costs could have a material impact on our results of a reporting period.

Note L. Long-Term Power Contracts

1.  Long-Term Contracts for the Purchase of Electricity

We purchase electric power under several long-term contracts for which we pay a share of the generating unit's capital and fixed operating costs through the contract expiration date. The total cost of these contracts is included in purchased power expense in our consolidated income statements. Information relating to these contracts as of December 31, 1994 is as follows:

                                            proportionate share (in thousands)
                                            ----------------------------------
                             Units of       1994  1994 Interest           Debt
                  Contract   Capacity    Minimum     Portion of    Outstanding
                Expiration  Purchased(a)    Debt        Minimum  Through Cont.
Generating Unit       Date   %       MW  Service   Debt Service      Exp. Date
------------------------------------------------------------------------------
Canal Unit 1         2001   25.0    140  $   796        $   321        $ 1,928
Mass. Bay Trans-
 portation
 Authority           2005  100.0     34      (b)            (b)            (b)
Connecticut Yankee
 Atomic              2007    9.5     55    2,607          1,695         14,678
Ocean State Power -
 Unit 1              2010   23.5   67.5    5,072          3,653         21,563
Ocean State Power -
 Unit 2              2011   23.5   67.5    4,266          3,223         18,316
Northeast Energy
 Associates           (c)     (c)   219      (c)            (c)            (c)
L'Energia            2013   73.0     64      (d)            (d)            (d)
MassPower (e)        2013   44.3    117   12,642          8,088         86,538
------------------------------------------------------------------------------
     Total                          764  $25,383        $16,980       $143,023
==============================================================================


(a) The Northeast Energy Associates contract represents 6.4% of our total system generation capability. The remaining units listed above represent 15.9% in total.

(b) We are required to pay the greater of $22.00 per kilowatt-year or 90% of the New England Power Pool capability responsibility adjustment charge up to $63.00 per kilowatt-year times the qualified capacity (currently rated at 34MW) plus incremental operating, maintenance and fuel costs. The total charges for this contract in 1994 were approximately $2 million.

(c) We purchase approximately 75.5% of the energy output of this unit under two contracts. One contract represents 135MW and expires in the year 2015. The other contract is for 84MW and expires in 2010. We pay for this energy based on a price per kWh actually received. We do not pay a proportionate share of the unit's capital and fixed operating costs. The total charges for these contracts in 1994 were approximately $119 million.

(d) We pay for this energy based on a price per kWh actually received. The total charges under this contract for 1994 were approximately $31 million.

 (e) The MassPower contract started in January 1994. Payments are based on a stipulated price per MW rating of the unit subject to the unit maintaining a twelve month average availability of at least 90%.
     Payments are adjusted proportionately if the twelve month average is below 90%. If the twelve month average is less than 10% no payment is required. Total charges for this contract in 1994 were approximately $47 million.



Our total fixed and variable costs for these contracts in 1994, 1993 and 1992 were approximately $286 million, $225 million and $217 million, respectively. Our minimum fixed payments under these contracts for the years after 1994 are as follows:

(in thousands)
------------------------------------------------------
1995                                        $  105,574
1996                                           108,187
1997                                           105,622
1998                                           109,837
1999                                           108,196
Years thereafter                             1,318,008
------------------------------------------------------
     Total                                  $1,855,424
======================================================
Total present value                         $  928,594
======================================================


2.  Long-Term Power Sales

In addition to our power sales to five wholesale customers, we sell a percentage of Pilgrim Station's output to other utilities under long-term contracts. Information relating to these contracts is as follows:

                                      Contract
                                    Expiration          Units of Capacity Sold
                                                        ----------------------
Contract Customer                         Date           %                  MW
------------------------------------------------------------------------------
Commonwealth Electric Company             2012          11.0              73.7
Montaup Electric Company                  2012          11.0              73.7
Various municipalities                    2000(a)        3.7              25.0
------------------------------------------------------------------------------
     Total                                              25.7             172.4
==============================================================================

(a)  Subject to certain adjustments.

Under these contracts, the utilities pay their proportional share of the costs of operating Pilgrim Station and associated transmission facilities. These costs include operation and maintenance expenses, insurance, local taxes, depreciation, decommissioning and a return on capital.

Selected Consolidated Quarterly Financial Data (Unaudited)
 (in thousands, except earnings per share)
                                                        Balance
                                                      Available       Earnings
                  Operating   Operating         Net  for Common    Per Average
                   Revenues      Income      Income       Stock   Common Share
------------------------------------------------------------------------------
1994
First quarter      $377,449     $45,795     $19,812     $15,850          $0.35
Second quarter      368,655      50,395      23,982      20,031           0.44
Third quarter       449,094      96,599      70,182      66,256           1.46
Fourth quarter      353,356      34,034      11,046       7,120           0.16

1993

First quarter      $354,752     $41,722     $15,452     $11,377          $0.25
Second quarter      346,074      49,282      22,829      19,125           0.43
Third quarter       436,024      96,319      70,015      66,053           1.47
Fourth quarter      345,403      37,996       9,922       5,958           0.13


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

                                   Part III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
(a)   Identification of Directors
---------------------------------

See "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive proxy statement dated March 27, 1995, incorporated herein by reference.

(b)  Identification of Executive Officers
-----------------------------------------

The information required by this item is included at the end of Part I of this Form 10-K under the caption Executive Officers of the Registrant.

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under "Stock Ownership by Directors and Executive Officers" on pages 4 through 5 of the definitive proxy statement dated March 27, 1995, incorporated herein by reference.

(c)  Identification of Certain Significant Employees
----------------------------------------------------

Not applicable.

(d)  Family Relationships
-------------------------

Not applicable.

(e)  Business Experience
------------------------

For information relating to the business experience during the past five years and other directorships (of companies subject to certain SEC requirements) held by each person nominated to be a director, see "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive proxy statement dated March 27, 1995, incorporated herein by reference.

For information relating to the business experience during the past five years of each person who is an executive officer, see Executive Officers of the Registrant in this Form 10-K.

(f)  Involvement in Certain Legal Proceedings
---------------------------------------------

Not applicable.

(g)  Promoters and Control Persons
----------------------------------

Not applicable.

Item 11.  Executive Compensation
--------------------------------

See "Director and Executive Compensation" on pages 5 through 11 of the definitive proxy statement dated March 27, 1995, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
----------------------------------------------------

To the knowledge of management, no person owns beneficially more than five percent of the outstanding voting securities of the Company.

(b)  Security Ownership of Management
-------------------------------------

See "Stock Ownership by Directors and Executive Officers" on pages 4 through 5 of the definitive proxy statement dated March 27, 1995, incorporated herein by reference.

(c)  Changes in Control
-----------------------

Not applicable.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) Exhibits and Consolidated Financial Statement Schedules             Page
-----------------------------------------------------------             ----
Consolidated Statements of Income for the three years ended
December 31, 1994, 1993 and 1992                                        27

Consolidated Statements of Retained Earnings for the three
years ended December 31, 1994, 1993 and 1992                            27

Consolidated Balance Sheets as of December 31, 1994 and 1993            28

Consolidated Statements of Cash Flows for the three years
ended December 31, 1994, 1993 and 1992                                  29

Notes to Consolidated Financial Statements                              30

Selected Consolidated Quarterly Financial Data (Unaudited)              47

Report of Independent Accountants                                       61

Financial statement schedules have been omitted as they are either not required or not applicable.

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 3     Articles of Incorporation and By-Laws
---------     -------------------------------------
Incorporated herein by reference:
      3.1     Restated Articles of Organization           3.1  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1994


      3.2     Boston Edison Company Bylaws                3.1  1-2301
              April 19, 1977, as amended                       Form 10-Q
              January 22, 1987, January 28, 1988,              for the
              May 24, 1988 and November 22, 1989               quarter ended
                                                               June 30, 1990


Exhibit 4     Instruments Defining the Rights of
---------     ----------------------------------
              Security Holders, Including Indentures
              --------------------------------------

Incorporated herein by reference:

      4.1     Medium-Term Notes Series A - Indenture      4.1  1-2301
              dated September 1, 1988, between                 Form 10-Q
              Boston Edison Company and Bank of                for the
              Montreal Trust Company                           quarter ended
                                                               September 30,
                                                               1988


      4.1.1   First Supplemental Indenture                4.1  1-2301
              dated June 1, 1990 to                            Form 8-K
              Indenture dated September 1, 1988                dated
              with Bank of Montreal Trust Company -            June 28, 1990
              9 7/8% debentures due June 1, 2020

      4.1.2   Votes of the Pricing Committee of the       4.1  1-2301
              Board of Directors of Boston Edison              Form 10-Q
              Company taken December 11, 1990 re               for the
              8 7/8% debentures due December 15, 1995          quarter ended
                                                               March 31, 1991

      4.1.3   Indenture of Trust and Agreement among   4.1.26  1-2301
              the City of Boston, Massachusetts                Form 10-K
              (acting by and through its Industrial            for the
              Development Financing Authority) and             year ended
              Harbor Electric Energy Company and               December 31,
              Shawmut Bank, N.A., as Trustee, dated            1991
              November 1, 1991

                                                      Exhibit  SEC Docket
                                                      -------  ----------

      4.1.4   Votes of the Pricing Committee of the    4.1.27  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken August 5, 1991 re                  for the
              9 3/8% debentures due August 15, 2021            year ended
                                                               December 31,
                                                               1991


      4.1.5   Revolving Credit Agreement dated         4.1.24  1-2301
              February 12, 1993                                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992


      4.1.6   Votes of the Pricing Committee of the    4.1.25  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken September 10, 1992 re              for the
              8 1/4% debentures due September 15, 2022         year ended
                                                               December 31,
                                                               1992


      4.1.7   Votes of the Pricing Committee of the    4.1.26  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken January 27, 1993 re                for the
              6.80% debentures due February 1, 2000            year ended
                                                               December 31,
                                                               1992


      4.1.8   Votes of the Pricing Committee of the    4.1.27  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken March 5,1993 re                    for the
              5 1/8% debentures due March 15, 1996,            year ended
              5.70% debentures due March 15, 1997,             December 31,
              5.95% debentures due March 15, 1998,             1992
              6.80% debentures due March 15, 2003,
              7.80% debentures due March 15, 2023


      4.1.9   Votes of the Pricing Committee of the    4.1.28  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken August 18, 1993 re                 for the
              6.05% debentures due August 15, 2000             year ended
                                                               December 31,
                                                               1993

The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of the Company's total assets.



                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 10    Material Contracts
----------    ------------------

Incorporated herein by reference:
      10.1    Key Executive Benefit Plan                10.13  1-2301
              (1982 Form of Agreement)                         Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992


    10.1.1    Amendment to Key Executive Benefit       10.4.1  1-2301
              Plan dated February 1, 1986                      Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1985


    10.1.2    Key Executive Benefit Plan                 10.1  1-2301
              Standard Form of Agreement, May                  Form 10-Q
              1986                                             for the
                                                               quarter ended
                                                               June 30, 1986


    10.1.3    Key Executive Benefit Plan               10.3.1  1-2301
              Standard Form of Agreement, May                  Form 10-K
              1986, with modifications                         for the
                                                               year ended
                                                               December 31,
                                                               1991


      10.2    Executive Annual Incentive                 10.5  1-2301
              Compensation Plan                                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1988


      10.3    1991 Director Stock Plan                   10.1  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               March 31, 1991

                                                      Exhibit  SEC Docket
                                                      -------  ----------
      10.4    Boston Edison Company Deferred            10.11  1-2301
              Fee Plan dated January 1, 1990                   Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992


      10.5    Deferred Compensation Trust               10.10  1-2301
              between Boston Edison Company                    Form 10-K
              and State Street Bank and                        for the
              Trust Company dated                              year ended
              February 2, 1993                                 December 31,
                                                               1992


      10.6    Directors Retirement Benefit             10.8.1  1-2301
              (1993 Plan)                                      Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1993


Filed herewith:

    10.5.1    Amendment No. 1 to Deferred
              Compensation Trust dated
              March 31, 1994


      10.7    Description of Supplemental Fee
              Arrangement for Certain Directors



      10.8    Performance Share Plan, Amendment
              and Restatement dated
              October 24, 1994


      10.9    Boston Edison Company Deferred
              Compensation Plan, Amendment and
              Restatement dated January 31, 1995


     10.10    Employment Agreement applicable to
              Ronald A. Ledgett dated April 30, 1987


                                                      Exhibit  SEC Docket
                                                      -------  ----------

     10.11    Description of Compensation
              Arrangement with Bernard W.
              Reznicek dated June 23, 1994

Exhibit 12    Statement re Computation of Ratios
----------    ----------------------------------

Filed herewith:
      12.1    Computation of Ratio of Earnings
              to Fixed Charges for the Year
              Ended December 31, 1994


      12.2    Computation of Ratio of Earnings
              to Fixed Charges and Preferred Stock
              Dividend Requirements for the Year
              Ended December 31, 1994


Exhibit 18    Letter re Change in Accounting Principle
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


Exhibit 21    Subsidiaries of the Registrant
----------    ------------------------------
      21.1    Harbor Electric Energy Company
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Edison Company


      21.2    Boston Energy Technology Group, Inc.
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Edison Company


      21.3    Ener-G-Vision, Inc. (incorporated
              in Massachusetts), a wholly-owned
              subsidiary of Boston Energy
              Technology Group, Inc.


      21.4    TravElectric Services Corporation
              (incorporated in Massachusetts),
              a wholly-owned subsidiary of Boston
              Energy Technology Group, Inc.

                                                      Exhibit  SEC Docket
                                                      -------  ----------
      21.5    REZ-TEK International Corporation
              (incorporated in Massachusetts),
              a majority-owned subsidiary of
              Boston Energy Technology Group, Inc.


      21.6    Coneco Corporation (incorporated
              in Massachusetts), a majority-owned
              subsidiary of Boston Energy
              Technology Group, Inc.


Exhibit 23    Consent of Independent Accountants
----------    ----------------------------------

Filed herewith:
      23.1    Consent of Independent Accountants
              to incorporate by reference their
              opinion included with this Form
              10-K in the Form S-3 Registration
              Statements filed by the Company on
              September 14, 1990 (File No.
              33-36824), February 3, 1993 (File
              No. 33-57840) and in the Form S-8
              Registration Statements filed by
              the Company on October 10, 1985
              (File No. 33-00810), July 28, 1986
              (File No. 33-7558), December 31,
              1990 (File No. 33-38434), June 5,
              1992 (33-48424 and 33-48425) and
              March 17, 1993 (33-59662 and
              33-59682).


Exhibit 27    Financial Data Schedule
----------    -----------------------

Filed herewith:
      27.1    Schedule UT



Exhibit 99    Additional Exhibits
----------    -------------------

Incorporated herein by reference:
      99.1    DPU Settlement Agreement with              28.1  1-2301
              Boston Edison Company dated                      Form 8-K
              October 3, 1989                                  dated
                                                               October 3, 1989

                                                      Exhibit  SEC Docket
                                                      -------  ----------
      99.2    Settlement Agreement between Boston        28.1  1-2301
              Edison Company and Commonwealth                  Form 8-K
              Electric Company, Montaup Electric               dated
              Company and the Municipal                        December 21,
              Light Department of the Town of                  1989
              Reading, Massachusetts, dated
              January 5, 1990


      99.3    Pilgrim Outage Case Settlement between     28.2  1-2301
              Boston Edison Company and Reading                Form 8-K
              Municipal Light Department regarding             dated
              Contract Demand Rate, dated December             December 21,
              21, 1989                                         1989


      99.4    Settlement Agreement Between Boston        28.2  1-2301
              Edison Company and City of Holyoke               Form 10-Q
              Gas and Electric Department et. al.,             for the
              dated April 26, 1990                             quarter ended
                                                               March 31, 1990


      99.5    Information required by SEC Form                 1-2301
              11-K for certain Company employee                Form 10-K/A
              benefit plans for the years ended                Amendment to
              December 31, 1993, 1992 and 1991                 Form 10-K for
                                                               the year ended
                                                               December 31,
                                                               1993 and Form 8
                                                               Amendments to
                                                               Form 10-K for
                                                               the years ended
                                                               December 31,
                                                               1992 and 1991,
                                                               dated June 30,
                                                               1994, June 29,
                                                               1993 and
                                                               June 26, 1992,
                                                               respectively


      99.6    DPU Settlement Agreement with              28.2  1-2301
              Boston Edison Company, dated                     Form 10-Q
              October 23, 1992                                 for the
                                                               quarter ended
                                                               September 30,
                                                               1992

(b)  Reports on Form 8-K
------------------------

There were no Form 8-K's filed during the fourth quarter of 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOSTON EDISON COMPANY



                                   By:  /s/ Charles E. Peters, Jr.
                                        --------------------------
                                            Charles E. Peters, Jr.
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)



                                   Date:  March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March 1995.

/s/ Thomas J. May                             Chairman of the Board and Chief
---------------------------                   Executive Officer
    Thomas J. May

/s/ George W. Davis                           President and Chief Operating
---------------------------                   Officer and Director
    George W. Davis

/s/ Robert J. Weafer, Jr.                     Vice President, Controller and
---------------------------                   Chief Accounting Officer
    Robert J. Weafer, Jr.

/s/ William F. Connell                        Director
---------------------------
    William F. Connell

/s/ Gary L. Countryman                        Director
---------------------------
    Gary L. Countryman

---------------------------                   Director
    Thomas G. Dignan, Jr.

---------------------------                   Director
    Charles K. Gifford

/s/ Nelson S. Gifford                         Director
---------------------------
    Nelson S. Gifford

/s/ Kenneth I. Guscott                        Director
---------------------------
    Kenneth I. Guscott

/s/ Matina S. Horner                          Director
---------------------------
    Matina S. Horner

/s/ Sherry H. Penney                          Director
---------------------------
    Sherry H. Penney

/s/ Bernard W. Reznicek                       Director
---------------------------
    Bernard W. Reznicek

/s/ Herbert Roth, Jr.                         Director
---------------------------
    Herbert Roth, Jr.

---------------------------                   Director
    Stephen J. Sweeney

---------------------------                   Director
    Paul E. Tsongas


                     Report of Independent Accountants


To the Stockholders and Directors of Boston Edison Company:


We have audited the consolidated financial statements of Boston Edison Company and subsidiaries (the Company) listed in Item 14(a) of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 26, 1995