Form 10-Q
period 1995-03-31
BOSTON EDISON CO
filed 1995-05-09
CIK 13372

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995

or

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


Yes     x    No
      -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at March 31, 1995
- -----                                          -----------------------------
Common Stock, $1 par value                     45,642,022 shares

Part I - Financial Information
Item 1.  Financial Statements
- -----------------------------

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)
                                                 March 31,    December 31,
                                                     1995            1994
                                               ----------      ----------
Assets
- ------
Utility plant in service, at original cost     $4,136,495      $4,074,810
  Less: accumulated depreciation                1,378,378       1,344,452
                                               ----------      ----------
                                                2,758,117       2,730,358
Nuclear fuel, net                                  61,505          55,597
Construction work in progress                     120,059         144,048
                                               ----------      ----------
                                                2,939,681       2,930,003
Investments in electric companies, at equity       24,569          24,678
Nuclear decommissioning trust                      87,246          82,831
Current assets:
  Cash and cash equivalents                         4,992           6,822
  Accounts receivable                             191,366         189,382
  Accrued unbilled revenues                        30,099          32,240
  Fuel, materials and supplies,
   at average cost                                 68,341          71,560
  Prepaid expenses and other                       25,093          26,705
                                               ----------      ----------
   Total current assets                           319,891         326,709
Regulatory assets:
  Redemption premiums                              50,964          52,859
  Income taxes, net                                45,089          44,745
  Power contracts                                  36,068          40,277
  Pension and postretirement costs                 21,166          22,761
  Nuclear outage costs                             18,173          17,804
  Other                                            17,260          19,702
                                               ----------      ----------
   Total regulatory assets                        188,720         198,148
Other deferred debits:
  Intangible asset - pension                       22,849          22,849
  Other                                            30,519          31,392
                                               ----------      ----------
   Total assets                                $3,613,475      $3,616,610
                                               ==========      ==========
Capitalization and Liabilities
- ------------------------------
Common stock equity:
  Common stock                                 $  670,968      $  668,338
  Retained earnings                               242,942         247,409
                                               ----------      ----------
   Total common stock equity                      913,910         915,747
Cumulative preferred stock:
  Non-mandatory redeemable series                 123,000         123,000
  Mandatory redeemable series                      94,000          94,000
Long-term debt                                  1,036,447       1,136,617
Current liabilities:
  Long-term debt/preferred stock
   due within one year                            200,100         102,250
  Notes payable                                   264,603         214,786
  Accounts payable                                115,271         139,119
  Interest accrued                                 12,064          24,464
  Dividends payable                                23,558          23,533
  Pension benefits                                 36,449          31,908
  Other                                            60,695          76,615
                                               ----------      ----------
   Total current liabilities                      712,740         612,675
Deferred credits:
  Power contracts                                  36,068          40,277
  Accumulated deferred income taxes               514,444         515,454
  Accumulated deferred investment tax credits      66,025          67,048
  Nuclear decommissioning reserve                  96,118          92,404
  Other                                            20,723          19,388
Commitments and contingencies                           -               -
                                               ----------      ----------
   Total capitalization and liabilities        $3,613,475      $3,616,610
                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             Boston Edison Company
                       Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                               Three Months Ended March 31,
                                                    1995              1994
                                                --------          --------
Operating revenues                              $381,580          $377,449
                                                --------          --------

Operating expenses:
  Fuel                                            40,102            43,844
  Purchased power                                 97,191            89,803
  Other operations and maintenance               107,225           108,163
  Depreciation and amortization                   39,516            39,116
  Amortization of deferred cost of
   cancelled nuclear unit                              0             4,948
  Demand side management programs                 11,604             7,939
  Taxes - property and other                      27,144            26,321
  Income taxes                                    11,790            11,520
                                                --------          --------
    Total operating expenses                     334,572           331,654
                                                --------          --------

Operating income                                  47,008            45,795
Other income, net                                    785               795
                                                --------          --------
Operating and other income                        47,793            46,590
                                                --------          --------

Interest charges:
  Long-term debt                                  25,033            26,042
  Other                                            4,705             2,258
  Allowance for borrowed funds used
   during construction                            (2,147)           (1,522)
                                                --------          --------
    Total interest charges                        27,591            26,778
                                                --------          --------

Net income                                        20,202            19,812

Preferred dividends provided                       3,902             3,962
                                                --------          --------

Balance available for common stock              $ 16,300          $ 15,850
                                                ========          ========

Weighted average common shares outstanding        45,601            45,189
                                                  ======            ======

Earnings per share of common stock                 $0.36             $0.35
                                                   =====             =====

Dividends declared per common share               $0.455            $0.440
                                                  ======            ======








The accompanying notes are an integral part of these financial statements.

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                               Three Months Ended March 31,
                                                     1995             1994
                                                  -------          -------
Operating activities:
  Net income                                      $20,202          $19,812
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   36,317           35,469
    Amortization of nuclear fuel                    6,258            6,081
    Amortization of deferred cost of
     cancelled nuclear unit, net                        0            4,767
    Other amortization                              5,631            5,476
    Deferred income taxes                          (1,621)           2,064
    Investment tax credits                         (1,023)          (1,018)
    Allowance for borrowed funds used during
     construction                                  (2,147)          (1,522)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                                157          (15,932)
    Fuel, materials and supplies                    2,037           (1,820)
    Accounts payable                              (23,848)         (12,317)
    Other current assets and liabilities          (22,142)          11,049
    Other, net                                      5,575           10,793
                                                  -------          -------
Net cash provided by operating activities          25,396           62,902
                                                  -------          -------

Investing activities:
  Plant expenditures (excluding AFUDC)            (38,031)         (34,377)
  Nuclear fuel expenditures                       (10,691)          (1,525)
  Capitalized demand side management
   expenditures                                         0           (5,139)
  Nuclear decommissioning trust investments        (4,415)          (3,714)
  Electric company investments                        109             (348)
                                                  -------          -------
Net cash used by investing activities             (53,028)         (45,103)
                                                  -------          -------

Financing activities:
  Issuances:
    Common stock                                    2,630            2,674
    Long-term debt                                      0           15,000
  Redemptions:
    Preferred stock                                (2,000)               0
    Long-term debt                                      0          (15,000)
  Net change in notes payable                      49,817              849
  Dividends paid                                  (24,645)         (23,819)
                                                  -------          -------
Net cash provided (used) by financing
 activities                                        25,802          (20,296)

Decrease in cash and cash equivalents              (1,830)          (2,497)
Cash and cash equivalents at beginning of year      6,822            8,768
                                                  -------          -------
Cash and cash equivalents at end of period        $ 4,992          $ 6,271
                                                  =======          =======

Cash paid during the period for:
   Interest                                       $42,138          $41,678
   Less: amounts capitalized                        2,147            1,522
                                                  -------          -------
                                                  $39,991          $40,156
                                                  =======          =======

   Income taxes                                   $ 9,875          $ 1,208
                                                  =======          =======



The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
- ------------------------------------------
A)  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1994 Form 10-K Annual Report. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994 and the cash flows for the three months ended March 31, 1995 and 1994. Certain prior year balances have been reclassified to reflect current classifications.

The results of operations for the three months ended March 31, 1995 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (DPU). Accordingly, greater than half of the Company's annual earnings occurs in the third quarter.

B)  Commitments and Contingencies
    -----------------------------
In 1991 the Company was named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by the Company's 1988 reduction in force. Legal counsel continues to vigorously defend this case. Based on the information presently available the Company does not expect that this litigation or certain other legal matters in which the Company is currently involved will have a material impact on its financial condition. However, an unfavorable decision ordered against the Company could have a material impact on the results of a reporting period.

The Company owns or operates 48 properties where hazardous materials were released in the past. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through March 31, 1995, the Company has accrued approximately $7 million related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on its assessments of the specific site circumstances, it does not expect any such additional costs to have a material impact on its financial condition. However, additional provisions for cleanup costs could have a material impact on the results of a reporting period.

C)  Income Taxes
    ------------
The annual estimated effective income tax rate for 1995 and the actual effective income tax rate for 1994 and the reasons for their differences from the statutory federal income tax rate are explained below:

                                                        1995       1994
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.2        4.3
Investment tax credits                                  (1.9)      (2.3)
Reversal of deferred taxes -
 settlement agreement                                     -        (5.5)
Other                                                    0.1       (0.1)
                                                        ----       ----
  Effective tax rate                                    37.4%      31.4%
                                                        ====       ====

Item 2.  Management's Discussion and Analysis
- ---------------------------------------------

Results of Operations
- ---------------------
Earnings per common share for the three months ended March 31, 1995 amounted to $0.36 as compared to $0.35 per common share for the three months ended March 31, 1994. The increase was primarily due to a $29 million annual retail base rate increase effective November 1994, the ending of amortization of deferred cancelled nuclear costs in 1994 and a provision for refunds recorded in 1994. These positive changes were partially offset by a 4.0% decrease in retail electricity sales, primarily caused by milder weather.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 1.1% as follows:

(in thousands)
- ------------------------------------------------------
Retail electric revenues                        $ (753)
Demand side management revenues                  3,635
Wholesale and other revenues                     5,936
Short-term sales revenues                       (4,687)
- ------------------------------------------------------
  Increase in operating revenues                $4,131
======================================================

Retail electric revenues decreased $0.8 million. The 4% decrease in retail kWh sales for the quarter resulted in a $9.6 million decrease in retail revenues. In addition, performance revenues, which vary based on the annual operating performance of Pilgrim Nuclear Power Station, decreased by $1.0 million. These decreases were offset by a $2.4 million increase from the November 1994 base rate increase and a $7.5 million increase from the timing of fuel and purchased power revenues. Performance revenues are expected to increase for the year due to Pilgrim's three month outage in late 1994, which resulted in a lower annual performance than was estimated and reflected in revenues in the first quarter of 1994.

A new annual conservation charge for recovery of demand side management (DSM) program costs was implemented in February 1995. Under the new charge substantially all 1995 program costs will be recovered in the current year. This results in higher DSM revenues and expenses as certain prior year program costs were previously recovered over six years.

The increase in wholesale and other revenues is primarily due to a $5 million provision for refunds recorded in 1994 for certain wholesale and contract customers.

Decreased short-term sales revenues are primarily due to a decrease in short-term power purchase requirements resulting from milder weather conditions in 1995. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses

Total fuel and purchased power expenses increased $4 million. The timing effect of fuel and purchased power cost collection resulted in higher expenses which more than offset the decrease in total fuel and purchased power costs. Fuel expense decreased despite the timing effect primarily due to a 23% decrease in fossil station output. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

In 1994 the Company fully expensed the remaining deferred costs of the cancelled Pilgrim 2 nuclear unit.

The increase in demand side management programs expense is consistent with the increase in DSM revenues. Beginning with the new annual conservation charge implemented in February 1995 DSM costs are recovered and expensed primarily in the year incurred.

Interest charges

Interest charges on long-term debt decreased due to a lower debt balance and a 1994 first mortgage bond refinancing. Other interest charges increased due to higher short-term interest rates and a higher average short-term debt level.

Financial Condition
- -------------------
The Company's 1992 settlement agreement with the DPU limits the annual rate of return on equity during 1995 to 11.75%, excluding any penalties or rewards from performance incentives. The Company's ability to achieve or exceed the 11.75% rate of return on equity is primarily dependent upon its ability to control costs and to earn performance incentives, primarily based on Pilgrim Station's annual capacity factor. Pilgrim's capacity factor for the performance year ending October 1995 is currently expected to be approximately 67%.

Liquidity
- ---------
The Company supplements internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory

Commission (FERC) to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At March 31, 1995 the Company had $265 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the DPU approved the Company's financing plan to issue up to $500 million of securities through 1996. Proceeds will be used to refinance short and long-term securities and for capital expenditures.

Outlook for the Future
- ----------------------
A significant portion of the Company's electricity sales is made to commercial customers rather than industrial customers. As a result the Company's sales have been only moderately impacted by the unfavorable economic factors affecting the manufacturing industry in Massachusetts. In addition, economic factors have resulted in higher sales to the Company's commercial customers. Retail electricity sales decreased 4% in the first quarter of 1995 primarily due to mild weather conditions compared to extremely cold weather conditions in 1994.

In March 1995 the Company filed a proposal with the DPU as part of its proceeding investigating the restructuring of the electric utility industry in Massachusetts. The proposal contains the following elements: market price for generation, recovery of the cost of previous regulatory obligations, pricing protection for all customers and broad-based performance incentives focused on price, customer service and reliability. The Company's proposal and those of other utilities, consumer advocate groups and other interested parties are currently being discussed and evaluated by the DPU.

Also in March 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) addressing open transmission access and recovery of stranded costs. If approved, the NOPR would require all utilities with transmission systems to file open access tariffs at the FERC, to provide service under those tariffs to customers comparable to what they provide themselves and to take service under the tariffs for wholesale purchases and sales. The NOPR also supports the recovery of legitimate and verifiable stranded costs previously incurred under federal and state regulation. The provisions in the NOPR provide a framework for significant changes in the electric utility industry. The FERC will receive comments on the NOPR through August 1995.

Part II - Other Information

Item 5.  Other Information
- --------------------------
The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price                     Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1995          $25 1/2          $23 1/8            $0.455

The last sales price of the Company's common stock on the New York Stock Exchange as reported in the Wall Street Journal for May 5, 1995 was $24 1/8 per share.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended March 31, 1995:
      ----------------------------------
      Ratio of earnings to fixed charges                         2.44

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.06

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
     a)  Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended March 31, 1995

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended March 31, 1995

            Exhibit 15 - Letter re unaudited interim financial information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on September 14, 1990 (File No. 33-36824), February 3, 1993 (File No. 33-57840); Form S-8
                         Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986
                         (File No. 33-7558), December 31, 1990 (File No. 33-38434), June 5, 1992 (33-48424 and 33-48425),
                         March 17, 1993 (33-59662 and 33-59682) and
                         April 6, 1995 (33-58457)

     b)  No Form 8-K was filed during the first quarter of 1995.

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






























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  May 9, 1995                              /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President, Controller
                                                    and Chief Accounting
                                                    Officer