Form 10-Q
period 1995-06-30
BOSTON EDISON CO
filed 1995-08-15
CIK 13372

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1995

                                         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                       Commission file number 1-2301

                            BOSTON EDISON COMPANY
          (Exact name of registrant as specified in its charter)


Massachusetts                                       04-1278810
-------------                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


800 Boylston Street, Boston, Massachusetts          02199
------------------------------------------          -----
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code:  617-424-2000
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


Yes     x    No
      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at June 30, 1995
-----                                          ----------------------------
Common Stock, $1 par value                     46,752,631 shares







<Page 2>
Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                          Boston Edison Company
                       Consolidated Balance Sheets
                               (Unaudited)
                              (in thousands)

                                                June 30,      December 31,
                                                  1995            1994
                                               ----------     -----------
Assets
------
Utility plant in service, at original cost     $4,221,983      $4,074,810
  Less: accumulated depreciation                1,409,720       1,344,452
                                               ----------      ----------
                                                2,812,263       2,730,358
Nuclear fuel, net                                  60,609          55,597
Construction work in progress                      81,625         144,048
                                               ----------      ----------
   Net utility plant                            2,954,497       2,930,003

Investments in electric companies, at equity       24,145          24,678
Nuclear decommissioning trust                      93,733          82,831

Current assets:
  Cash and cash equivalents                         2,951           6,822
  Accounts receivable                             215,417         189,382
  Accrued unbilled revenues                        42,476          32,240
  Fuel, materials and supplies,
   at average cost                                 61,015          71,560
  Prepaid expenses and other                       28,801          26,705
                                               ----------      ----------

   Total current assets                           350,660         326,709
                                               ----------      ----------
Regulatory assets:
  Redemption premiums                              49,069          52,859
  Income taxes, net                                45,433          44,745
  Power contracts                                  34,630          40,277
  Pension and postretirement costs                 18,729          22,761
  Nuclear outage costs                             28,543          17,804
  Other                                            14,408          19,702
                                               ----------      ----------

   Total regulatory assets                        190,812         198,148

Other deferred debits:
  Intangible asset - pension                       33,184          22,849
  Other                                            30,867          31,392
                                               ----------      ----------

   Total assets                                $3,677,898      $3,616,610
                                               ==========      ==========




The accompanying notes are an integral part of these financial statements

                            Boston Edison Company
                        Consolidated Balance Sheets
                               (Unaudited)
                              (in thousands)

                                                June 30,      December 31,
                                                  1995            1994
                                               ----------      ----------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  699,134      $  668,338
  Retained earnings                               243,917         247,409
                                               ----------      ----------
   Total common stock equity                      943,051         915,747

Cumulative preferred stock:
  Non-mandatory redeemable series                 123,000         123,000
  Mandatory redeemable series                      92,000          94,000

Long-term debt                                  1,160,266       1,136,617

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            203,467         102,250
  Notes payable                                   172,477         214,786
  Accounts payable                                104,553         139,119
  Interest accrued                                 25,530          24,464
  Dividends payable                                24,063          23,533
  Pension benefits                                 34,763          31,908
  Other                                            47,565          76,615
                                               ----------      ----------
   Total current liabilities                      612,418         612,675
                                               ----------      ----------
Deferred credits:
  Power contracts                                  34,630          40,277
  Accumulated deferred income taxes               512,700         515,454
  Accumulated deferred investment tax credits      65,002          67,048
  Nuclear decommissioning reserve                 103,232          92,404
  Other                                            31,599          19,388
                                               ----------      ----------

   Total deferred credits                         747,163         734,571

Commitments and contingencies                           -               -
                                               ----------      ----------

   Total capitalization and liabilities        $3,677,898      $3,616,610
                                               ==========      ==========









The accompanying notes are an integral part of these financial statements

                         Boston Edison Company
                     Consolidated Statements of Income
                              (Unaudited)
                 (in thousands, except per share amounts)
                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                      1995       1994       1995       1994
                                    --------   -------    --------   --------
Operating revenues                  $384,035   $368,655   $765,615   $746,104
                                    --------   --------   --------   --------
Operating expenses:
  Fuel                                34,053     39,189     74,091     83,267
  Purchased power                     89,555     84,446    186,810    174,014
  Other operations and maintenance   109,593    102,652    216,818    210,816
  Depreciation and amortization       39,663     39,308     79,179     78,424
  Amortization of deferred cost of
   cancelled nuclear unit                  0      4,948          0      9,896
  Demand side management programs     12,819     10,106     24,423     18,045
  Taxes - property and other          27,095     25,012     54,239     51,333
  Income taxes                        15,790     12,599     27,580     24,119
                                    --------   --------   --------   --------

    Total operating expenses         328,568    318,260    663,140    649,914
                                    --------   --------   --------   --------

Operating income                      55,467     50,395    102,475     96,190
Other income (expense), net             (302)       863        483      1,658
                                    --------   --------   --------   --------

Operating and other income            55,165     51,258    102,958     97,848
                                    --------   --------   --------   --------

Interest charges:
  Long-term debt                      26,260     25,744     51,293     51,786
  Other                                4,268      2,990      8,973      5,248
  Allowance for borrowed funds used
   during construction                (1,500)    (1,458)    (3,647)    (2,980)
                                    --------   --------   --------   --------
    Total interest charges            29,028     27,276     56,619     54,054
                                    --------   --------   --------   --------

Net income                            26,137     23,982     46,339     43,794

Preferred dividends provided           3,890      3,951      7,792      7,913
                                    --------   --------   --------   --------
Balance available for common stock  $ 22,247   $ 20,031   $ 38,547   $ 35,881
                                    ========   ========   ========   ========
Weighted average common shares
 outstanding                          45,909     45,284     45,756     45,237
                                      ======     ======     ======     ======
Earnings per share of common stock     $0.48      $0.44      $0.84      $0.79
                                       =====      =====      =====      =====
Dividends declared per common share   $0.455     $0.440      $0.91      $0.88
                                      ======     ======      =====      =====




The accompanying notes are an integral part of these financial statements

                           Boston Edison Company
                    Consolidated Statements of Cash Flows
                                (Unaudited)
                               (in thousands)
                                                  Six Months Ended June 30,
                                                    1995             1994
                                                  -------          -------
Operating activities:
  Net income                                      $46,339          $43,794
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   72,495           71,195
    Amortization of nuclear fuel                    7,612           12,222
    Amortization of deferred cost of
     cancelled nuclear unit, net                        0            9,534
    Other amortization                             11,262           11,185
    Deferred income taxes                          (3,709)           5,310
    Investment tax credits                         (2,046)          (2,037)
    Allowance for borrowed funds used during
     construction                                  (3,647)          (2,980)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                            (36,271)         (25,300)
    Fuel, materials and supplies                    8,181              544
    Accounts payable                              (34,566)         (14,656)
    Other current assets and liabilities          (26,695)         (10,226)
    Other, net                                      8,271           18,447
                                                  -------          -------
Net cash provided by operating activities          47,226          117,032
                                                  -------          -------
Investing activities:
  Plant expenditures (excluding AFUDC)            (91,175)         (78,248)
  Nuclear fuel expenditures                       (11,911)          (2,697)
  Capitalized demand side management
   expenditures                                         0          (10,232)
  Nuclear decommissioning trust investments       (10,902)          (7,735)
  Electric company investments                        533             (322)
                                                  -------          -------
Net cash used by investing activities            (113,455)         (99,234)
                                                  -------          -------
Financing activities:
  Issuances:
    Common stock                                   31,569            5,318
    Long-term debt                                125,000           15,000
  Redemptions:
    Preferred stock                                (2,000)          (2,000)
    Long-term debt                                   (600)         (28,600)
  Net change in notes payable                     (42,309)          37,676
  Dividends paid                                  (49,302)         (47,682)
                                                  -------          -------
Net cash provided (used) by financing
 activities                                        62,358          (20,288)
                                                  -------          -------
Decrease in cash and cash equivalents              (3,871)          (2,490)
Cash and cash equivalents at beginning of year      6,822            8,768
                                                  -------          -------
Cash and cash equivalents at end of period        $ 2,951          $ 6,278
                                                  =======          =======
Cash paid during the period for:
   Interest                                       $59,200          $57,556
   Less: amounts capitalized                        3,647            2,980
                                                  -------          -------
                                                  $55,553          $54,576
                                                  =======          =======
   Income taxes                                   $40,026          $24,618
                                                  =======          =======

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
------------------------------------------
A)  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1994 Form 10-K Annual Report and Form 10-Q for the period ended March 31, 1995. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994 and the cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications have been made to the prior year data to conform to the current presentation.

The results of operations for the three and six months ended June 30, 1995 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (DPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

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

The Company owns or operates 47 properties where hazardous materials were released in the past. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of eight multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through June 30, 1995, the Company has accrued approximately $7 million related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on its assessments of the specific site circumstances, it does not expect any such additional costs to have a material impact on its financial condition. However, additional provisions for cleanup costs could have a material impact on the results of a reporting period.

C)  Income Taxes
    ------------
The following table reconciles the federal statutory income tax rate to the annual estimated effective income tax rate for 1995 and the actual effective income tax rate for 1994.

                                                        1995       1994
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.3        4.3
Investment tax credits                                  (2.0)      (2.3)
Reversal of deferred taxes -
 settlement agreement                                     -        (5.5)
Other                                                    0.3       (0.1)
                                                        ----       ----
  Effective tax rate                                    37.6%      31.4%
                                                        ====       ====

D)  Long-Term Securities
    --------------------
In May 1995 the Company issued $125 million of 7.80% debentures due in 2010. In June 1995 the Company sold one million shares of common stock with net proceeds of $25.5 million to Goldman, Sachs & Co. as underwriters for a public offering. The proceeds from the debentures and common stock issuances were used to reduce short-term debt.

Item 2.  Management's Discussion and Analysis
---------------------------------------------
Results of Operations - Three Months ended June 30, 1995 vs. Three Months
--------------------------------------------------------------------------
ended June 30, 1994
-------------------
Earnings per common share for the three months ended June 30, 1995 amounted to $0.48 as compared to $0.44 per common share for the three months ended June 30, 1994. The increase was primarily due to a $29 million annual retail base rate increase effective November 1994, a 0.7% increase in retail kWh sales and the ending of amortization of deferred cancelled nuclear costs in 1994. These positive changes were partially offset by higher operations and maintenance costs resulting primarily from a refueling outage at Pilgrim Nuclear Power Station.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 4.2% in the second quarter of 1995 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                       $13,846
Demand side management revenues                  1,073
Wholesale and other revenues                     1,137
Short-term sales revenues                         (676)
------------------------------------------------------
  Increase in operating revenues               $15,380
======================================================

Retail electric revenues increased $13.8 million. The November 1994 base rate increase resulted in $6.8 million of the increased revenues and $5.0 million is due to the increase in retail kWh sales. The remainder of the increase is from slightly higher performance revenues and fuel and purchased power revenues.

A new annual conservation charge for recovery of demand side management (DSM) program costs was implemented in February 1995. Under this current charge substantially all 1995 program costs are recovered in the current year. This results in higher DSM revenues and expenses than in prior years when certain program costs were capitalized for recovery over six years.

The net increase in wholesale and other revenues is due to a $3.6 million increase in subsidiary revenues, primarily from Coneco Corporation which was acquired by Boston Energy Technology Group in August 1994. Wholesale revenues decreased $1.7 million due to lower sales to contract customers as a result of the refueling outage at Pilgrim Station in 1995.

Operating expenses

Total fuel and purchased power expenses were $123.6 million in the second quarter of both 1995 and 1994. The timing effect of fuel and purchased power cost collection resulted in lower expenses in 1995 which were entirely offset by higher purchased power expenses, mainly due to the Pilgrim Station refueling outage. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

Other operations and maintenance expense increased 6.8% primarily due to higher nuclear costs resulting from the 73-day refueling outage. Subsidiary operation expenses also increased as a result of the Coneco Corporation acquisition.

In 1994 the Company fully expensed the remaining deferred costs of the cancelled Pilgrim 2 nuclear unit.

The increase in demand side management programs expense is consistent with the increase in DSM revenues. Beginning with the annual conservation charge implemented in February 1995 DSM costs are recovered and expensed primarily in the year incurred.

Property and other taxes increased due to higher property taxes imposed by a majority of the municipalities in which the Company operates.

Interest charges

Interest charges on long-term debt increased due to the $125 million debentures issuance in May 1995. Other interest charges increased due to higher short-term debt rates and a higher average short-term debt level.

Results of Operations - Six Months ended June 30, 1995 vs. Six Months ended
----------------------------------------------------------------------------
June 30, 1994
-------------
Earnings per common share for the six months ended June 30, 1995 amounted to $0.84 as compared to $0.79 per common share for the six months ended June 30, 1994. The increase was primarily due to the ending of amortization of deferred cancelled nuclear costs in 1994 and the $29 million base rate increase effective November 1994. These positive changes were partially offset by higher subsidiary and nuclear operations and maintenance expenses and a 1.8% decrease in retail kWh sales, primarily caused by milder winter weather.

The results of operations for the six months ended June 30, 1995 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. See Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 2.6% in the first six months of 1995 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                       $13,091
Demand side management revenues                  4,707
Wholesale and other revenues                     7,076
Short-term sales revenues                       (5,363)
------------------------------------------------------
  Increase in operating revenues               $19,511
======================================================

Retail electric revenues increased $13.1 million. The November 1994 base rate increase resulted in $9.2 million of the increased revenues, while the 1.8% decrease in retail kWh sales resulted in a $4.7 million revenue decrease.
Fuel and purchased power revenues increased $9.3 million as a result of the timing effect of fuel and purchased power cost recovery, however these higher revenues are offset by higher fuel and purchased power expenses and have no effect on earnings. Performance revenues, which vary based on the annual operating performance of Pilgrim Station, decreased by $0.7 million. Performance revenues are expected to increase for the year due to Pilgrim's three month outage in late 1994, which resulted in a lower annual performance than was estimated and reflected in revenues in the first six months of 1994.

A new annual conservation charge for recovery of demand side management program costs was implemented in February 1995, resulting in higher revenues, as discussed in the results of operations for the second quarter.

The net increase in wholesale and other revenues is primarily due to a $5.7 million increase in subsidiary revenues and a $3.8 million decrease in revenue reserves. In 1994 $6 million of reserves were recorded related to certain wholesale and contract customers. In addition, due to the Pilgrim refueling outage and lower sales to municipal customers, wholesale revenues decreased $2.4 million.

Decreased short-term sales revenues are due to a decrease in short-term power purchase requirements resulting from milder weather conditions in 1995. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Total fuel and purchased power expenses increased $3.6 million. A decrease in fuel expense primarily due to an 18% decrease in Company generation was more than offset by higher short-term power purchase expenses.

Other operations and maintenance expense increased 2.8% primarily due to an increase in subsidiary operation expenses, as discussed in the results of operations for the second quarter, and costs associated with the nuclear refueling outage.

The increase in demand side management programs expense is consistent with the increase in DSM revenues. Both revenues and expenses are higher due to the 1995 change in DSM recovery timing that results in the current year recovery and expense recognition of program costs.

Interest Charges

Interest charges on long-term debt decreased due to a $10 million debentures redemption and a first mortgage bond refinancing in 1994. Other interest charges increased due to higher short-term interest rates and a higher average short-term debt level.

Financial Condition
-------------------
The Company's 1992 settlement agreement with the DPU limits the annual rate of return on equity during 1995 to 11.75%, excluding any penalties or rewards from performance incentives. The Company's ability to achieve or exceed the 11.75% rate of return on equity is primarily dependent upon its ability to control costs and to earn performance incentives, primarily based on Pilgrim Station's annual capacity factor. Pilgrim's capacity factor for the performance year ending October 1995 is currently expected to be approximately 68%.

Liquidity
---------
The Company supplements internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At June 30, 1995 the Company had $172 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the DPU approved the Company's financing plan to issue up to $500 million of securities through 1996 using the proceeds to refinance short and long-term securities and for capital expenditures. See

Note D to the consolidated financial statements for specific information relating to recent financing activities.

Outlook for the Future
----------------------
A significant portion of the Company's electricity sales is made to commercial customers rather than industrial customers. As a result the Company's sales have been only moderately impacted by the unfavorable economic factors affecting the manufacturing industry in Massachusetts and have been positively impacted by economic growth in the commercial sector. Retail electricity sales decreased 1.8% in the first six months of 1995 primarily due to mild winter weather conditions compared to extremely cold weather conditions in 1994.

On July 6, 1995, the Company's largest retail customer, the Massachusetts Port Authority (Massport), issued a request for proposals for a wholesale supplier of electricity. Current estimated annual revenues from Massport are approximately $7 million, excluding fuel revenues. It is uncertain as to whether Massport is eligible to become a wholesale customer under current state and federal law. In addition, if Massport is able to become a wholesale customer, it is uncertain what Massport's responsibility would be for obligations previously incurred by the Company on Massport's behalf.
The Company is actively involved in efforts to retain Massport as a customer.

On July 17, 1995, the Company and 17 other parties filed with the DPU an agreement consisting of a set of Massachusetts Interdependent Principles for restructuring the state's electric utility business. The parties include four other Massachusetts electric utilities, the Massachusetts Attorney General's Office and several other state agencies, and various businesses and public interest groups. The principles, which provide a broad outline for changes in the industry, were submitted for the DPU's review and consideration. The principles include a reasonable opportunity for electric utilities to recover investments made to meet previous regulatory obligations, the movement to a competitive market and customer choice at the retail level, and the continuation of cost effective environmental and DSM programs. The DPU is expected to issue an order on industry restructuring in the third quarter of 1995, after which individual utilities will begin to negotiate their own restructuring plans consistent with the DPU's order. The effects of industry restructuring and the transition to a competitive market could ultimately result in charges to earnings associated with unrecoverable investments. The extent and timing of any potential charges will be determined by the DPU's directives and the market transition rules implemented.

On July 27, 1995, the Company announced its reorganization into four separate business units effective November 1, 1995: Customer, Generating-Fossil, Generating-Nuclear and Corporate Services. The new corporate organization is consistent with the Company's plan and expectations for a restructured electric utility industry. The Customer Business Unit will have primary responsibility for interaction with customers and will consolidate energy delivery, system operations, sales, marketing and customer service. A Company president and chief operating officer currently being recruited from outside the Company will lead this unit and have overall responsibility for the other three business units. The Fossil Generating Business Unit will be responsible for the production of electricity at the Company's fossil fuel-fired plants and will be led by Ronald A. Ledgett, currently Senior Vice President - Power Delivery. The Nuclear Generating Business Unit will be responsible for the operation of Pilgrim Station and all nuclear support functions and will continue to be led by current Senior Vice President E. Thomas Boulette. The Corporate Services Business Unit will be responsible for providing central business services to other business units including finance and accounting, information services, materials management and engineering services. This unit will be led by James J. Judge, currently Director of Corporate Planning. Corporate policy functions will report directly to Chief Executive Officer Thomas J. May: Corporate Relations, led by current Senior Vice President L. Carl Gustin; Human Resources, led by current Senior Vice President John J. Higgins, and Strategy and Regulation, led by current Vice President and General Counsel Douglas S. Horan.

Under the new corporate structure, approximately 70 of the Company's 200 upper and middle management positions and related administrative support positions are expected to be eliminated in 1995. A special severance program was announced for these affected employees, which will result in a one-time charge to third quarter earnings of approximately $7 million. The estimated payback period for this first phase of the restructuring is approximately one year. The Company plans to further reduce its staffing level by approximately 400 employees by the end of 1996. No specific severance program has been announced for employees that may be affected by this second phase of staffing cuts, however, the Company currently expects to implement a severance program and incur a charge to earnings in the first quarter of 1996. The extent of this charge has not yet been determined. The Company anticipates substantial ongoing savings as a result of this reorganization.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's Annual Meeting of Stockholders was held on May 12, 1995. The following five Class I directors were reelected to serve until the 1998 Annual
Meeting:

                                  Total vote          Total vote
                                   for each          withheld from
                                   director          each director
                                  ---------          -------------
      Nelson S. Gifford           35,950,892            566,741
      Kenneth I. Guscott          35,854,584            663,050
      Matina S. Horner            35,945,407            572,227
      Bernard W. Reznicek         35,700,472            817,162
      Paul E. Tsongas             35,793,379            724,254

Item 5.  Other Information
--------------------------
The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price                     Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1995          $25 1/2          $23 1/8            $0.455
      Second quarter 1995          27               23 3/8             0.455

The last sales price of the Company's common stock on the New York Stock Exchange as reported in the Wall Street Journal for August 10, 1995 was $25 per share.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended June 30, 1995:
      ---------------------------------
      Ratio of earnings to fixed charges                         2.47

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.08

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     a)  Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended June 30, 1995

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended June 30, 1995

            Exhibit 15 - Letter re unaudited interim financial information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on September 14, 1990 (File No. 33-36824), February 3, 1993 (File No. 33-57840) and May 31, 1995 (File No. 33-59693); Form S-8 Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986 (File No.
                         33-7558), December 31, 1990 (File No. 33-38434),
                         June 5, 1992 (33-48424 and 33-48425), March 17, 1993
                         (33-59662 and 33-59682) and April 6, 1995 (33-58457)

     b)  No Form 8-K was filed during the second quarter of 1995.

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






























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  August 14, 1995                          /s/ Robert J. Weafer, Jr.
                                                ----------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President, Controller
                                                    and Chief Accounting
                                                    Officer