Form 10-Q
period 1995-09-30
BOSTON EDISON CO
filed 1995-11-14
CIK 13372

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

                                     or

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


Yes          No    x
     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at September 30, 1995
-----                                    ---------------------------------
Common Stock, $1 par value                       47,890,445 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                                 Boston Edison Company
                              Consolidated Balance Sheets
                                     (Unaudited)
                                    (in thousands)


                                            September 30,    December 31,
                                                     1995            1994
                                            -------------    ------------
Assets
------
Utility plant in service, at original cost     $4,239,525      $4,074,810
  Less: accumulated depreciation                1,430,307       1,344,452
                                               ----------      ----------
                                                2,809,218       2,730,358
Nuclear fuel, net                                  56,331          55,597
Construction work in progress                      82,357         144,048
                                               ----------      ----------
   Net utility plant                            2,947,906       2,930,003

Investments in electric companies, at equity       23,717          24,678
Nuclear decommissioning trust                      98,282          82,831

Current assets:
  Cash and cash equivalents                        28,970           6,822
  Accounts receivable                             234,183         189,382
  Accrued unbilled revenues                        37,283          32,240
  Fuel, materials and supplies,
   at average cost                                 62,872          71,560
  Prepaid expenses and other                       22,263          26,705
                                               ----------      ----------
   Total current assets                           385,571         326,709
                                               ----------      ----------

Regulatory assets:
  Redemption premiums                              46,604          52,859
  Income taxes, net                                45,777          44,745
  Power contracts                                  33,203          40,277
  Pension and postretirement costs                 16,645          22,761
  Nuclear outage costs                             15,778          17,804
  Other                                             8,362          19,702
                                               ----------      ----------

   Total regulatory assets                        166,369         198,148

Other deferred debits:
  Intangible asset - pension                       33,184          22,849
  Other                                            31,382          31,392
                                               ----------      ----------

   Total assets                                $3,686,411      $3,616,610
                                               ==========      ==========









The accompanying notes are an integral part of these financial statements

                                Boston Edison Company
                              Consolidated Balance Sheets
                                     (Unaudited)
                                    (in thousands)

                                            September 30,    December 31,
                                                     1995            1994
                                            -------------    ------------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  728,610      $  668,338
  Retained earnings                               290,601         247,409
                                               ----------      ----------
   Total common stock equity                    1,019,211         915,747

Cumulative preferred stock:
  Non-mandatory redeemable series                 123,000         123,000
  Mandatory redeemable series                      92,000          94,000

Long-term debt                                  1,160,256       1,136,617

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            203,067         102,250
  Notes payable                                    74,420         214,786
  Accounts payable                                 84,155         139,119
  Interest accrued                                 15,096          24,464
  Dividends payable                                24,582          23,533
  Pension benefits                                 34,718          31,908
  Other                                           109,296          76,615
                                               ----------      ----------
   Total current liabilities                      545,334         612,675
                                               ----------      ----------
Deferred credits:
  Power contracts                                  33,203          40,277
  Accumulated deferred income taxes               507,762         515,454
  Accumulated deferred investment tax credits      63,979          67,048
  Nuclear decommissioning reserve                 108,139          92,404
  Other                                            33,527          19,388
                                               ----------      ----------
   Total deferred credits                         746,610         734,571

Commitments and contingencies                           -               -
                                               ----------      ----------
   Total capitalization and liabilities        $3,686,411      $3,616,610
                                               ==========      ==========













The accompanying notes are an integral part of these financial statements.

                            Boston Edison Company
                      Consolidated Statements of Income
                                 (Unaudited)
                   (in thousands, except per share amounts)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                       1995      1994        1995        1994
                                   --------  --------  ----------  ----------
Operating revenues                 $500,179  $449,094  $1,265,794  $1,195,198
                                   --------  --------  ----------  ----------
Operating expenses:
  Fuel                               52,431    42,114     125,475     125,499
  Purchased power                    90,915    94,013     278,772     267,909
  Other operations and maintenance  116,820   109,825     333,638     320,640
  Depreciation and amortization      38,520    37,487     113,839     112,051
  Amortization of deferred cost of
   cancelled nuclear unit                 0     4,948           0      14,844
  Amortization of deferred nuclear
   outage costs                      12,765     1,930      16,625       5,791
  Demand side management programs    15,223     9,405      39,646      27,451
  Taxes - property and other         26,267    25,038      80,506      76,370
  Income taxes                       44,709    27,735      72,289      51,854
                                   --------  --------  ----------  ----------
    Total operating expenses        397,650   352,495   1,060,790   1,002,409
                                   --------  --------  ----------  ----------

Operating income                    102,529    96,599     205,004     192,789
Other income (expense), net            (342)      819         140       2,477
                                   --------  --------  ----------  ----------
Operating and other income          102,187    97,418     205,144     195,266
                                   --------  --------  ----------  ----------

Interest charges:
  Long-term debt                     28,312    25,560      79,605      77,346
  Other                               2,692     3,934      11,665       9,182
  Allowance for borrowed funds
   used during construction          (1,185)   (2,258)     (4,833)     (5,238)
                                   --------  --------  ----------  ----------
    Total interest charges           29,819    27,236      86,437      81,290
                                   --------  --------  ----------  ----------

Net income                           72,368    70,182     118,707     113,976

Preferred dividends provided          3,890     3,926      11,681      11,839
                                   --------  --------  ----------  ----------

Balance available for common
  stock                            $ 68,478  $ 66,256  $  107,026  $  102,137
                                   ========  ========  ==========  ==========
Weighted average common shares
 outstanding                         46,861    45,382      46,129      45,286
                                     ======    ======      ======      ======
Earnings per share of common stock    $1.46     $1.46       $2.32       $2.26
                                      =====     =====       =====       =====
Dividends declared per common share  $0.455    $0.440      $1.365      $1.320
                                     ======    ======      ======      ======






The accompanying notes are an integral part of these financial statements.

                            Boston Edison Company
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                              Nine Months Ended September 30,
                                                      1995          1994
                                                  --------      --------
Operating activities:
  Net income                                      $118,707      $113,976
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   110,036       107,581
    Amortization of nuclear fuel                    13,279        16,738
    Amortization of deferred cost of
     cancelled nuclear unit, net                         0        14,301
    Amortization of deferred nuclear outage
     costs                                          16,625         5,791
    Other amortization                              11,975        11,000
    Deferred income taxes                           (8,991)       12,114
    Investment tax credits                          (3,069)       (3,055)
    Allowance for borrowed funds used during
     construction                                   (4,833)       (5,238)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                             (49,844)      (36,188)
    Fuel, materials and supplies                     5,143         2,045
    Accounts payable                               (54,964)      (20,486)
    Other current assets and liabilities            31,614        21,504
    Other, net                                      19,386        19,488
                                                  --------      --------
Net cash provided by operating activities          205,064       259,571
                                                  --------      --------
Investing activities:
  Plant expenditures (excluding AFUDC)            (125,468)     (124,370)
  Nuclear fuel expenditures                        (12,298)       (9,956)
  Capitalized demand side management
   expenditures                                          0       (15,325)
  Nuclear decommissioning trust investments        (15,451)      (11,750)
  Electric company investments                         961          (205)
                                                  --------      --------
Net cash used by investing activities             (152,256)     (161,606)
                                                  --------      --------
Financing activities:
  Issuances:
    Common stock                                    61,773         7,978
    Long-term debt                                 125,000        15,000
  Redemptions:
    Preferred stock                                 (2,000)       (2,000)
    Long-term debt                                    (600)      (28,600)
  Net change in notes payable                     (140,366)      (22,237)
  Dividends paid                                   (74,467)      (71,549)
                                                  --------      --------
Net cash used by financing activities              (30,660)     (101,408)
                                                  --------      --------

Increase/(decrease) in cash and cash equivalents    22,148        (3,443)
Cash and cash equivalents at beginning of year       6,822         8,768
                                                  --------      --------
Cash and cash equivalents at end of period        $ 28,970       $ 5,325
                                                  ========      ========
Cash paid during the period for:
   Interest                                       $100,638       $99,944
   Less: amounts capitalized                         4,833         5,238
                                                  --------       -------
                                                  $ 95,805       $94,706
                                                  ========       =======
   Income taxes                                   $ 63,177       $28,690
                                                  ========       =======

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
------------------------------------------
A)  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1994 Form 10-K Annual Report and Forms 10-Q for the periods ended March 31, 1995 and June 30, 1995. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature, except for the amortization of deferred nuclear outage costs as described in Note B) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications have been made to the prior year data to conform to the current presentation.

The results of operations for the three and nine months ended September 30, 1995 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (DPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

B)  Deferred Nuclear Outage Costs
    -----------------------------
In the third quarter of 1995 the Company changed the amortization period of deferred nuclear outage costs to two from five years. The two year amortization period is consistent with the two year cycle between nuclear refueling outages at Pilgrim Station. The change from the prior five year amortization period per the 1992 settlement agreement was made following the DPU's August 1995 order on electric industry restructuring, which is discussed further in the outlook for the future section of management's discussion and analysis. This order requires utilities to mitigate potentially strandable costs by available and reasonable means. The prior regulatory treatment of recovery over a five year period resulted in a significant lag between the expenditure and recovery of outage costs. The Company decided not to request recovery of the buildup of costs resulting from this regulatory lag. Accordingly, the remaining $9 million of deferred costs allocable to retail customers for refueling outages performed in 1991 and 1993 were written off. Approximately $15 million of deferred costs from the 1995 refueling outage are being amortized over two years.

C)  Commitments and Contingencies
    -----------------------------
In 1991 the Company was named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by the Company's 1988 reduction in force. Legal counsel continues to defend this case vigorously. Based on the information presently available, the Company does not expect that this litigation or certain other legal matters in which the Company is currently involved will have a material impact on its financial condition. However, an unfavorable decision ordered against the Company could have a material impact on the results of a reporting period.

The Company currently owns or operates 43 specific properties where hazardous materials were released in the past. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts

Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of eight multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through September 30, 1995, the Company has accrued approximately $7 million related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on its assessments of the specific site circumstances, it does not expect any such additional costs to have a material impact on its financial condition. However, additional provisions for cleanup costs could have a material impact on the results of a reporting period.

D)  Corporate Reorganization
    ------------------------
In July 1995 the Company announced a corporate reorganization into four separate business units effective November 1, 1995: Customer, Generating-Fossil, Generating-Nuclear and Corporate Services. As part of this reorganization, the Company intends to reduce its workforce by approximately 450 employees by the end of 1996. Part of this reduction will be achieved through a voluntary retirement incentive. The Company announced voluntary enhanced retirement programs for all employees who are at least 55 years old with varying years of service requirements for management and union employees. Approximately 600 employees are eligible for the programs, which are available until early December. A majority of the eligible employees are expected to participate in the programs. The Company will incur a one-time charge to fourth quarter earnings as a result of the programs; the charge will be determined by the number of employees that accept the offer.

Approximately 70 of the Company's upper and middle management positions and related administrative support positions will be eliminated by the end of 1995 regardless of the results of the enhanced retirement programs. A special severance program was announced for these affected employees who are not eligible for or do not accept the enhanced retirement program, which resulted in a one-time, pre-tax charge to third quarter earnings of $7 million. The total of the $7 million third quarter charge and the fourth quarter charge to be incurred from the enhanced retirement programs is estimated to be approximately $25 million on a pre-tax basis. Depending on the level of participation, the charge could be higher or lower. The Company is currently evaluating its options in order to achieve the 450 employee reduction if it is not achieved through the enhanced retirement program and the management and administrative support reduction.

E)  Income Taxes
    ------------
The following table reconciles the federal statutory income tax rate to the annual estimated effective income tax rate for 1995 and the actual effective income tax rate for 1994.

                                                        1995       1994
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.3        4.3
Investment tax credits                                  (2.0)      (2.3)
Reversal of deferred taxes -
 settlement agreement                                     -        (5.5)
Other                                                    0.5       (0.1)
                                                        ----       ----
  Effective tax rate                                    37.8%      31.4%
                                                        ====       ====

F)  Long-Term Securities
    --------------------
On September 29, 1995, the Company sold one million shares of common stock with net proceeds of $26 million to Merrill Lynch & Co. as underwriters for a public offering. The proceeds, which are included in the cash balance at September 30, were used to reduce short-term debt in early October.

Item 2.  Management's Discussion and Analysis
---------------------------------------------
Results of Operations - Three Months ended September 30, 1995 vs. Three Months
------------------------------------------------------------------------------
ended September 30, 1994
------------------------
Earnings per common share amounted to $1.46 for both the three months ended September 30, 1995 and 1994. Third quarter earnings in 1995 include a one-time charge of $0.09 per share for severance benefits relating to the Company's restructuring, which is discussed in the outlook for the future section. Excluding the one-time charge, earnings increased due to a $29 million annual retail base rate increase effective November 1994, lower revenue reserves and the ending of amortization of deferred cancelled nuclear costs in 1994. These positive changes were partially offset by higher amortization of deferred nuclear outage costs and income tax expense.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 11.4% in the third quarter of 1995 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                       $26,488
Demand side management revenues                  9,173
Wholesale and other revenues                    11,157
Short-term sales revenues                        4,267
------------------------------------------------------
  Increase in operating revenues               $51,085
======================================================

Retail electric revenues increased $26.5 million. The November 1994 base rate increase resulted in approximately $17 million of the increased revenues and approximately $4 million was due to a 2.3% increase in retail kWh sales. Performance revenues, which vary annually based on the operating performance of Pilgrim Nuclear Power Station, increased approximately $5 million mainly as a result of an outage that occurred at the station in 1994.

A new annual conservation charge for recovery of demand side management (DSM) program costs was implemented in February 1995. Under this current charge substantially all 1995 program costs are recovered in the current year. This results in higher DSM revenues and expenses than in prior years when certain program costs were capitalized for recovery over six years.

The net increase in wholesale and other revenues is primarily due to $10 million of revenue reserves recorded in 1994 mainly related to potential customer contract issues.

Increased short-term sales revenues are the result of higher Company generating availability in 1995. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no effect on earnings.

Operating expenses

Total fuel and purchased power expenses increased $7 million due to the timing effect of fuel and purchased power cost collection. In addition to the timing effect, fuel expense increased despite lower fossil fuel prices primarily due to a 41% increase in Company generation, while purchased power expense decreased due to a 28% decrease in kWh purchases. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

The increase in other operations and maintenance expense is due to a $7 million one-time charge for severance benefits. Refer to the outlook for the future section for more information regarding the severance program related to the Company's restructuring.

In 1994 the Company fully expensed the remaining deferred costs of the cancelled Pilgrim 2 nuclear unit.

The 1995 amortization of deferred nuclear outage costs reflects a change in the amortization period to two from five years as discussed in Note B to the consolidated financial statements. The remaining $9 million of deferred costs allocable to retail customers for refueling outages performed in 1991 and 1993 were written off. Approximately $15 million of deferred costs from the 1995 refueling outage are being amortized over two years.

The increase in demand side management programs expense is related to the increase in DSM revenues. Beginning with the annual conservation charge implemented in February 1995, DSM costs are recovered and expensed primarily in the year incurred.

Property and other taxes increased due to higher property taxes imposed by a majority of the municipalities in which the Company operates.

The Company's estimated effective annual income tax rate for 1995 is 37.8% versus an actual rate of 31.4% for 1994. The higher rate is the result of a $10 million adjustment to deferred income taxes in 1994 made in accordance with the Company's 1992 settlement agreement.

Interest charges

Interest charges on long-term debt increased primarily due to a $125 million debentures issuance in May 1995. Other interest charges decreased due to a lower average short-term debt level partially offset by higher short-term interest rates. The allowance for borrowed funds used during construction (AFUDC) decreased due to a lower construction work in progress balance partially offset by a higher AFUDC rate related to the higher short-term interest rates.

Results of Operations - Nine Months ended September 30, 1995 vs. Nine Months
----------------------------------------------------------------------------
ended September 30, 1994
------------------------

Earnings per common share for the nine months ended September 30, 1995 amounted to $2.32 as compared to $2.26 per common share for the nine months ended September 30, 1994. The increase in earnings is primarily due to the $29 million base rate increase effective November 1994, the ending of amortization of deferred cancelled nuclear costs in 1994 and lower revenue reserves. These positive changes were partially offset by higher amortization of deferred nuclear outage costs and higher operations and maintenance, property tax, income tax and interest expenses.

The results of operations for the nine months ended September 30, 1995 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 5.9% in the first nine months of 1995 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                       $39,578
Demand side management revenues                 13,880
Wholesale and other revenues                    18,234
Short-term sales revenues                       (1,096)
------------------------------------------------------
  Increase in operating revenues               $70,596
======================================================

Retail electric revenues increased $39.6 million. The November 1994 base rate increase resulted in approximately $27 million of the increase. Fuel and purchased power revenues increased approximately $9 million as a result of the timing effect of fuel and purchased power cost recovery. However, these higher revenues are offset by higher fuel and purchased power expenses and have no effect on earnings. Performance revenues increased $4 million primarily due to a higher rate effective in the performance year ended October 1995 and an outage that occurred at the station in 1994.

A new annual conservation charge for recovery of demand side management program costs was implemented in February 1995, resulting in higher DSM revenues and expenses, as discussed in the results of operations for the third quarter.

The net increase in wholesale and other revenues is primarily due to a $14 million decrease in revenue reserves. In 1994 $16 million of reserves were recorded primarily related to certain wholesale and contract customers. The August 1994 acquisition of Coneco Corporation also provided an additional $4 million of revenues in 1995.

Operating expenses

Total fuel and purchased power expenses increased $11 million primarily due to the timing effect of fuel and purchased power cost collection. The increase in fuel expense due to the timing effect and a 9% increase in fossil station output was offset by lower fossil fuel prices and a 10% decrease in nuclear generation.

Other operations and maintenance expense increased 4% due to the $7 million one-time charge for severance benefits in the third quarter and increases in employee benefit expenses. Subsidiary operation expenses also increased due to the Coneco Corporation acquisition.

The increase in amortization of deferred nuclear outage costs reflects a change in the amortization period to two from five years as discussed in the results of operations for the third quarter.

The increase in demand side management programs expense is related to the increase in DSM revenues. Both revenues and expenses are higher due to the 1995 change in DSM recovery timing that results in the current year recovery and expense recognition of program costs.

The Company's estimated effective annual income tax rate for 1995 is 37.8% versus an actual rate of 31.4% for 1994 as discussed in the results of operations for the third quarter.

Interest charges

Interest charges on long-term debt increased due to the $125 million debentures issuance in May 1995 partially offset by debentures and first mortgage bond redemptions in 1994. Other interest charges increased due to higher short-term interest rates partially offset by a lower average short-term debt level.

Financial Condition
-------------------
The Company's 1992 settlement agreement with the DPU limits the annual rate of return on equity during 1995 to 11.75%, excluding any penalties or rewards from performance incentives. The Company's ability to achieve or exceed the 11.75% rate of return on equity is primarily dependent upon its ability to control costs and to earn performance incentives, primarily based on Pilgrim Station's annual capacity factor. The capacity factor for the recently concluded performance year ended October 1995 was 67%.

The Company does not plan to make a base rate filing following the expiration of the 1992 settlement agreement and therefore anticipates base rates to remain in effect at their current levels. However, as discussed in the outlook for the future section, the Company is required to file a plan with the DPU in February 1996 based on the recent industry restructuring order. It is uncertain how and when the filing and subsequent negotiations and industry changes will impact the Company's rates.

Liquidity
---------
The Company supplements internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At September 30, 1995 the Company had $74 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the DPU approved the Company's financing plan to issue up to $500 million of securities through 1996 using the proceeds to refinance short and long-term securities and for capital expenditures. See Note F to the consolidated financial statements for specific information relating to recent financing activities.

Outlook for the Future
----------------------
A significant portion of the Company's electricity sales is made to commercial customers rather than industrial customers. As a result the Company's sales have been only moderately impacted by unfavorable economic factors affecting the manufacturing industry in Massachusetts and have been positively impacted by economic growth in the commercial sector. Retail electricity sales decreased 0.4% in the first nine months of 1995 primarily due to mild winter weather conditions compared to extremely cold weather conditions in 1994.

The DPU is currently investigating whether the Company should again be ordered to negotiate a contract to purchase power from an independent power producer, JMC Altresco, Inc. The investigation is in response to the Massachusetts Supreme Judicial Court's (SJC) decision remanding the DPU's previous order due to its failure to evaluate the cost of the project to customers. The Company filed a motion to dismiss the matter, but also filed testimony comparing the cost of Altresco to projected market costs and hearings are currently ongoing In a separate but related matter, the Company supported an appeal filed by other parties of the Massachusetts Energy Facilities Siting Board's (EFSB) conditional approval of construction of Altresco's generating station project. In January 1995 the SJC reversed and remanded the EFSB's approval on the basis that there was no showing of need for the project in Massachusetts prior to 2000. In August 1995 the EFSB issued a subsequent approval for the Altresco project with an in-service date of 1998 finding that the project would provide a necessary energy supply for Massachusetts. The Company appealed the August approval to the SJC based on the denial of the Company's petition to intervene and the EFSB's failure to consider current market information and forecasts.

In July 1995 the Company announced a corporate reorganization as discussed in Note D to the consolidated financial statements. In order to achieve a workforce reduction of approximately 450 employees by the end of 1996, the Company offered enhanced retirement programs and is eliminating certain management and support positions. The Company will incur a one-time charge to fourth quarter earnings as a result of the enhanced retirement programs; the charge will be determined by the number of employees that accept the offer.
A special severance program announced for affected employees who are not eligible for or do not accept the enhanced retirement programs resulted in a one-time, pre-tax charge to third quarter earnings of $7 million. The total of the $7 million third quarter charge and the fourth quarter retirement programs charge is estimated to be approximately $25 million on a pre-tax basis. Depending on the level of participation, the charge could be higher or lower. The Company is currently evaluating its options in order to achieve the 450 employee reduction if it is not achieved through the enhanced retirement programs and the management and administrative support reduction. The Company anticipates ongoing savings as a result of the reorganization.

On August 16, 1995, the DPU issued an order on restructuring of the electric utility industry. The order provides for Massachusetts-based electric utilities to restructure their operations to permit more competition for customers. It includes principles for a restructured electric industry that consist of customer choice and the benefits of competition for all customers;

full competition in generation markets; functionally separate generation, transmission and distribution services; universal service; support for environmental regulation goals; and incentive regulation for the transmission and distribution of electricity, which remain monopoly services. The DPU's order also set principles to guide the transition from a regulated to a competitive industry structure: honor existing commitments; unbundle rates for generation, transmission, and distribution; reduce rates in the near term; maintain demand-side management programs; and ensure an orderly and quick transition which minimizes customer confusion. The order allows a reasonable opportunity for the recovery of net, non-mitigable potentially strandable costs, over a period of five to ten years. These costs include investments in plant that might not be recoverable in a competitive market, liabilities for future decommissioning of nuclear plants, the amounts by which certain purchase power contracts exceed the competitive price for generation, and prudently incurred regulatory assets. The procedure and criteria for recovering potentially strandable costs are uncertain, and the extent of the Company's ability to recover all or part of its potentially strandable costs is unknown at this time.

The order established only general principles for the transition to a competitive market and did not establish a particular model for the new industry structure. The order requires each of the Massachusetts-based electric utilities to develop a plan for moving toward competition consistent with the DPU's order and encourages utilities to negotiate with all interested parties while doing so. The Company is one of three companies required to file a restructuring plan by February 16, 1996.

Part II - Other Information

Item 5.  Other Information
--------------------------
The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price                     Dividend
                                   High              Low               Paid
                                  -------          -------            -------
      First quarter 1995          $25 1/2          $23 1/8            $0.455
      Second quarter 1995          27               23 3/8             0.455
      Third quarter 1995           27 1/2           24 1/2             0.455

The last sales price of the Company's common stock on the New York Stock Exchange as reported in the Wall Street Journal for November 9, 1995 was $27 3/8 per share.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended September 30, 1995:
      --------------------------------------
      Ratio of earnings to fixed charges                         2.59

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.18

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     a)  Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended September 30, 1995

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended September 30, 1995

            Exhibit 15 - Letter re unaudited interim financial information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on September 14, 1990 (File No. 33-36824), February 3, 1993 (File No. 33-57840) and May 31, 1995 (File No. 33-59693); Form S-8 Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986 (File No. 33-
                         7558), December 31, 1990 (File No. 33-38434),
                         June 5, 1992 (33-48424 and 33-48425), March 17, 1993
                         (33-59662 and 33-59682) and April 6, 1995 (33-58457)

     b)  No Form 8-K was filed during the third quarter of 1995.

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





























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  November 13, 1995                        /s/ Robert J. Weafer, Jr.
                                                -------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President, Controller
                                                    and Chief Accounting
                                                    Officer