Form 10-Q/A
period 1995-09-30
BOSTON EDISON CO
filed 1995-11-16
CIK 13372

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A-1


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


Yes     x    No
      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at September 30, 1995
- -----                                    ---------------------------------
Common Stock, $1 par value                       47,890,445 shares

                                  Signature
                                  ---------



This Form 10-Q/A-1 is filed to indicate that the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  November 16, 1995                        /s/ Robert J. Weafer, Jr.
                                                -------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President, Controller
                                                    and Chief Accounting
                                                    Officer