Form 10-K
period 1995-12-31
BOSTON EDISON CO
filed 1996-03-29
CIK 13372

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________ to _________

                         Commission file number 1-2301
                             BOSTON EDISON COMPANY
            (Exact name of registrant as specified in its charter)

               Massachusetts                             04-1278810
-------------------------------------------       ------------------------
     (State or other jurisdiction  of                (I.R.S. Employer
     incorporation or organization)                  Identification No.)

800 Boylston Street, Boston, Massachusetts                  02199
-------------------------------------------       ------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  617-424-2000
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
YES  X   NO
    ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 computed by reference to the last reported sale price of the common stock, $1 par value, of the registrant of the New York Stock Exchange composite tape on that date: $1,328,730,345.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at February 29, 1996
     --------------------------          --------------------------------
     Common Stock, $1 par value                 48,098,836 shares

                     DOCUMENTS INCORPORATED BY REFERENCE
 Part   Document
 ----   --------
 III    Portions of definitive proxy statement dated March 28, 1996 for Annual
        Meeting of Stockholders to be held May 8, 1996.

Boston Edison Company
--------------------------------------------------------------------------

Form 10-K Annual Report
--------------------------------------------------------------------------

December 31, 1995
--------------------------------------------------------------------------


Part I                                                                Page
--------------------------------------------------------------------------
Item  1.  Business                                                      2

Item  2.  Properties and Power Supply                                   9

Item  3.  Legal Proceedings                                            11

Item  4.  Submission of Matters to a Vote of Security Holders          12


Part II
--------------------------------------------------------------------------

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                          16

Item  6.  Selected Financial Data                                      17

Item  7.  Management's Discussion and Analysis                         18

Item  8.  Financial Statements and Supplementary Financial
          Information                                                  30

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          52


Part III
--------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant           53

Item 11.  Executive Compensation                                       53

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   54

Item 13.  Certain Relationships and Related Transactions               54


Part IV
--------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                     55

                                    Part I
                                    ------

Item 1.  Business
-----------------

(a) General Development of Business
-----------------------------------

Boston Edison Company (the Company) is an investor-owned regulated public utility incorporated in 1886 under Massachusetts law. The Company operates in the energy and energy services business, which includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs.

The Company has an unregulated subsidiary, Boston Energy Technology Group
(BETG), in which it has authority from the Massachusetts Department of Public Utilities (DPU) to invest up to $45 million. This wholly owned subsidiary engages primarily in energy conservation services and the production of water treatment systems. In 1996 BETG entered into a joint venture to build a series of ice-based cooling systems. BETG's investment in this joint venture, Northwind Boston, is not material. The Company does not currently have a substantial investment in BETG and does not expect the subsidiary to significantly impact the results of operations in the next several years.

(b) Financial Information about Industry Segments
-------------------------------------------------

The Company operates primarily as a regulated electric public utility, therefore industry segment information is not applicable.

(c) Narrative Description of Business
-------------------------------------

Principal Products and Services

The Company supplies electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 1995 the Company served an average of 654,000 customers. The Company also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues by class for the last three years consisted of the following:

                                                 1995       1994       1993
---------------------------------------------------------------------------
Retail electric revenues:
  Commercial                                      50%        50%        49%
  Residential                                     28%        28%        28%
  Industrial                                       9%         9%        10%
  Other                                            2%         2%         1%
Wholesale and contract revenues                   11%        11%        12%
===========================================================================

Sources and Availability of Fuel

The Company owns two stations whose generating units have the ability to burn oil, natural gas or both, one nuclear power station and ten combustion turbine generators. Refer also to the Company-Owned Facilities section of Item 2.
The Company's generation by type of fuel and the cost of fuel for each of the last five years were as follows:

             Percentage of Company                  Average Cost of Fuel
             Generation by Source (%)               ($ per Million BTU)
         --------------------------------     --------------------------------
         1995   1994   1993   1992   1991     1995   1994   1993   1992   1991
------------------------------------------------------------------------------
Oil      17.5   27.8   31.3   33.7   42.8     2.66   2.35   2.38   2.40   2.60
Gas      39.9   31.6   24.3   25.7   24.9     2.20   2.28   2.67   2.55   2.08
Nuclear  42.6   40.6   44.4   40.6   32.3     0.43   0.50   0.51   0.52   0.56
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

A portion of the Company's natural gas is supplied on an interruptible basis by contract. These contracts permit interruptions in deliveries by the supplier when natural gas pipeline capacity is unavailable. The Company is currently required to fuel New Boston Station exclusively by natural gas, except in certain emergency circumstances, as part of a 1991 consent order with the Massachusetts Department of Environmental Protection (DEP). The Company has arrangements for a firm supply of natural gas to run the station at a minimum level and is developing a least-cost plan for operating beyond this minimum level which principally utilizes interruptible gas supplies or short-term capacity purchases.

In order to obtain nuclear fuel for use at Pilgrim Station, the Company must obtain supplies of uranium concentrates and secure contracts for these concentrates to go through the processes of conversion, enrichment and fabrication of nuclear fuel assemblies. The Company currently has contracts for supplies of uranium concentrates and the processes of conversion, enrichment and fabrication through 1998, 2000, 1998 and 2012, respectively.

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

Seasonal Nature of Business

The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the DPU. Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter. Refer also to the Selected Consolidated Quarterly Financial Data (Unaudited) in Item 8.

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

Competitive Conditions

The Company is operating in an increasingly competitive environment. Competitive pressures on the electric utility industry have increased due to a variety of factors, including legislative and regulatory proceedings at both federal and state levels and changes in customer expectations. The trend is toward promotion of increased competition through modified regulation of the industry.

To date the effects of competition have been most prominent in the wholesale electric market. In response to increased competition from other electric utilities and nonutility generators to sell electricity for resale, the Company secured long-term power supply agreements with its six wholesale customers that set rates through 2002 and beyond.

As discussed in the Competition section of Item 7, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) in March 1995 addressing open transmission access and recovery of previously incurred costs. The provisions in the NOPR provide a framework for significant changes in the electric utility industry.

Direct competition with other electric utilities and other energy suppliers for retail electricity sales is still subject to certain limitations. The Company and other Massachusetts electric utilities are currently protected in several ways by the DPU and municipal statutes against other utilities offering service to retail customers in their service areas. Another electric utility may not extend its service area to include municipalities other than those named in its agreement of association or charter without DPU authorization granted after notice and public hearing. Also, another company may not obtain an initial location for its lines in a municipality served by the Company without the approval of municipal authorities, subject to the right of appeal to the DPU. Additionally, a municipality may not engage in the electric utility business without complying with statutes requiring specific city or town approval and the purchase of Company property within municipality limits.

Despite the limitations on direct competition, the Company has been experiencing some forms of increased competition in the retail electric market. Competition currently exists with alternative fuel suppliers as customers are able to substitute natural gas, steam or oil for electricity for heating or cooling purposes. In addition, current legislation allows industrial and large commercial customers to own and operate their own electric generating units. Large facilities may also factor the cost of electricity into their decisions to relocate to new service territories. Electric utilities are thus under increasing pressure to discount rates.

In August 1995 the DPU issued an order on restructuring of the electric utility industry. The order provides for Massachusetts-based electric utilities to restructure their operations to encourage more competition for customers. Refer to the Competition section of Item 7 for a discussion of the DPU order and the Company's involvement in the restructuring proceedings.

In addition to its involvement in the DPU's restructuring proceedings, the Company is actively responding to the current and anticipated changes in the industry in several ways. In 1995 the Company reorganized into separate business units and reduced its workforce in order to strengthen its competitiveness as discussed in Note F to the Consolidated Financial Statements. It also continued to develop customer alliances and provided economic development rates to some customers. In addition, the Company currently has a special lower rate available for a small number of large manufacturing customers on a limited basis and recently implemented a one-year pilot program that uses a competitive market index to set electric rates for a limited number of customers. These actions all signify the Company's commitment to be a competitively priced, reliable provider of energy.

Research Activities

The Company actively participates in several industry sponsored research activities. Related expenditures, included in other operations and maintenance expense on the consolidated income statement in Item 8, were not material in 1995.

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

The Company's environmental-related capital expenditures for the years 1996 through 2000 are currently expected to total $17 million, including $4.5 million in 1996 and $3.5 million in 1997. Additional expenditures could be required as changes in environmental requirements occur.

The Company is required by the DEP to clean up approximately 40 properties that it owns or operates in which hazardous materials were previously spilled or released. In addition, the Company has exposure to potential joint and several liability for the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Litigation or negotiations among the parties and with regulatory authorities is in process concerning the scope and cost of cleanup and the sharing of costs among the potentially responsible parties for several of these sites. The Company's potential hazardous waste liabilities are described further in the Environmental section of Item 7.

Spent nuclear fuel and low-level radioactive waste (LLW) result from the operations of Pilgrim Station. Uncertainties continue to exist regarding the ultimate disposal of both the spent nuclear fuel and LLW. Refer to Note E to the Consolidated Financial Statements in Item 8 for further discussion regarding spent nuclear fuel and LLW disposal.

As a facility which treats and stores hazardous wastes, Pilgrim Station is required to be licensed by the United States Environmental Protection Agency
(EPA). Pilgrim has received interim status approval for the treatment and storage of certain wastes that are both hazardous and radioactive.

The Company is subject to regulation by the EPA and the DEP relative to emissions from its fossil fuel-fired generating units under federal and Massachusetts clean air laws, including the 1990 Clean Air Act Amendments. These regulations require the installation of various emissions controls and, in certain cases, the use of low sulfur content fuels. The Company's current status regarding compliance with DEP regulations and the 1990 Clean Air Act Amendments is discussed in the Environmental section of Item 7.

The Company is also subject to regulation by the EPA and the DEP with respect to discharges of effluent from its generating stations into receiving waters. The federal Clean Water Act and the Massachusetts Clean Waters Act require the Company to receive permits that limit discharges in accordance with applicable water quality standards and are subject to renewal. The Company has the required discharge permits for each of its electric generating stations.

Public concern continues regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. These concerns include the possibility of adverse health effects as well as perceived effects on property values. Refer to the Environmental section of Item 7 for a discussion of the EMF issue.

Number of Employees

The Company had 3,518 full-time and 26 part-time utility employees as of January 1, 1996, 2,342 of which are represented by two locals of the Utility Workers Union of America, AFL-CIO. The locals' labor contracts are effective through 2000. BETG had 46 full-time employees.

(d) Financial Information about Foreign and Domestic Operations and Export
--------------------------------------------------------------------------
Sales
-----

Refer to Principal Products and Services of this item for information regarding the geographical area served by the Company and revenues by class for the last three years.

(e) Additional Information
--------------------------

Regulation

The Company and its wholly owned subsidiary, Harbor Electric Energy Company
(HEEC), operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for electricity, financing, investing and accounting. In addition, the FERC has jurisdiction over various phases of the Company's business including rates for power sold at wholesale for resale, facilities used for the transmission or sale of that power, certain issuances of short-term debt and regulation of the system of accounts. The Company's subsidiary BETG and its subsidiaries are not subject to such regulation.

The Company is required to submit to the DPU annual performance standards applicable to its generating units and other units from which the Company purchases power through long-term contracts. Under this generating unit performance program, the Company provides quarterly progress reports to the DPU. The DPU has the right to reduce subsequent fuel and purchased power billings if it finds that the Company has been unreasonable or imprudent in the operation of its generating units or in the procurement of fuel. The Company has not yet received orders from the DPU for the performance years ended October 1994 and October 1995. The Company believes that its current provision for refunds is sufficient to cover potential refunds.

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

Continuing NRC review of existing regulations and certain operating occurrences at other nuclear plants have periodically resulted in the imposition of additional requirements for all domestic nuclear plants, including Pilgrim Station. NRC inspections and investigations can result in the issuance of notices of violation. These notices can also be accompanied by orders directing that certain actions be taken or by the imposition of monetary civil penalties. In addition, the Company could undertake certain actions regarding Pilgrim Station at the request or suggestion of its insurers or the Institute of Nuclear Power Operations, a voluntary association of nuclear utilities dedicated to the promotion of safety and reliability in the operation of nuclear power plants.

Nuclear power continues to be a subject of political controversy and public debate manifested from time to time in the form of requests for various kinds of federal, state and local legislative or regulatory action, direct voter initiatives or referenda or litigation. The Company cannot predict the extent, cost or timing of any modifications to Pilgrim Station which could be necessary in the future as a result of additional regulatory or other requirements, nor can it determine the effect of such future requirements on the continued operation of Pilgrim Station. The Company continues to evaluate the operation of the station from the standpoint of safety, reliability and economics and believes that such continued operation is in the best interests of the Company and its customers.

The Company also owns 9.5% of the common stock of Connecticut Yankee Atomic Power Company, which owns a nuclear generating unit. Northeast Utilities, the majority owner of Connecticut Yankee, operates the unit. In March 1996 the

NRC ordered Northeast Utilities to submit a plan within 30 days verifying operational compliance with licensing documentation at the Connecticut Yankee unit and another unit owned and operated by Northeast Utilities, or risk having the plants shut down. This order follows noncompliances discovered at two of Northeast Utilities' other nuclear units. The Company is unable to determine at this time what the results of the NRC order will be on the operations of the Connecticut Yankee unit, or what the impact would be on the Company if the unit were to be shut down.

Capital Expenditures and Financings

The Company's most recent estimates of capital expenditures, allowance for funds used during construction (AFUDC), long-term debt maturities and sinking fund requirements for the years 1996 through 2000 are as follows:

(in thousands)       1996         1997         1998         1999         2000
-----------------------------------------------------------------------------
Plant
 expenditures    $160,000     $140,000     $130,000     $120,000     $110,000
Nuclear fuel
 expenditures      48,000            0       27,000       13,000       29,000
AFUDC (1)           2,000        2,000        2,000        2,000        2,000
Long-term debt    101,600      101,600      101,600        1,600      166,600
Preferred stock
 sinking fund       2,000        2,000        2,000        2,000        2,000
=============================================================================

(1)   Excludes AFUDC on nuclear fuel.

The Company conducts a continuing review of its capital expenditure and financing programs. These programs and, therefore, the estimates shown above are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Plant expenditures in 1995 were $181 million and consisted primarily of additions to the Company's transmission and distribution systems and nuclear generation facility. Significant projects included spending of $20 million for the replacement of the main turbine rotors at Pilgrim Station and $17 million for the replacement of electric system property.

In 1994 the DPU approved the Company's financing plan to issue up to $500 million of securities through 1996 using the proceeds to refinance short and long-term securities and for capital expenditures. Refer to Notes J and K to the Consolidated Financial Statements in Item 8 for specific information relating to the Company's financing activities.

Item 2.  Properties and Power Supply
------------------------------------

Company-Owned Facilities

The Company's total electric generation capacity consisted of the following:

                                                                    Year
Unit                 Location           Capacity(a)    Type         Installed
-----------------------------------------------------------------------------
Pilgrim Nuclear      Plymouth, Mass.       669        Nuclear         1972
 Power Station

New Boston Station   South Boston, Mass.   760        Fossil        1965-1967
 Units 1 and 2

Mystic Station       Everett, Mass.
 Units 4-5-6                               399        Fossil        1957-1961
 Unit 7                                    592        Fossil          1975
 Combustion turbine                         14        Fossil          1969
 generator

Combustion turbine   Various               284        Fossil        1966-1971
 generators (nine)
=============================================================================

(a) In MW based on winter capability audit results.

All of the Company's steam fossil fuel-fired generating units are located at tide water and have access to fuel oil storage and/or natural gas or oil pipelines from nearby suppliers.

The Company also owns approximately 6% of W.F. Wyman Unit 4. The 619 MW oil-fired unit located in Yarmouth, Maine, began operations in 1978 and is operated by Central Maine Power Company.

Additional electric generation capacity is available to the Company through its contractual arrangements with other utilities and non-utilities and its participation in the New England Power Pool as further described in this item.

The Company's significant items of property consist of electric generating stations, substations and service centers, and are generally located on Company-owned land. The Company's high-tension transmission lines are generally located on land either owned by the Company or subject to easements in its favor. The Company's low-tension distribution lines and fossil fuel pipelines are located principally on public property under permission granted by municipal and other state authorities.

As of December 31, 1995, the Company's transmission system consisted of 362 miles of overhead circuits operating at 115, 230 and 345 kV and 156 miles of underground circuits operating at 115 and 345 kV. The substations supported by these lines are 46 transmission or combined transmission and distribution substations with transformer capacity of 10,612 megavolt amperes (MVA), 69 distribution substations with transformer capacity of 1,143 MVA and 18 primary network units with 88 MVA capacity. In addition, high tension service was delivered to 237 customers' substations. The overhead and underground distribution systems cover 4,652 and 892 miles of streets, respectively.
HEEC, the Company's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts.

The Massachusetts Energy Facilities Siting Board (EFSB) must approve Company plans for the construction of certain new generation or transmission facilities based upon findings that such facilities are consistent with state public health, environmental protection and resource use and development policies. The Company currently has one proceeding before the EFSB, which concerns proposed transmission and station facilities in Hopkinton and Milford, Massachusetts.

Long-Term Power Contracts

Refer to Note O to the Consolidated Financial Statements in Item 8 for further information regarding the following contracts. The Company also has short-term agreements with several other utilities for varying periods for purchases of system and unit power, for sales of Company system and unit power and for transmission services.

Utility Purchase Contracts:
--------------------------

The Company has a long-term contract with a subsidiary of Commonwealth Energy System in which it receives 25% of the output of an oil-fired electric generating unit. The Company is obligated to pay 25% of the unit's fixed and operating costs plus an annual return on investment.

The Company has two long-term purchased power contracts with the Massachusetts Bay Transportation Authority (MBTA) for the availability of two of the MBTA's jet turbines. The MBTA retains the right to utilize the jets for its own emergency use and for testing purposes while the Company retains New England Power Pool credit for their capacity and output.

The Company has a contract to purchase 9.5% of Connecticut Yankee's nuclear generating unit's output and is obligated to pay Connecticut Yankee 9.5% of its fixed and operating costs plus an annual return on investment.

Non-Utility Generator Purchase Contracts:
----------------------------------------

The Company currently purchases 533 MW of capacity and associated energy from non-utility generators. These purchases are from Ocean State Power, Northeast Energy Associates, L'Energia and MassPower. The Company also purchases power from two small hydro-electric facilities.

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

New England Power Pool

The Company is a member of the New England Power Pool (NEPOOL), a voluntary association of electric utilities and other electricity suppliers in New England responsible for the coordination, monitoring and directing of the operations of the major generating and transmission facilities in the region. To obtain maximum benefits of power pooling, the electric facilities of all member companies are operated by NEPOOL as if they were a single power system. This is accomplished through the use of a central dispatching system that uses the lowest cost generation and transmission equipment available at any given time. This operation is the responsibility of NEPOOL's central dispatch center, the New England Power Exchange (NEPEX). As a result of its participation in NEPOOL, the Company's operating revenues and costs are affected to some extent by the operations of the other members. The dispatching of Company-owned generating facilities by NEPEX may be affected by minimally increasing energy requirements and any additions to New England generation capacity.

The table below sets forth certain information as of the date of the Company's
1995-1996 winter and 1995 summer peak loads:

                                    December 11, 1995    August 16, 1995
                                     (winter 1995-96)     (summer 1995)
------------------------------------------------------------------------
NEPEX utilities installed capacity:
  Seasonal maximum rating               27,187 MW          25,637 MW
  Seasonal normal rating                26,839 MW          25,353 MW
NEPEX peak load                         19,167 MW          20,486 MW
Company territory peak load              2,458 MW           2,785 MW
========================================================================

The Company's net capacity was 3,667 MW at its winter peak and 3,445 MW at its summer peak. Its corresponding NEPOOL capacity obligations were estimated to be 3,341 MW and 3,306 MW, respectively.

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

The Company has an approximately 11% equity ownership interest in the two companies which own and operate the Phase II transmission facilities. All equity participants are required to guarantee, in addition to their own share, the total obligations of those participants who do not meet certain credit criteria. At December 31, 1995, the Company's portion of these guarantees was approximately $19 million.

Item 3.  Legal Proceedings
--------------------------

In 1991 the Company was named in a lawsuit brought in the United States District Court for the District of Massachusetts (US District Court) alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by the Company's 1988 reduction in force. Legal counsel continues to vigorously defend this case. The

Company has also been named as a party in a lawsuit filed in both the US District Court and the Massachusetts Norfolk Superior Court by Subaru of New England, Inc. and Subaru Distributors Corporation in 1992. The plaintiffs are claiming certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. The Company believes that it has a strong defense in this case. It is also involved in certain other legal matters. The Company is unable to fully determine a range of reasonably possible litigation costs in excess of amounts previously accrued, although based on the information currently available, it does not expect that any such additional costs will have a material impact on its financial condition. However, additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Also refer to the Environmental section in Item 7 for a discussion of legal issues involving hazardous waste sites.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant
------------------------------------

The names, ages, positions and business experience during the last five years of all the executive officers of Boston Edison Company and its subsidiaries as of March 1, 1996 are listed below. There are no family relationships between any of the officers of the Company, nor any arrangement or understanding between any Company officer and another person pursuant to which the officer was elected. Officers of the Company hold office until the first meeting of the directors following the next annual meeting of the stockholders and until their respective successors are chosen and qualified.

                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Thomas J. May, 48                           Chairman of the Board, President
Chairman of the Board, President            and Chief Executive Officer (since
and Chief Executive Officer                 1995), Chairman of the Board and
                                            Chief Executive Officer (1994-
                                            1995), President and Chief
                                            Operating Officer (1993-1994) and
                                            Executive Vice President (1990-
                                            1993); Director (since 1991)

                                            Chairman of the Board and Chief
                                            Executive Officer and Director,
                                            Harbor Electric Energy Company,
                                            Boston Energy Technology Group,
                                            TravElectric Services Corp. and
                                            Ener-G-Vision, Inc.; Chairman of
                                            the Board and Director, REZ-TEK
                                            International Corp. and Coneco
                                            Corp.


E. Thomas Boulette, 53                      Senior Vice President - Nuclear
Senior Vice President - Nuclear             (since 1993), Vice President -
                                            Nuclear Operations and Station
                                            Director (1992-1993) and Vice
                                            President - Operations (1989-
                                            1992) of Maine Yankee Atomic
                                            Power Company


L. Carl Gustin, 52                          Senior Vice President - Corporate
Senior Vice President - Corporate           Relations (since 1995), Senior
Relations                                   Vice President - Marketing &
                                            Corporate Relations (1989-1995)


John J. Higgins, Jr., 63                    Senior Vice President - Human
Senior Vice President - Human               Resources (since 1990)
Resources

                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Douglas S. Horan, 46                        Senior Vice President and General
Senior Vice President and                   Counsel (since 1995), Vice
General Counsel                             President and General Counsel
                                            (1994-1995), Deputy General
                                            Counsel (1991-1994) and Associate
                                            General Counsel (1986-1991)

                                            Director and General Counsel,
                                            Harbor Electric Energy Company;
                                            Director, Boston Energy Technology
                                            Group


James J. Judge, 40                          Senior Vice President and
Senior Vice President and                   Treasurer (since 1995), Assistant
Treasurer                                   Treasurer (1989-1995) and
                                            Director - Corporate Planning
                                            (1993-1995)

                                            Senior Vice President, Treasurer
                                            and Director, Harbor Electric
                                            Energy Company and Boston Energy
                                            Technology Group; Director,
                                            Ener-G-Vision, Inc., TravElectric
                                            Services Corp. and REZ-TEK
                                            International Corp.


Ronald A. Ledgett, 57                       Senior Vice President - Fossil
Senior Vice President - Fossil              (since 1995), Senior Vice
                                            President - Power Delivery (1991-
                                            1995) and Director, Special
                                            Projects (1989-1991)


Alison Alden, 47                            Vice President - Sales & Service
Vice President - Sales & Service            (since 1993) and Director -
                                            Organization Development (1990-
                                            1993)

                                            Director, Harbor Electric Energy
                                            Company, Boston Energy Technology
                                            Group and Coneco Corp.


Robert A. Ruscitto, 51                      Vice President - Field Service and
Vice President - Field Service              Electric Delivery (since 1995),
and Electric Delivery                       Vice President - Electric Customer
                                            Service (1994-1995), General
                                            Manager, Electric Customer Service
                                            (1992-1994) and Manager,
                                            Metropolitan Transmission &
                                            Distribution Department
                                            (1990-1992)

                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Robert J. Weafer, Jr., 49                   Vice President - Finance,
Vice President - Finance,                   Controller and Chief Accounting
Controller and Chief                        Officer (since 1991), Controller
Accounting Officer                          (1988-1991) and Chief Accounting
                                            Officer (1983-1991)


Theodora S. Convisser, 48                   Clerk of the Corporation (since
Clerk of the Corporation                    1986) and Assistant General
                                            Counsel (since 1984)

                                            Clerk, Harbor Electric Energy
                                            Company, Boston Energy Technology
                                            Group, TravElectric Services
                                            Corp., Ener-G-Vision, Inc.,
                                            REZ-TEK International Corp. and
                                            Coneco Corp.

                                   Part II
                                   -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

(a) Market Information
----------------------

The Company's common stock is listed on the New York and Boston Stock
Exchanges.

Following are the reported high and low sales prices of the Company's common stock on the New York Stock Exchange as reported daily in the Wall Street
Journal for each of the quarters in 1995 and 1994:

                               1995                                1994
------------------------------------------------------------------------------
                         High        Low                     High        Low
------------------------------------------------------------------------------
First quarter          $25 1/2     $23 1/8                 $29 7/8     $26
Second quarter          27          23 3/8                  29 1/8      25 1/4
Third quarter           27 1/2      24 1/2                  27 5/8      22 3/4
Fourth quarter          29 1/2      26 3/4                  24 1/4      21 1/2
==============================================================================

(b) Holders
-----------

As of December 31, 1995, the Company had 38,205 holders of record of its common stock.

(c) Dividends
-------------

Following are the dividends declared per share of common stock for each of the quarters in 1995 and 1994:

                                              1995               1994
---------------------------------------------------------------------
First quarter                               $0.455             $0.440
Second quarter                               0.455              0.440
Third quarter                                0.455              0.440
Fourth quarter                               0.470              0.455
=====================================================================

(d) Other Information
---------------------

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements for the year ended December 31, 1995:
      Ratio of earnings to fixed charges        2.38

      Ratio of earnings to fixed charges and
      preferred stock dividend requirements     2.00

Item 6.  Selected Financial Data
--------------------------------

The following table summarizes five years of selected consolidated financial data of the Company (in thousands, except per share data).

                   1995         1994         1993         1992         1991
---------------------------------------------------------------------------
Operating
 revenues    $1,628,503   $1,544,735   $1,482,159   $1,411,753   $1,354,501

Net income      112,310      125,022      118,218      107,298       94,670

Earnings per
 common share      2.52(a)      2.41         2.28         2.10         1.96

Total assets  3,643,849    3,616,576    3,476,601    3,294,212    3,098,742

Long-term
 debt         1,160,223    1,136,617    1,272,497    1,091,073    1,136,765

Redeemable
 preferred/
 preference
 stock          217,000      219,000      221,000      221,000      221,333

Cash dividends
 declared per
 common share     1.835        1.775        1.715        1.655        1.595
===========================================================================

(a)  Excludes $0.44 per share restructuring charge.

Certain reclassifications were made to the data reported in prior years to conform with the method of presentation used in 1995.

Item 7.  Management's Discussion and Analysis
---------------------------------------------

Rate Regulation

The rates we charge our retail customers are regulated by our state regulators, the Massachusetts Department of Public Utilities (DPU). In 1992 the DPU approved a three-year settlement agreement effective November 1992. This agreement provided us with retail rate increases, allowed for the recovery of demand side management (DSM) conservation program costs, specified certain accounting adjustments and clarified the timing and recognition of certain expenses. The agreement also set a limit on our rate of return on common equity of 11.75% for 1993 through 1995, excluding any penalties or rewards from performance incentives.

The retail rate increases consisted of two annual base rate increases of $29 million effective November 1993 and November 1994 and an annual performance adjustment charge effective November 1992 through October 2000. The performance adjustment charge varies annually based on the performance of Pilgrim Nuclear Power Station. This charge is further described in the Electric Sales and Revenues section.

In addition to the retail rate increases, our results of operations were affected by the recovery of DSM program costs, accounting adjustments and the timing and recognition of certain expenses as further described in the following Results of Operations section.

We did not make a base rate filing upon the expiration of the 1992 settlement agreement, therefore base rates currently remain in effect at their 1995 levels.

In February 1996 we filed an industry restructuring plan with the DPU in response to its August 1995 order on restructuring the electric utility industry. This plan is expected to lead to negotiations with intervening parties that will result in an unbundling of our currently integrated monopoly business into a separate competitive electric production business and a regulated electric distribution business. Refer to Outlook for the Future for further information regarding the restructuring of the electric utility industry in Massachusetts.

Results of Operations

1995 versus 1994

Earnings per common share were $2.08 in 1995 and $2.41 in 1994. Earnings in 1995 reflect a one-time charge of $34 million ($20.7 million net of tax, or $0.44 per share) associated with our corporate restructuring. The charge reflects the costs of early retirement and severance programs implemented as part of our organizational streamlining and reorganization into business units. Excluding the one-time charge, earnings per common share were $2.52 in 1995, an increase of 4.6% over 1994. This increase is due to the $29 million annual retail base rate increase effective November 1994, the ending of amortization of deferred cancelled nuclear costs in 1994, a 1.2% increase in retail kWh sales and lower revenue reserve provisions. These positive impacts were partially offset by higher income tax, property tax, nuclear outage amortization and employee benefit expenses, and an award received on an eminent domain case in 1994.

Operating revenues

Operating revenues increased 5.4% over 1994 as follows:
(in thousands)
------------------------------------------------------
Retail electric revenues                       $59,419
Demand side management revenues                  8,783
Wholesale and other revenues                    11,126
Short-term sales revenues                        4,440
------------------------------------------------------
  Increase in operating revenues               $83,768
======================================================

Retail electric revenues increased $59 million. Approximately $28 million of the increased revenues was due to the November 1994 base rate increase and approximately $11 million was due to the increase in retail kWh sales. Fuel and purchased power revenues increased $11 million as a result of the timing effect of fuel and purchased power cost recovery. However, these higher revenues are offset by higher fuel and purchased power expenses and have no net effect on earnings. Performance revenues, which vary annually based on the operating performance of Pilgrim Station, increased $9 million primarily due to a higher performance rate effective in 1995 and a 17% increase in generation.

A new annual conservation charge for recovery of demand side management program costs was implemented in February 1995. Under this charge all 1995 program costs were recovered in 1995. This resulted in higher DSM revenues and expenses than in prior years when certain program costs were capitalized for recovery over six years.

The net increase in wholesale and other revenues is primarily due to a $10 million decrease in revenue reserve provisions, which are primarily related to wholesale customer contract issues.

The increase in short-term sales revenues is due to higher short-term sales resulting from higher generating availability in 1995. Revenues from short-term sales serve to reduce fuel and purchased power billings to retail customers and therefore have no net effect on earnings.

Operating expenses

Total fuel and purchased power expenses increased $22 million primarily due to the timing effect of fuel and purchased power cost collection. Excluding the timing effect, fuel expense increased 5% due to an 8% increase in fossil station generation while purchased power expense was unchanged. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

Other operations and maintenance expense increased 0.9% over 1994. Employee benefit expenses increased primarily due to higher postretirement benefit expenses recorded in accordance with the 1992 settlement agreement. We also incurred higher administrative costs in positioning the company for changes in the industry, which were offset by lower operating costs in the electric delivery business. Electric generation costs increased only 1% in 1995, primarily due to a refueling and maintenance outage at Pilgrim Station.

The $34 million one-time restructuring charge was incurred over the third and fourth quarters of 1995 as a result of our corporate reorganization announced in July 1995. As part of the reorganization 330 employees elected to retire under enhanced retirement programs and 149 employees whose positions were eliminated became eligible for benefits under a special severance program.

See Note F to the Consolidated Financial Statements for additional information. We expect to achieve ongoing savings as a result of the restructuring, with a payback period of approximately one year.

Depreciation and amortization expense increased due to a higher average depreciable plant balance.

In 1994 we fully expensed the remaining deferred costs of the cancelled Pilgrim 2 nuclear unit.

In the third quarter of 1995 we changed the amortization period of deferred nuclear outage costs to two years from five years as discussed in Note B to the Consolidated Financial Statements. The remaining $9 million of deferred costs allocable to retail customers for refueling outages performed in 1991 and 1993 was written off. Approximately $15 million of deferred costs from the 1995 refueling outage is being amortized over two years.

The increase in demand side management programs expense is related to the increase in DSM revenues. Beginning with the annual conservation charge implemented in February 1995, DSM costs are recovered and expensed primarily in the year incurred. The 1995 expense includes $31 million of 1995 program costs and $14 million of amortization of costs capitalized in 1992 through 1994.

Property and other taxes increased primarily due to higher Boston property taxes resulting from capital additions.

Our effective annual income tax rate for 1995 was 37.1% vs. 31.4% for 1994. The higher rate is the result of a $10 million adjustment to deferred income taxes made in 1994 in accordance with the 1992 settlement agreement.

Other income

The net decrease in other income is primarily due to a $5.7 million gain recognized in 1994 from a court ruling on a 1989 eminent domain taking of certain of our property.

Interest charges

Interest charges on long-term debt increased due to a $125 million debentures issuance in May 1995, partially offset by interest savings from first mortgage bond and debenture redemptions in 1994. Other interest charges increased slightly due to higher short-term interest rates partially offset by a lower average short-term debt level. Allowance for borrowed funds used during construction (AFUDC), which represents the financing costs of construction, decreased due to a lower construction work in progress balance and shorter construction periods, partially offset by a higher AFUDC rate related to the higher short-term interest rates.

1994 versus 1993

Earnings per common share were $2.41 in 1994 and $2.28 in 1993. The increase in earnings was primarily the result of the expiration of a long-term purchased power contract in October 1993, a $29 million annual retail base rate increase effective November 1993, a 2.0% increase in retail kWh sales and an award relating to an eminent domain case. These positive changes were partially offset by higher operations and maintenance, depreciation and amortization and income tax expenses.

Operating revenues

Operating revenues increased 4.2% over 1993 as follows:
(in thousands)
------------------------------------------------------
Retail electric revenues                       $62,945
Demand side management revenues                  5,056
Wholesale and other revenues                    (6,644)
Short-term sales revenues                        1,219
------------------------------------------------------
  Increase in operating revenues               $62,576
======================================================

Retail electric revenues increased $63 million. The November 1993 and 1994 base rate increases resulted in $29 million of the increased revenues, and approximately $6 million was due to the 2% increase in retail kWh sales. Fuel and purchased power revenues increased $28 million primarily due to the recovery of certain new purchased power expenses. In accordance with the 1992 settlement agreement, specific revenues related to the purchased power contract that expired in October 1993 were not affected.

Wholesale and other revenues decreased primarily due to an $8.5 million increase in revenue reserve provisions in 1994 related to certain wholesale customer contract issues.

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

Other operations and maintenance expense increased 7.4% primarily due to higher employee benefit expenses. Pension expense increased $20 million due to a higher contribution made to the pension plan for the year. In accordance with the 1992 settlement agreement, we recorded pension expense in the amount of the contribution to the plan.

Depreciation and amortization expense increased primarily due to a higher depreciable plant balance.

In 1994 we fully expensed the remaining deferred costs of the cancelled Pilgrim 2 nuclear unit. In accordance with the 1992 settlement agreement we did not expense any of these costs in 1993.

Amortization of deferred nuclear outage costs in 1994 and 1993 consists of amounts related to the 1993 and 1991 refueling outages at Pilgrim Station. In 1993 we deferred approximately $14 million of refueling outage costs. We began to amortize these costs in June 1993 over five years as approved in the 1992 settlement agreement.

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

Our effective annual income tax rate for 1994 was 31.4% vs. 23.4% for 1993. Both rates were reduced from the statutory rate by adjustments to deferred income taxes of $10 million in 1994 and $20 million in 1993 made in accordance with the 1992 settlement agreement.

Other income

In November 1994 a court ruling became effective providing us with an additional $5.7 million gain on a 1989 eminent domain taking of certain of our property.

Interest charges

Total interest charges did not change significantly. Interest charges on long-term debt decreased due to the first mortgage bond and debenture redemptions in 1994 and the significant first mortgage bond refinancing in 1993 at lower interest rates. This decrease was partially offset by higher amortization of redemption premiums. Other interest charges increased due to higher short-term interest rates partially offset by a lower average short-term debt level. AFUDC increased as a result of a higher AFUDC rate related to the higher short-term interest rates.

Electric Sales and Revenues

Electric sales

Retail kWh sales increased 1.2% in 1995 primarily due to the positive effects of a stronger economy on commercial customers. This sector represents approximately 50% of our electric operating revenues.

Demand side management conservation programs are designed to assist customers in reducing electricity use and, therefore, result in lower growth in electricity sales. We receive approval from our state regulators for DSM spending levels and recovery amounts through an annual conservation charge. Through 1994 we collected from customers certain DSM program costs primarily in the year incurred and other DSM program costs over a six-year period. In 1995 a new annual conservation charge was implemented under which all 1995 program costs were recovered in 1995. We are also provided with incentives and recovery of lost revenues based on the actual reduction in customer electricity usage from these programs and a return on the costs that we are recovering over six years.

Electric revenues

As discussed in the Rate Regulation section, our 1992 settlement agreement provided us with two annual retail base rate increases of $29 million effective in 1993 and 1994 and an eight-year annual performance adjustment charge. We did not make a base rate filing upon the expiration of the settlement agreement in 1995, therefore base rates currently remain in effect at their 1995 levels. Due to our continued commitment to controlling costs and increasing operating efficiencies, maintaining these rate levels in our current regulatory environment is not expected to significantly affect our financial condition or results of operations.

The annual performance adjustment charge provides us with opportunities to improve our financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor.
An annual capacity factor between 60% and 68% would provide us with approximately $51 million of revenues in the performance year ended October 1996. For each percentage point increase in capacity factor above 68%, annual revenues will increase by approximately $750,000. For each percentage point decrease in capacity factor below 60% (to a minimum of 35%), annual revenues will decrease by approximately $840,000. Pilgrim's capacity factor for the performance year ending October 1996 is currently expected to be approximately 91%, an increase from the 67% capacity factor achieved in the performance year ended October 1995. There are no major outages scheduled for the current performance year. Pilgrim was out of service in November 1994 and for a 73-day refueling and maintenance outage in 1995. We earned approximately $49 million in revenues related to Pilgrim's capacity factor in the performance year ended October 31, 1995.

Pilgrim Station was shut down for three months in 1994 due to a non-nuclear problem with its electrical generator. Regularly scheduled maintenance work was also performed during the shutdown. The power needs usually met by the station were met by other generating plants or purchased from other suppliers as necessary. We do not believe that the generator damage resulted from actions within our control. Our recovery of the incremental purchased power costs during the outage through fuel and purchased power revenues, however, is subject to review by the DPU under a generating unit performance program.

Liquidity

We meet our capital expenditure cash requirements primarily with internally generated funds. These funds provided for 95%, 98% and 77% of our plant and nuclear fuel expenditures in 1995, 1994 and 1993, respectively. Our current estimate of plant expenditures for 1996 is $160 million. These expenditures will be used primarily to maintain and improve existing transmission and distribution facilities. We expect plant expenditures to remain level or decline slightly from the 1996 amount in the four years thereafter. In addition to capital expenditures we have long-term debt and preferred stock payment requirements of $103.6 million per year in 1996 through 1998, $3.6 million in 1999 and $168.6 million in 2000.

External financings continue to be necessary to supplement our internally generated funds, primarily through the issuance of short-term commercial paper and bank borrowings. We currently have authority from our federal regulators, the Federal Energy Regulatory Commission (FERC), to issue up to $350 million of short-term debt. We have a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At
December 31, 1995, we had $126 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the DPU approved our financing plan to issue up to $500 million of securities through 1996 using the proceeds to refinance short and long-term securities and for capital expenditures. Refer to Notes J and K to the Consolidated Financial Statements for specific information relating to our recent financing activities.

Outlook for the Future

Competition

Competitive pressures on the electric utility industry have increased due to a variety of factors, including legislative and regulatory proceedings at both federal and state levels and changes in customer expectations. The trend is toward promotion of increased competition through modified regulation of the industry.

To date the effects of competition have been most prominent in the wholesale electric market. In response to increased competition from other electric utilities and nonutility generators to sell electricity for resale, we secured long-term power supply agreements with our six wholesale customers that set rates through 2002 and beyond. In 1995, our largest retail customer, the Massachusetts Port Authority (Massport), issued a request for proposals for a wholesale supplier of electricity. We successfully retained Massport as a customer through a ten-year wholesale power supply agreement effective November 1995. We are awaiting approval of this agreement from the FERC.

In March 1995 the FERC issued a Notice of Proposed Rulemaking (NOPR) addressing open transmission access and recovery of previously incurred costs. If approved, the NOPR would require all utilities with transmission systems to file open access tariffs at the FERC, to provide service under those tariffs to transmission customers comparable to service provided to their electric energy customers and to take service under the tariffs for wholesale purchases and sales. The NOPR also supports the full recovery of legitimate and verifiable costs previously incurred under federal and state regulation. The provisions in the NOPR provide a framework for significant changes in the electric utility industry.

We have also been experiencing increased competition in the retail electric market. Competition currently exists with alternative fuel suppliers as customers are able to substitute natural gas, steam or oil for electricity for heating or cooling purposes. In addition, industrial and large commercial customers may pursue options to generate their own electric power or factor the cost of electricity into their decisions to relocate to new service territories. Electric utilities are thus under increasing pressure from these customers to discount rates.

In August 1995 the DPU issued an order on restructuring of the electric utility industry. The order provides for Massachusetts-based electric utilities to restructure their operations to encourage more competition for customers. It also includes the following principles for a restructured electric industry:

  -  provide the broadest possible customer choice
  - provide all customers with an opportunity to share in the benefits of increased competition
  -  ensure full and fair competition in generation markets
  -  functionally separate generation, transmission and distribution services
  -  provide universal service
  -  support and further the goals of environmental regulation
  - rely on incentive regulation where a fully competitive market cannot exist, or does not yet exist

The DPU order also set the following principles to guide the transition from a regulated to a competitive industry structure:

  -  honor existing commitments
  -  unbundle rates for generation, transmission and distribution
  -  reduce rates in the near term
  -  maintain demand side management programs
  -  ensure an orderly and quick transition that minimizes customer confusion

The order provides a reasonable opportunity for the recovery of net, nonmitigatable potentially strandable costs (strandable costs), over a period of up to ten years. These costs include investments in plant that might not be recoverable in a competitive market, liabilities for future decommissioning of nuclear plants, the amounts by which certain purchase power contracts exceed the competitive price for generation, and prudently incurred regulatory assets. We are looking at possibilities for mitigating our potentially strandable costs, including potential revisions to depreciation and amortization periods.

The order establishes only general principles for the transition to a competitive market and does not establish a particular model for the new industry structure. Each of the Massachusetts-based electric utilities is required to develop a plan for moving toward competition consistent with the DPU's order and encouraged to negotiate with all interested parties while doing so. We were one of three companies required to file a restructuring plan in February 1996. Our plan is consistent with the general principles outlined in the order, including unbundled rates for generation, transmission and distribution. It provides for and is based upon full recovery of strandable costs through a nonbypassable access charge. This charge is to be paid by customers as a condition of receiving service over our distribution system, which remains a monopoly function. We expect to enter into negotiations with intervening parties that will result in new rates and performance incentives to be implemented in the new industry structure.

In addition to our involvement in the DPU's restructuring proceedings, we are actively responding to the current and anticipated changes in the industry in several ways. In 1995 we reorganized the company into separate business units in order to strengthen our competitiveness. These business units, Customer, Generating-Fossil, Generating-Nuclear and Corporate Services, were designed to sharpen management focus along our significant lines of operation while maintaining company-wide strategic goals. As a result of enhanced retirement programs and a special severance program offered during this corporate restructuring, we reduced our workforce by 12%. We expect to achieve ongoing savings as a result of the restructuring, with a payback period of approximately one year. We also continued to develop customer alliances and provided economic development rates to some customers. In addition, we currently have a special lower rate available for a small number of large manufacturing customers on a limited basis and we recently implemented a one-year pilot program that uses a competitive market index to set electric rates for a limited number of customers. These actions all signify our commitment to be a competitively priced, reliable provider of energy. We do not expect the economic development rates, the lower manufacturing customer rates or the pilot program to have a significant impact on our financial condition or results of operations.

In the rate-regulated environment based on cost recovery that we have traditionally operated in, we are subject to certain accounting standards that are not applicable to other businesses and industries. The standards allow us to record certain costs as regulatory assets instead of as expenses when incurred when we expect to receive future rate recovery of the costs. We believe that we currently meet the criteria of these standards. In addition to the specifically identified regulatory assets on our consolidated balance sheets, there may be differences in the carrying value of our net utility plant compared to what the amount would have been if we were not subject to rate regulation. These potential differences would be due to differing plant depreciable lives for regulatory and non-regulatory accounting standards. We have not yet fully determined to what extent such differences may exist. The effects of competition and modified regulation could, in the near term, cause us to no longer meet the criteria for application of the regulatory accounting standards for some of our operations. Should this occur we would have to take a noncash write-off of our affected regulatory assets and adjust our affected plant balances if necessary by recording an addition to depreciation expense at that time. However, the DPU order on industry restructuring provides a reasonable opportunity for recovery of these previously incurred costs, which are also provided for in our related plan. We expect to recover all strandable costs through our distribution system, which we expect will remain rate-regulated, and therefore will continue to meet the criteria of these accounting standards. If it does not continue to be likely that we will recover all our regulatory assets and generating plant costs as our restructuring plan is ultimately finalized, we would have to write off such portions that are no longer probable of recovery in accordance with Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. See Note M to the Consolidated Financial Statements for information on this new accounting standard. The nonrecovery of specifically identified and other embedded regulatory assets or plant costs could have a material impact on our results of operations and financial condition.

Resource regulation

In this period of transition in the electric utility industry we remain subject to current regulatory requirements. The DPU requires utilities to purchase power from qualifying nonutility generators at prices set through a bidding process. In a continuation of a dispute which originated in 1991, the DPU is currently investigating whether we should again be ordered to negotiate a contract to purchase power from an independent power producer, JMC Altresco, Inc. We have consistently opposed this order since we do not believe we need any new power for several years and the proposed contract would impose excessive costs on our customers. In 1995 we filed a motion to dismiss the matter, which is pending. We also filed testimony comparing the cost of Altresco to projected market costs and hearings are currently ongoing. In a separate but related matter, we appealed the Massachusetts Energy Facilities Siting Board's (EFSB) approval of construction of Altresco's proposed generating station based partly on the EFSB's failure to consider market information and forecasts.

We also currently remain subject to the DPU's integrated resource management
(IRM) process in which electric utilities forecast their future energy needs and propose how they will meet those needs by balancing conservation programs with all other supplies of energy. As a result of our 1994 IRM filing, the DPU found that we did not have a need for additional generating capacity through 2001 and therefore were not required to issue a competitive request for proposals for new generating capacity. Required updates to our IRM filing have been postponed due to the current industry restructuring proceedings ongoing at the DPU.

Nonutility business

We have an unregulated subsidiary, Boston Energy Technology Group (BETG), in which we have authority from the DPU to invest up to $45 million. This wholly owned subsidiary engages primarily in energy conservation services and the production of water treatment systems. In 1996 BETG entered into a joint venture to build a series of ice-based cooling systems as an alternative to costly chemical systems. BETG's investment in this joint venture, Northwind Boston, is not material.

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

We own or operate approximately 40 properties where oil or hazardous materials were previously spilled or released. We are required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection (DEP) and are continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where we are alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites we are one of many potentially responsible parties and we currently expect to have only a small percentage of the potential liability. Through December 31, 1995, we have accrued approximately $7 million related to our cleanup liabilities. We are unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on our assessments of the specific site circumstances, we do not expect any such additional costs to have a material impact on our financial condition. However, additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Uncertainties continue to exist with respect to the disposal of both spent nuclear fuel and low-level radioactive waste (LLW) resulting from the operation of Pilgrim Station. The United States Department of Energy (DOE) is responsible for the ultimate disposal of spent nuclear fuel; however, there are uncertainties regarding the DOE's schedule of acceptance of spent fuel for disposal. In 1995 we regained access to the LLW disposal facility located in Barnwell, South Carolina. Refer to Note E to the Consolidated Financial Statements for further discussion regarding spent nuclear fuel and LLW disposal.

As part of a 1991 DEP consent order, we are currently required to fuel New Boston Station exclusively by natural gas, except in certain emergency circumstances. The station has the ability to burn natural gas, oil or both. We have arrangements for a firm supply of natural gas to run the station at a minimum level and are developing a least-cost plan for operating beyond this minimum level which principally utilizes interruptible gas supplies or short-term capacity purchases.

The 1990 Clean Air Act Amendments require a significant reduction in nationwide emissions of sulfur dioxide from fossil fuel-fired generating units. The reduction will be accomplished by restricting sulfur dioxide emissions through a market-based system of allowances. We currently have allowances that are in excess of our needs and which may be marketable. Any gain from the sale of these allowances may be subject to future regulatory treatment. Other provisions of the 1990 Clean Air Act Amendments involve limitations on emissions of nitrogen oxides from existing generating units. Combustion system modifications made to New Boston and Mystic Stations, including the installation of low nitrogen oxides burners at New Boston, have allowed the units to meet the provisions of the 1995 standards. Depending upon the outcome of certain DEP air quality modeling studies currently in progress, additional emission reductions may also be required by 1999 or years thereafter. The extent of any additional emission restrictions and the cost of any further modifications is uncertain at this time.

Public concern continues regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. Some scientific reviews conducted to date have suggested associations between EMF and potential health effects, while other studies have not substantiated such associations. We support further research into the subject and are participating in the funding of industry-sponsored studies. We are aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. We have addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons; however, to date we have not been significantly affected by these developments. We continue to closely monitor all aspects of the EMF issue.

Litigation

In 1991 we were named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by our 1988 reduction in force. Legal counsel continues to vigorously defend this case. We have also been named as a party in a lawsuit by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs are claiming certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. We believe that we have a strong defense in this case. We are also involved in certain other legal matters. We are unable to fully determine a range of reasonably possible litigation costs in excess of amounts previously accrued, although based on the information currently available, we do not expect that any such additional costs will have a material impact on our financial condition. However, additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

New accounting pronouncement

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is effective in 1996. This statement establishes accounting standards for recognizing and measuring asset impairment losses. Refer to Note M to the Consolidated Financial Statements for more information regarding this statement and its potential effects.

Safe harbor cautionary statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

The above sections include certain forward-looking statements about the effects of the industry restructuring process and our related plan, operating results, Pilgrim Station's performance and environmental and legal issues.

The effects of the industry restructuring process currently underway at the DPU and our related plan could differ from our expectations. This could occur as regulatory decisions and negotiated settlements between utilities and intervenors are finalized during the restructuring process. In addition, the development of a competitive electric generation market and the impacts of actual electric supply and demand in New England may affect the ultimate results of the industry restructuring and our plan.

The impacts of our continued cost control procedures on our operating results could differ from our expectations. The effects of changes in economic conditions, tax rates, interest rates, technology and the prices and availability of operating supplies could materially affect our projected operating results.

Pilgrim Station's performance could differ from our expectations. The station's capacity factor could be impacted by changes in regulations or by unplanned outages resulting from certain operating conditions.

The impacts of various environmental and legal issues could differ from our expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect our estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect our estimated litigation costs.

Item 8.  Financial Statements and Supplementary Financial Information
---------------------------------------------------------------------

Consolidated Statements of Income
                                                   years ended December 31,
(in thousands, except earnings per share)      1995        1994        1993
---------------------------------------------------------------------------
Operating revenues                       $1,628,503  $1,544,735  $1,482,159
---------------------------------------------------------------------------
Operating expenses:
     Fuel                                   170,337     156,951     170,799
     Purchased power                        365,469     356,874     370,049
     Other operations and maintenance       439,263     435,824     405,609
     Restructuring costs                     34,000           0           0
     Depreciation and amortization          153,339     148,845     137,710
     Amortization of deferred cost of
      cancelled nuclear unit                      0      19,791           0
     Amortization of deferred nuclear
      outage costs                           18,933       7,721       6,546
     Demand side management programs         45,125      35,438      37,504
     Taxes - property and other             106,361     100,015      93,102
     Income taxes                            68,276      54,798      35,143
---------------------------------------------------------------------------
      Total operating expenses            1,401,103   1,316,257   1,256,462
---------------------------------------------------------------------------
Operating income                            227,400     228,478     225,697
Other income (expense), net                    (575)      3,979         211
---------------------------------------------------------------------------
Operating and other income                  226,825     232,457     225,908
---------------------------------------------------------------------------
Interest charges:
     Long-term debt                         106,640     102,570     104,375
     Other                                   12,642      12,343       9,778
     Allowance for borrowed funds used
      during construction                    (4,767)     (7,478)     (6,463)
---------------------------------------------------------------------------
      Total interest charges                114,515     107,435     107,690
---------------------------------------------------------------------------
Net income                                  112,310     125,022     118,218
Preferred dividends provided                 15,571      15,765      15,705
---------------------------------------------------------------------------
Balance available for common stock       $   96,739  $  109,257  $  102,513
===========================================================================

Weighted average common shares outstanding   46,592      45,338      44,959

Earnings per share of common stock       $     2.08  $     2.41  $     2.28
===========================================================================

Consolidated Statements of Retained Earnings
                                                   years ended December 31,
(in thousands)                                 1995        1994        1993
---------------------------------------------------------------------------
Balance at beginning of year             $  247,004  $  218,292  $  192,948
     Net income                             112,310     125,022     118,218
---------------------------------------------------------------------------
      Subtotal                              359,314     343,314     311,166
---------------------------------------------------------------------------
Cash dividends declared:
     Preferred stock                         15,571      15,765      15,705
     Common stock                            86,399      80,545      77,169
---------------------------------------------------------------------------
      Subtotal                              101,970      96,310      92,874
---------------------------------------------------------------------------
Balance at end of year                   $  257,344  $  247,004  $  218,292
===========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
                                                                  December 31,
(in thousands)                                     1995                   1994
------------------------------------------------------------------------------
Assets
Utility plant in service, at
 original cost                     $4,315,422            $4,074,810
  Less: accumulated depreciation    1,439,996 $2,875,426  1,344,452 $2,730,358
------------------------------------------------------------------------------
Nuclear fuel                          302,594               291,836
  Less: accumulated amortization      251,951     50,643    236,239     55,597
------------------------------------------------------------------------------
Construction work in progress                     29,573               144,048
------------------------------------------------------------------------------
  Net utility plant                            2,955,642             2,930,003
Investments in electric companies,
 at equity                                        23,620                24,678
Nuclear decommissioning trust                    102,894                82,831
Current assets:
  Cash and cash equivalents             5,841                 6,822
  Accounts receivable                 219,114               189,361
  Accrued unbilled revenues            37,113                32,240
  Fuel, materials and supplies,
   at average cost                     59,631                71,560
  Prepaid expenses and other           23,607    345,306     26,693    326,676
------------------------------------------------------------------------------
Deferred debits:
  Regulatory assets                   156,774               198,148
  Intangible asset - pension           27,386                22,849
  Other                                32,227    216,387     31,391    252,388
------------------------------------------------------------------------------
   Total assets                               $3,643,849            $3,616,576
==============================================================================

Capitalization and Liabilities
Common stock equity                           $  989,438            $  915,747
Cumulative preferred stock:
  Nonmandatory redeemable series                 123,000               123,000
  Mandatory redeemable series                     92,000                94,000
Long-term debt                                 1,160,223             1,136,617
Current liabilities:
  Long-term debt/preferred
   stock due within one year       $  102,667            $  102,250
  Notes payable                       126,441               214,786
  Accounts payable                    133,474               130,496
  Accrued interest                     25,113                24,464
  Dividends payable                    25,351                23,533
  Pension benefits                     32,602                31,908
  Other                               105,442    551,090     85,204    612,641
------------------------------------------------------------------------------
Deferred credits:
  Power contracts                      21,396                40,277
  Accumulated deferred income taxes   497,282               515,454
  Accumulated deferred investment
   tax credits                         62,970                67,048
  Nuclear decommissioning reserve     113,288                92,404
  Other                                33,162    728,098     19,388    734,571
------------------------------------------------------------------------------
Commitments and contingencies                          -                     -
------------------------------------------------------------------------------
   Total capitalization and liabilities       $3,643,849            $3,616,576
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
                                                     years ended December 31,
(in thousands)                                       1995      1994      1993
-----------------------------------------------------------------------------
Operating activities:
  Net income                                     $112,310  $125,022  $118,218
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation                                  148,630   142,932   130,074
    Amortization of nuclear fuel                   19,029    18,810    21,816
    Amortization of deferred cost of cancelled
     nuclear unit, net                                  0    19,067         0
    Amortization of deferred nuclear outage
     costs                                         18,933     7,721     6,546
    Other amortization                             15,702    14,692    10,158
    Deferred income taxes                         (21,115)   (4,184)   10,303
    Investment tax credits                         (4,078)   (4,092)   (4,073)
    Allowance for borrowed funds used during
     construction                                  (4,767)   (7,478)   (6,463)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                            (34,626)  (20,701)   13,206
    Fuel, materials and supplies                    7,202     3,093     9,722
    Accounts payable                                2,978    23,196   (18,916)
    Other current assets and liabilities           26,485    35,217    25,660
    Other, net                                     23,975    14,847   (20,437)
-----------------------------------------------------------------------------
Net cash provided by operating activities         310,658   368,142   295,814
-----------------------------------------------------------------------------
Investing activities:
  Plant expenditures (excluding AFUDC)           (180,822) (198,771) (246,774)
  Nuclear fuel expenditures                       (13,621)  (21,934)   (6,491)
  Capitalized demand side management
   expenditures                                         0   (37,007)  (37,156)
  Sale of plant assets, net                         3,018    15,972         0
  Nuclear decommissioning trust investments       (20,063)  (16,771)  (15,189)
  Electric company investments                      1,058      (386)    1,106
-----------------------------------------------------------------------------
Net cash used by investing activities            (210,430) (258,897) (304,504)
-----------------------------------------------------------------------------
Financing activities:
  Issuances:
   Common stock                                    64,888    10,634    10,855
   Preferred stock                                      0         0    40,000
   Long-term debt                                 125,000    15,000   815,000
  Redemptions:
   Preferred stock                                 (2,000)   (2,000)  (40,000)
   Long-term debt                                (100,600)  (50,000) (648,625)
  Net change in notes payable                     (88,345)   10,635   (71,349)
  Dividends paid                                 (100,152)  (95,460)  (92,370)
-----------------------------------------------------------------------------
Net cash provided (used) by financing activities (101,209) (111,191)   13,511
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                         (981)   (1,946)    4,821
Cash and cash equivalents at the
 beginning of the year                              6,822     8,768     3,947
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the year $  5,841  $  6,822  $  8,768
=============================================================================

Cash paid during the year for:
  Interest, net of amounts capitalized           $113,945  $108,462  $103,720
  Income taxes                                   $ 96,180  $ 46,074  $ 30,305

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Nature of Operations

We are an investor-owned regulated public utility operating in the energy and energy services business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of our generation is produced by a nuclear unit, Pilgrim Station. We supply electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. We also supply electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues were 89% retail and 11% wholesale in 1995.

Note B. Significant Accounting Policies

1.  Basis of Consolidation and Accounting

The consolidated financial statements include the activities of our wholly owned subsidiaries, Harbor Electric Energy Company and Boston Energy Technology Group. All significant intercompany transactions have been eliminated. Certain prior period amounts on the financial statements were reclassified to conform with the current presentation.

We follow accounting policies prescribed by our federal and state regulators, the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities (DPU). We are also subject to the accounting and reporting requirements of the Securities and Exchange Commission. The financial statements conform with generally accepted accounting principles
(GAAP). As a rate-regulated company we are subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), under GAAP. The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

4.  Depreciation and Nuclear Fuel Amortization

Our physical property was depreciated on a straight-line basis in 1995, 1994 and 1993 at composite rates of 3.10%, 3.11% and 3.09% per year, respectively, based on estimated useful lives of the various classes of property. The cost of decommissioning Pilgrim Station is excluded from these depreciation rates. When property units are retired, their cost, net of salvage value, is charged to accumulated depreciation.

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

5.  Amortization of Deferred Nuclear Outage Costs

We defer the incremental costs associated with nuclear refueling outages and amortize them over future periods. In 1995 we changed the amortization period to two years from five years. The two-year amortization period is consistent with the two-year cycle between nuclear refueling outages at Pilgrim Station. The change from the prior five-year amortization period approved in the 1992 settlement agreement was made following the DPU's August 1995 order on electric industry restructuring, which is discussed further in the Outlook for the Future section of Management's Discussion and Analysis. This order requires utilities to mitigate potentially strandable costs by available and reasonable means. The prior regulatory treatment of recovery over a five year period resulted in a significant lag between the expenditure and recovery of outage costs. We decided not to request recovery of the buildup of costs resulting from this regulatory lag. Accordingly, the remaining $9 million of deferred costs allocable to retail customers for refueling outages performed in 1991 and 1993 was written off. Approximately $15 million of deferred costs from the 1995 refueling outage is being amortized over two years.

6.  Amortization of Discounts and Redemption Premiums on Debt

We expense discounts, redemption premiums and related costs associated with issuances or redemptions of long-term debt or the refinancing of existing debt over the life of the debt or the replacement debt subject to regulatory approval.

7.  Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance plant expenditures. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Our AFUDC rates in 1995, 1994 and 1993 were 6.35%, 4.45% and 3.62%, respectively, and represented only the cost of short-term debt.

8.  Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid securities with maturities of three months or less when purchased. Outstanding checks are included in cash and accounts payable until presented for payment.

9.  Allowance for Doubtful Accounts

Our accounts receivable are substantially all recoverable. This recovery occurs both from customer payments and from the portion of customer charges that provides for the recovery of bad debt expense. Accordingly, we do not maintain a significant allowance for doubtful accounts balance.

10.  Regulatory Assets

Regulatory assets represent costs incurred which are expected to be collected from customers through future charges in accordance with agreements with the DPU. These costs are to be expensed when the corresponding revenues are received in order to appropriately match revenues and expenses. The majority of these costs is currently being recovered from customers over varying time periods. No return on investment was earned on the regulatory assets.

Regulatory assets consisted of the following:
                                                      December 31,
                                           1995               1994
------------------------------------------------------------------
Redemption premiums                    $ 44,709            $52,859
Income taxes, net                        46,121             44,745
Power contracts                          21,396             40,277
Pension and postretirement costs         13,811             22,761
Nuclear outage costs                     13,471             17,804
Other                                    17,266             19,702
------------------------------------------------------------------
                                       $156,774           $198,148
==================================================================

Note C. Rate Regulation

In 1992 the DPU approved a three-year settlement agreement relating to our rate case proceedings. The agreement provided for retail rate increases, accounting adjustments and demand side management program expenditures; clarified the timing and recognition of certain expenses and set limits on our rate of return on common equity through 1995.

In February 1996 we filed an industry restructuring plan with the DPU in response to its August 1995 order on restructuring the electric utility industry. This plan is expected to lead to negotiations with intervening parties that will result in new rates and performance incentives to be implemented in a new industry structure with a competitive generation market and incentive-regulated transmission and distribution systems. Refer to Management's Discussion and Analysis for further information regarding the restructuring of the electric utility industry in Massachusetts and our proposed plan. State regulatory proceedings do not affect our contract or wholesale power rates, which are regulated by the FERC.

Note D. Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109 we recorded net regulatory assets of $46.1 million and $44.7 million and corresponding net increases in accumulated deferred income taxes as of December 31, 1995, and December 31, 1994, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes consisted of the following:
                                                                  December 31,
(in thousands)                                     1995                   1994
------------------------------------------------------------------------------
Deferred tax liabilities:
  Plant-related                                $521,280               $511,572
  Other                                          95,148                105,786
------------------------------------------------------------------------------
                                                616,428                617,358
------------------------------------------------------------------------------
Deferred tax assets:
  Plant-related                                  12,590                 13,216
  Investment tax credits                         40,632                 43,273
  Alternative minimum tax                             0                  1,332
  Other                                          65,924                 44,083
------------------------------------------------------------------------------
                                                119,146                101,904
------------------------------------------------------------------------------
    Net accumulated deferred income taxes      $497,282               $515,454
==============================================================================

No valuation allowances for deferred tax assets are deemed necessary.

Components of income tax expense were as follows:
                                                      years ended December 31,
(in thousands)                                      1995       1994      1993
-----------------------------------------------------------------------------
Current income tax expense                       $93,469    $63,358   $28,913
Deferred tax expense                             (21,115)    (4,468)   10,303
Investment tax credits                            (4,078)    (4,092)   (4,073)
-----------------------------------------------------------------------------
  Income taxes charged to operations              68,276     54,798    35,143
-----------------------------------------------------------------------------
Taxes on other income:
  Current                                         (1,729)     2,550     1,205
  Deferred                                             0        284         0
-----------------------------------------------------------------------------
                                                  (1,729)     2,834     1,205
-----------------------------------------------------------------------------
     Total income tax expense                    $66,547    $57,632   $36,348
=============================================================================

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:
                                                    1995       1994      1993
-----------------------------------------------------------------------------
Statutory tax rate                                  35.0%      35.0%     35.0%
State income tax, net of federal income tax benefit  4.3        4.3       4.2
Investment tax credits                              (2.3)      (2.3)     (2.6)
Municipal property tax adjustment                      -          -      (0.6)
Reversal of deferred taxes - settlement agreement      -       (5.5)    (13.0)
Other                                                0.1       (0.1)      0.4
-----------------------------------------------------------------------------
  Effective tax rate                                37.1%      31.4%     23.4%
=============================================================================

Note E. Nuclear Decommissioning and Nuclear Waste Disposal

1.  Nuclear Decommissioning

When Pilgrim Station's operating license expires in 2012 we will be required to decommission the plant. We are currently expensing an estimate of the decommissioning costs over Pilgrim's expected service life. The 1995 expense of approximately $14 million is included in depreciation expense on the consolidated income statement. The estimate used to determine our annual expense is based on a 1991 study that documents a cost of approximately $328 million to decommission the plant using the "green field" method, which provides for the plant site to be completely restored to its original state. The cost estimate, which involves many uncertainties, was incorporated in our

1992 retail settlement agreement. We receive recovery of the annual expense from charges to our retail customers and from other utility companies and municipalities which purchase a contracted amount of Pilgrim's electric generation. The funds we collect from decommissioning charges are deposited in an external trust and are restricted so that they may only be used for decommissioning and related expenses. The net earnings on the trust funds, which are also restricted, increase the nuclear decommissioning fund balance and nuclear decommissioning reserve, thus reducing the amount to be collected from customers.

The 1991 decommissioning study was partially updated for internal planning purposes in order to evaluate the potential impact of long-term spent fuel storage options resulting from delays in the United States Department of Energy (DOE) spent fuel removal program. (See part 2 below for a discussion of spent fuel removal.) The partial update indicates an estimated decommissioning cost of $400 million in 1991 dollars based upon a revised spent fuel removal schedule and utilization of dry spent fuel storage technology. No further update is currently available; however, we will continue to monitor DOE spent fuel removal schedules and developments in spent fuel storage technology along with their impact on the decommissioning estimate.

In February 1996 the Financial Accounting Standards Board (FASB) issued proposed new rules for accounting for liabilities related to closure and removal of long-lived assets, which includes decommissioning. If these draft rules are adopted we would be required to retroactively recognize the entire estimated liability for decommissioning costs on the balance sheet, offset by an addition to nuclear plant. The plant addition would be depreciated over Pilgrim's expected service life. The liability would be measured based on the present value of estimated future cash flows. The cumulative effect of adoption of these proposed rules could result in a regulatory asset to be recovered from customers to the extent that the present value difference in the liability between when the liability was incurred and when the rules are adopted exceeds the depreciation expense previously recognized for decommissioning. If it is not probable that we could recover these costs from customers, we would have to charge the cumulative effect of the difference to income instead of recording a regulatory asset. In addition, trust fund earnings would be reported on the income statement.

2.  Spent Nuclear Fuel

The spent fuel storage facility at Pilgrim Station provides storage capacity through approximately 2003. We have a license amendment from the Nuclear Regulatory Commission to modify the facility to provide sufficient room for spent nuclear fuel generated through the end of Pilgrim's operating license in 2012; however, any further modifications are subject to review by the DPU. We are actively exploring the feasibility of other spent fuel storage facilities and technologies.

It is the ultimate responsibility of the DOE to permanently dispose of spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982. We currently pay a fee of $1.00 per net megawatthour sold from Pilgrim Station generation under a nuclear fuel disposal contract with the DOE. The fee is collected from customers through fuel charges. The DOE is conducting scientific studies evaluating a potential spent nuclear fuel repository site at Yucca Mountain, Nevada. The potential site, however, has encountered substantial public and political opposition and the DOE has publicly stated that it may be unable to construct such a repository in a timely manner. In 1994 we and other interested parties filed petitions in the U.S. Court of

Appeals for the D.C. Circuit seeking declaratory rulings that the DOE is obligated to begin taking spent nuclear fuel for disposal in 1998. The DOE has sought to dismiss those petitions and a court ruling is awaited. It is unknown at this time whether and on what schedule the DOE will eventually construct a spent fuel repository and what the effect on us will be of any delays in such construction.

3.  Low-Level Radioactive Waste

We regained access to low-level radioactive waste (LLW) disposal facilities located in Barnwell, South Carolina, in 1995. This site is currently the only disposal facility available to us. Legislation has been enacted in Massachusetts establishing a regulatory process for managing the state's LLW, including the possible siting, licensing and construction of a disposal facility within the state, or, alternatively, an agreement with one or more other states. Pending the construction of a disposal facility within the state or the adoption by the state of some other LLW management procedure, we will continue to monitor the situation and investigate other available options.

4.  Other Nuclear Units

We are an investor in and customer of two other domestic nuclear units. Both of these units receive, through the rates charged to their customers, an amount to cover the estimated costs to dispose of their spent nuclear fuel and to decommission the units at the end of their useful lives.

Note F. Corporate Restructuring

In 1995 we streamlined the corporate organization and reorganized the company into separate business units in order to strengthen our competitiveness in the changing electric energy market. In conjunction with this reorganization we offered enhanced retirement programs and implemented a special severance program to reduce employee staffing levels. Under the enhanced retirement programs 330 employees elected to retire, and 149 employees whose positions were eliminated became eligible for benefits under the special severance program. These programs resulted in a $34 million pre-tax charge ($20.7 million net of tax) over the third and fourth quarters of 1995. The charge consisted of $24 million for the retirement programs and $10 million for the severance program.

The enhanced retirement programs were offered to all employees at least 55 years old, with different years of service requirements for management and union employees. The programs provided for supplemental salary payments and waivers of the early retirement pension reduction and the medical and life insurance benefits years of service requirement. The special severance program was provided for all employees whose positions were eliminated in the reorganization, who were all management and administrative support personnel. Severance benefits provided were salary payments, medical insurance and outplacement services. The retirement programs' pension and medical and life insurance benefits, totalling $16 million, will be paid from pension and employee benefit trusts. The liabilities to the trusts are included on the consolidated balance sheet at December 31, 1995, in pension benefits and other current liabilities. All other benefits are being paid from general corporate funds. As of December 31, 1995, $10 million had been paid and $8 million remained in other current liabilities.

Note G. Pensions and Other Postretirement Benefits

1.  Pensions

We have a defined benefit funded retirement plan with certain contributory features that covers substantially all employees. Benefits are based upon an employee's years of service and highest eligible average compensation during the last ten years of credited employment. Our funding policy is to contribute an amount each year that is not less than the minimum required contribution under federal law or greater than the maximum tax deductible amount. The retirement plan assets consist of equities, bonds, money market funds, insurance contracts and real estate funds.

We also have a supplemental pension plan for certain management employees. Benefits under this plan are based on final compensation upon retirement. The plan is not funded. The plan's cost and benefit obligation amounts are included in the following pension information for 1995. Amounts related to the plan prior to 1995 were not material to our total pension costs and obligations.

Net pension cost consisted of the following components:
                                                     years ended December 31,
(in thousands)                                   1995        1994        1993
-----------------------------------------------------------------------------
Current service cost - benefits earned        $11,339     $15,057    $ 11,734
Interest cost on projected benefit
   obligation                                  31,789      33,961      33,181
Actual net loss/(return) on plan assets       (72,192)        214     (44,470)
Net amortization and deferral                  49,557     (32,169)      8,528
-----------------------------------------------------------------------------
  Net pension cost (a)                        $20,493     $17,063    $  8,973
=============================================================================

(a) In accordance with our 1992 settlement agreement we deferred the difference in the net pension cost of the retirement plan and its annual funding amount. Net deferred costs amounted to ($1.2) million and $6.5 million at December 31, 1995 and 1994, respectively. Total net pension costs recorded as expense in 1995, 1994 and 1993 were $28 million, $25 million and $5 million, respectively.

We used the following assumptions for calculating pension cost:
                                                 1995        1994        1993
-----------------------------------------------------------------------------
Discount rate                                    8.25%       7.00%       8.25%
Expected long-term rate of return on assets     10.00%      10.00%      10.00%
Compensation increase rate                       3.90%       4.50%       4.50%
-----------------------------------------------------------------------------

The pension plans' funded status was as follows:
                                                                 December 31,
(in thousands)                                               1995        1994
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
 vested benefits of $386,020 and $305,632 (b)            $401,329    $321,072
=============================================================================

Plan assets at fair value                                $358,572    $289,164
Projected obligation for service rendered
 to date                                                 (487,702)   (387,910)
-----------------------------------------------------------------------------
Projected benefit obligation in excess of
 plan assets                                             (129,130)    (98,746)
Unrecognized prior service cost                            22,506      13,328
Unrecognized net loss                                      83,187      67,361
Unrecognized net obligation                                 8,064       8,998
Minimum liability adjustment (c)                          (27,386)    (22,849)
-----------------------------------------------------------------------------
  Net pension liability (d)                              $(42,759)   $(31,908)
=============================================================================

(b) The accumulated benefit obligation at December 31, 1995, includes $13.5 million related to the enhanced retirement programs offered in 1995 as discussed in Note F.

(c) Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (SFAS 87), requires the recognition of an additional minimum liability for the excess of accumulated benefits over the fair value of plan assets and accrued pension costs. In accordance with SFAS 87 we recorded additional minimum liabilities and corresponding intangible assets of $27 million and $23 million on our consolidated balance sheets at December 31, 1995 and 1994, respectively.

(d) Net pension liability included on the consolidated balance sheets in current liabilities is $33 million and $32 million, and in deferred credits is $10 million and $0 at December 31, 1995 and 1994, respectively.

We used the following assumptions for calculating the plans' year-end funded status:
                                                             1995        1994
-----------------------------------------------------------------------------
Discount rate                                                7.25%       8.25%
Compensation increase rate                                   3.90%       3.90%
-----------------------------------------------------------------------------

We also provide defined contribution 401(k) plans for substantially all our employees. We match a percentage of employees' voluntary contributions to the plans, which amounted to $9 million in 1995, $8 million in 1994 and $7 million in 1993.

2.  Other Postretirement Benefits

In addition to pension benefits, we also provide health care and other benefits to our retired employees who meet certain age and years of service eligibility requirements. These postretirement benefits other than pensions (PBOPs) are accounted for in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). Our 1992 settlement agreement provides us with a five-year expense phase-in of the PBOP costs incurred under SFAS 106 and allows us to defer any costs in excess of the phase-in amounts to the extent that we fund an external trust. Our funding policy is to contribute 100% of postretirement benefits costs to external trusts. Accordingly, we recorded expenses of $23 million in 1995, $17 million in 1994 and $15 million in 1993, reflecting the amount of current cost recovery from customers. Net deferred costs amounted to $15 million and $16 million at December 31, 1995 and 1994, respectively.

Net postretirement benefits cost consisted of the following components:
                                                     years ended December 31,
(in thousands)                                   1995        1994        1993
-----------------------------------------------------------------------------
Current service cost - benefits earned        $ 3,408     $ 4,978     $ 4,351
Interest cost on accumulated benefit
 obligation                                    13,521      13,632      14,286
Actual return on plan assets                   (7,151)       (187)          0
Amortization of transition obligation           9,151       9,151       9,151
Net amortization and deferral                   3,017      (2,581)          0
-----------------------------------------------------------------------------
  Net postretirement benefits cost            $21,946     $24,993     $27,788
=============================================================================

We used the following assumptions for calculating postretirement benefits cost:
                                                 1995        1994        1993
-----------------------------------------------------------------------------
Discount rate                                    8.25%       7.00%       8.00%
Expected long-term rate of return on assets      9.00%       9.00%       9.00%
Health care cost trend rate                      7.00%       9.00%      12.50%
-----------------------------------------------------------------------------

The health care cost trend rate is assumed to decrease by one percent in 1996 and 1997 and to remain at 5% in years thereafter. Changes in the health care cost trend rate will affect our cost and obligation amounts. A one percent increase in the assumed health care cost trend rate would increase the total service and interest cost components by 8% and would increase the accumulated benefit obligation at December 31, 1995, by 7.5%.

The postretirement benefits program's funded status was as follows:
                                                                 December 31,
(in thousands)                                        1995               1994
-----------------------------------------------------------------------------
Trust assets at fair value                       $  51,064          $  33,300
Accumulated obligation for service
 rendered to date from:
  Retirees                            $(110,877)           $(93,960)
  Active employees eligible to retire   (31,980)            (31,159)
  Active employees not eligible to
   retire                               (53,514)  (196,371) (51,545) (176,664)
-----------------------------------------------------------------------------
Accumulated benefit obligation in
 excess of trust assets                           (145,307)          (143,364)
Unrecognized prior service cost                    (17,889)           (19,502)
Unrecognized net (gain)/loss                         5,612             (1,849)
Unrecognized transition obligation                 155,564            164,715
-----------------------------------------------------------------------------
  Net postretirement benefits liability          $  (2,020)         $       0
=============================================================================

The net postretirement benefits liability at December 31, 1995, represents the additional PBOP obligation from the enhanced retirement programs offered in 1995 (see Note F). This additional amount was not funded as part of the 1995 PBOP cost.

The weighted average discount rates used to measure the accumulated benefit obligation were 7.25% in 1995 and 8.25% in 1994. The trust assets consist of equities, bonds and money market funds.

Note H. Eminent Domain Taking

In November 1994 a Norfolk Superior Court ruling against the Massachusetts Metropolitan District Commission (MDC) became effective, providing us with an additional $5.7 million gain on an eminent domain land-taking case. We had filed suit against the MDC in 1992 related to the eminent domain taking of certain of our property in 1989.

Note I. Cancelled Nuclear Unit

In 1982 we began expensing the cost of our cancelled Pilgrim 2 nuclear unit over approximately eleven and one-half years in accordance with an order received from the DPU. We did not expense any of these costs in 1993. The remaining balance of $19 million was fully expensed in 1994 as allowed by our 1992 settlement agreement.

Note J.  Capital Stock

                                                                  December 31,
(dollars in thousands, except per share amounts)      1995      1994      1993
------------------------------------------------------------------------------
Common stock equity:
Common stock, par value $1 per share,
 100,000,000 shares authorized; 48,003,178,
 45,535,477 and 45,129,227 shares issued and
 outstanding:                                     $ 48,003  $ 45,535  $ 45,129
Premium on common stock                            683,686   622,803   612,653
Retained earnings                                  257,344   247,004   218,292
Surplus invested in plant                              405       405       405
------------------------------------------------------------------------------
     Total common stock equity                    $989,438  $915,747  $876,479
==============================================================================

Cumulative preferred stock:
Par value $100 per share, 2,890,000 shares
 authorized; issued and outstanding:
     Nonmandatory redeemable series:
                 Current Shares    Redemption
     Series      Outstanding       Price/Share
------------------------------------------------------------------------------
      4.25%       180,000           $103.625      $ 18,000  $ 18,000  $ 18,000
      4.78%       250,000           $102.800        25,000    25,000    25,000
      7.75%       400,000               -           40,000    40,000    40,000
      8.25%       400,000               -           40,000    40,000    40,000
------------------------------------------------------------------------------
       Total nonmandatory redeemable series       $123,000  $123,000  $123,000
==============================================================================

     Mandatory redeemable series:
                 Current Shares    Redemption
     Series      Outstanding       Price/Share
------------------------------------------------------------------------------
      7.27%       440,000           $103.390      $ 44,000  $ 46,000  $ 48,000
      8.00%       500,000               -           50,000    50,000    50,000
------------------------------------------------------------------------------
     Total mandatory redeemable series              94,000    96,000    98,000
     Less:  due within one year                      2,000     2,000     2,000
------------------------------------------------------------------------------
       Total mandatory redeemable series, net     $ 92,000  $ 94,000  $ 96,000
==============================================================================

Dividends Declared per Share
Common stock                                      $  1.835  $  1.775  $  1.715

Preferred stock:
       4.25% series                               $  4.250  $  4.250  $  4.253
       4.78% series                                  4.780     4.780     4.785
       7.27% series                                  7.270     7.270     7.270
       7.75% series                                  7.750     7.750     5.707
       8.00% series                                  8.000     8.000     8.000
       8.25% series                                  8.250     8.250     8.250
       8.88% series                                      0         0     2.220

1.  Common Stock

Common stock issuances in 1993 through 1995 were as follows:
                                             Number        Total    Premium on
(in thousands)                            of Shares    Par Value  Common Stock
------------------------------------------------------------------------------
Balance December 31, 1992                    44,763      $44,763      $602,196
     Dividend reinvestment plan                 366          366        10,457
------------------------------------------------------------------------------
Balance December 31, 1993                    45,129       45,129       612,653
     Dividend reinvestment plan                 406          406        10,150
------------------------------------------------------------------------------
Balance December 31, 1994                    45,535       45,535       622,803
     Dividend reinvestment plan (a)             468          468        11,404
     New issuances (b)                        2,000        2,000        49,479
------------------------------------------------------------------------------
Balance December 31, 1995                    48,003      $48,003      $683,686
==============================================================================

(a) At December 31, 1995, the remaining authorized common shares reserved for future issuance under the Dividend Reinvestment and Common Stock Purchase Plan were 1,941,219 shares.

(b) We used the net proceeds of the 1995 common stock issuances to reduce short-term debt.

2.  Cumulative Nonmandatory Redeemable Preferred Stock

In 1993 we issued 400,000 shares of 7.75% cumulative nonmandatory redeemable preferred stock at par. The stock is redeemable at $100 per share plus accrued dividends beginning in May 1998. These shares were sold in the form of 1.6 million depositary shares, each representing a one-fourth interest in a share of the preferred stock. We used the proceeds of this issue to fully retire the 8.88% series cumulative nonmandatory redeemable preferred stock.

3.  Cumulative Mandatory Redeemable Preferred Stock

The 440,000 shares of 7.27% sinking fund series cumulative preferred stock are currently redeemable at our option at $103.390. The redemption price declines annually each May to par value in May 2002. The stock is subject to a mandatory sinking fund requirement of 20,000 shares each May at par plus accrued dividends. We also have the noncumulative option each May to redeem additional shares, not to exceed 20,000, through the sinking fund at $100 per share plus accrued dividends.

We are not able to redeem any part of the 500,000 shares of 8% series cumulative preferred stock prior to December 2001. The entire series is subject to mandatory redemption in December 2001 at $100 per share, plus accrued dividends.

Note K.  Indebtedness

                                                                  December 31,
(in thousands)                                          1995              1994
------------------------------------------------------------------------------
Long-term debt:

Debentures:
      8.875%, due December 1995                   $        0        $  100,000
      5.125%, due March 1996                         100,000           100,000
      5.700%, due March 1997                         100,000           100,000
      5.950%, due March 1998                         100,000           100,000
      6.800%, due February 2000                       65,000            65,000
      6.050%, due August 2000                        100,000           100,000
      6.800%, due March 2003                         150,000           150,000
      7.800%, due May 2010                           125,000                 0
      9.875%, due June 2020                          100,000           100,000
      9.375%, due August 2021                        115,000           115,000
      8.250%, due September 2022                      60,000            60,000
      7.800%, due March 2023                         200,000           200,000
------------------------------------------------------------------------------
  Total debentures                                 1,215,000         1,190,000
  Less:  due within one year                         100,000           100,000
------------------------------------------------------------------------------
  Net long-term debentures                         1,115,000         1,090,000
------------------------------------------------------------------------------

Sewage facility revenue bonds                         35,700            36,300
 Less: due within one year                             1,600               600
 Less: funds held by trustee                           3,877             4,083
------------------------------------------------------------------------------
  Net long-term sewage facility revenue bonds         30,223            31,617
------------------------------------------------------------------------------

Massachusetts Industrial Finance Agency bonds:
      5.750%, due February 2014                       15,000            15,000
------------------------------------------------------------------------------
        Total long-term debt                      $1,160,223        $1,136,617
==============================================================================

Short-term debt:

Notes payable:
      Bank loans                                  $   75,941        $   80,786
      Commercial paper                                50,500           134,000
------------------------------------------------------------------------------
        Total notes payable                       $  126,441        $  214,786
==============================================================================

1.  Long-Term Debt

In 1994 the Massachusetts Industrial Finance Agency, on our behalf, issued $15 million of 5.75% tax-exempt unsecured bonds due in 2014. The bonds are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006. The proceeds from this issuance together with sufficient other funds were used to fully redeem the Series U first mortgage bonds.

In 1994 we redeemed at par the $25 million of variable rate Series S first mortgage bonds. As a result of the redemption of all outstanding first mortgage bonds, the Indenture of Trust and First Mortgage that had mortgaged substantially all our property since 1940 was terminated in November 1994.

In May 1995 we issued $125 million of 7.80% debentures due in 2010. We used the net proceeds from this issuance to reduce short-term debt.

The 9 7/8% debentures due 2020 are first redeemable in June 2000 at a redemption price of 104.483%, the 9 3/8% series due 2021 are first redeemable in August 2001 at 104.612%, the 8.25% series due 2022 are first redeemable in September 2002 at 103.780% and the 7.80% series due 2023 are first redeemable in March 2003 at 103.730%. No other series are redeemable prior to maturity. There is no sinking fund requirement for any series of our debentures.

Sewage facility revenue bonds were issued by Harbor Electric Energy Company
(HEEC), a wholly owned subsidiary. The bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. In May 1995 $0.6 million was redeemed as scheduled. The weighted average interest rate of the bonds is 7.3%. A portion of the proceeds from the bonds is in reserve with the trustee. If HEEC should have insufficient funds to pay for extraordinary expenses, we would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $1 million.

The aggregate principal amounts of our long-term debt (including HEEC sinking fund requirements) due through 2000 are $101.6 million per year in 1996 through 1998, $1.6 million in 1999 and $166.6 million in 2000.

2.  Short-Term Debt

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

Information regarding our short-term borrowings, comprised of bank loans and commercial paper, is as follows:
(dollars in thousands)                               1995      1994      1993
-----------------------------------------------------------------------------
Maximum short-term borrowings                    $327,769  $268,100  $320,000
Weighted average amount outstanding              $165,720  $214,640  $220,149
Weighted average interest rates excluding
 commitment fees                                      6.2%      4.5%      3.4%
-----------------------------------------------------------------------------

Note L.  Fair Value of Securities

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

Nuclear decommissioning trust:
The cost of $102.9 million approximates fair value based on quoted market prices of securities held.

Cash and cash equivalents:
The carrying amount of $5.8 million approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock, sewage facility revenue bonds and unsecured debt:

The fair values of these securities are based upon the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 1995, are as follows:
                                                          Carrying        Fair
(in thousands)                                              Amount       Value
------------------------------------------------------------------------------
Mandatory redeemable cumulative preferred stock         $   94,000  $   98,005
Sewage facility revenue bonds                               35,700      38,446
Unsecured debt                                           1,230,000   1,276,213
------------------------------------------------------------------------------

Note M. New Accounting Pronouncement

In 1995 the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), effective in 1996. This statement clarifies when and how to recognize asset impairments. In addition, SFAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, continue to meet that high probability standard or be written off. However, if written off, a regulatory asset can be restored if it regains a high probability of recovery. The impact of this standard on our plant and regulatory assets will be determined by regulatory changes implemented by the DPU and FERC. Based on the transition principles of the DPU's order on industry restructuring and our related plan, which are discussed in the Outlook for the Future section of Management's Discussion and Analysis, we do not expect SFAS 121 to have an adverse impact on our financial position or results of operations in the near term. Our conclusion may change as the actual shape of restructuring of the industry in Massachusetts develops. If recovery of our plant and regulatory assets is not provided, SFAS 121 could require a write-down of these assets.

Note N. Commitments and Contingencies

1.  Contractual Commitments

At December 31, 1995, we had estimated contractual obligations for plant and equipment of approximately $35 million.

We have leases for certain facilities and equipment.  Our estimated minimum rental commitments under both transmission agreements and noncancellable leases for the years after 1995 are as follows:
(in thousands)
------------------------------------------------------
1996                                          $ 24,908
1997                                            22,109
1998                                            19,002
1999                                            17,408
2000                                            16,656
Years thereafter                               108,417
------------------------------------------------------
     Total                                    $208,500
======================================================

We will capitalize a portion of these lease rentals as part of plant expenditures in the future. The total expense for both lease rentals and transmission agreements was $24.5 million in 1995, $28.6 million in 1994 and $29.8 million in 1993, net of capitalized expenses of $2.7 million in 1995, $2.4 million in 1994 and $5.2 million in 1993.

We also have various outstanding commitments for take or pay and throughput agreements, primarily to supply New Boston Station with natural gas. The fixed and determinable portions of the obligations are $16.1 million in 1996, 1997 and 1998, $24.8 million in 1999 and $13.8 million in 2000. We are also committed to purchase natural gas at market prices. The total expense under these agreements was $13.9 million in 1995, and $6.5 million in 1994 and 1993.

2.  Hydro-Quebec

We have an approximately 11% equity ownership interest in two companies which own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada, which is included on our consolidated financial statements. As an equity participant we are required to guarantee, in addition to our own share, the total obligations of those participants who do not meet certain credit criteria and are compensated accordingly. At
December 31, 1995, our portion of these guarantees was approximately $19 million.

3.  Yankee Atomic Electric Company

We have a 9.5% stock investment of approximately $2 million in Yankee Atomic Electric Company (Yankee Atomic). In 1992 the Board of Directors of Yankee Atomic decided to permanently discontinue power operation of the Yankee Atomic nuclear generating station and decommission the facility. We relied on Yankee Atomic for less than one percent of our system capacity under a long-term purchased power contract.

Yankee Atomic received approval from federal regulators to continue to collect its investment and decommissioning costs through July 2000, the period of the plant's operating license. The estimate of our share of Yankee Atomic's investment and costs of decommissioning is approximately $21 million as of December 31, 1995. This estimate is recorded on our consolidated balance sheet as a power contract liability and an offsetting regulatory asset as we continue to collect these costs from our customers in accordance with our 1992 settlement agreement.

4.  Nuclear Insurance

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

We have purchased insurance from Nuclear Electric Insurance Limited (NEIL) to cover some of the costs to purchase replacement power during a prolonged accidental outage at Pilgrim Station and the cost of repair, replacement, decontamination or decommissioning of our utility property resulting from covered incidents at Pilgrim Station. Our maximum potential total assessment for losses which occur during current policy years is $15 million under both the replacement power and excess property damage, decontamination and decommissioning policies. All companies insured with NEIL are subject to retroactive assessments if losses are in excess of the total funds available to NEIL. While additional assessments may also be made for losses in certain prior policy years, we are not aware of any losses in those years which we believe are likely to result in any such assessment.

5.  Litigation

In 1991 we were named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning 46 employees affected by our 1988 reduction in force. Legal counsel continues to vigorously defend this case. We have also been named as a party in a lawsuit by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs are claiming certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. We believe that we have a strong defense in this case. We are also involved in certain other legal matters. We are unable to fully determine a range of reasonably possible litigation costs in excess of amounts previously accrued, although based on the information currently available, we do not expect that any such additional costs will have a material impact on our financial condition. However, additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

6.  Hazardous Waste

We own or operate approximately 40 properties where oil or hazardous materials were previously spilled or released. We are required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection (DEP) and are continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where we are alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites we are one of many potentially responsible parties and we currently expect to have only a small percentage of the potential liability. Through December 31, 1995, we have accrued approximately $7 million related to our cleanup liabilities. We are unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on our assessments of the specific site circumstances, we do not expect any such additional costs to have a material impact on our financial condition. However, additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Note O. Long-Term Power Contracts

1.  Long-Term Contracts for the Purchase of Electricity

We purchase electric power under several long-term contracts for which we pay a share of the generating unit's capital and fixed operating costs through the contract expiration date.  The total cost of these contracts is included in purchased power expense on our consolidated income statements.  Information relating to these contracts as of December 31, 1995, is as follows:
                                            proportionate share (in thousands)
------------------------------------------------------------------------------
                             Units of       1995  1995 Interest           Debt
                  Contract   Capacity    Minimum     Portion of    Outstanding
                Expiration   Purchased(a)   Debt        Minimum  Through Cont.
Generating Unit       Date   %       MW  Service   Debt Service      Exp. Date
------------------------------------------------------------------------------
Canal Unit 1         2001   25.0    139  $ 1,122        $   349        $ 3,400
Mass. Bay Trans-
 portation
 Authority - 1       2005  100.0     34      (b)            (b)            (b)
Connecticut Yankee
 Atomic              2007    9.5     55    2,646          1,786         13,857
Ocean State Power -
 Unit 1              2010   23.5     67    4,819          3,318         20,749
Ocean State Power -
 Unit 2              2011   23.5     66    4,090          3,049         17,228
Northeast Energy
 Associates           (c)     (c)   219      (c)            (c)            (c)
L'Energia            2013   73.0     64      (d)            (d)            (d)
MassPower (e)        2013   44.3    117   12,217          7,662         81,983
Mass. Bay Trans-
 portation
 Authority - 2       2019  100.0     34      (f)            (f)            (f)
------------------------------------------------------------------------------
     Total                          795  $24,894        $16,164       $137,217
==============================================================================

(a) The Northeast Energy Associates contract represents 5.9% of our total system generation capability. The remaining units listed above represent 15.6% in total.

(b) We are required to pay the greater of $22.00 per kilowatt-year or 90% of the New England Power Pool capability responsibility adjustment charge up to $63.00 per kilowatt-year times the qualified capacity (currently rated at 34MW), plus incremental operating, maintenance and fuel costs. The total charges for this contract in 1995 were approximately $2 million.

(c) We purchase approximately 75.5% of the energy output of this unit under two contracts. One contract represents 135MW and expires in the year 2015. The other contract is for 84MW and expires in 2010. We pay for this energy based on a price per kWh actually received. We do not pay a proportionate share of the unit's capital and fixed operating costs. The total charges for these contracts in 1995 were approximately $127 million.

(d) We pay for this energy based on a price per kWh actually received. The total charges under this contract for 1995 were approximately $25 million.

(e) Payments for this contract are based on a stipulated price per MW rating of the unit subject to the unit maintaining a twelve-month average availability of at least 90%. Payments are adjusted proportionately if the twelve-month average is below 90%. If the twelve-month average is less than 10%, no payment is required. Total charges for this contract in 1995 were approximately $49 million.

(f) The second Massachusetts Bay Transportation Authority contract started in June 1995. Capacity payments under this contract do not begin until 2003. At that time we will be required to pay $84.57 per kilowatt-year times the qualified capacity plus incremental operating maintenance and fuel costs.

Our total fixed and variable costs for these contracts in 1995, 1994 and 1993 were approximately $283 million, $286 million and $225 million, respectively.
Our minimum fixed payments under these contracts for the years after 1995 are as follows:
(in thousands)
------------------------------------------------------
1996                                        $  106,649
1997                                           103,682
1998                                           105,778
1999                                           105,258
2000                                           103,676
Years thereafter                             1,187,672
------------------------------------------------------
     Total                                  $1,712,715
======================================================
Total present value                         $  883,409
======================================================

2.  Long-Term Power Sales

In addition to wholesale power sales, we sell a percentage of Pilgrim
Station's output to other utilities under long-term contracts.  Information relating to these contracts is as follows:
                                      Contract
                                    Expiration          Units of Capacity Sold
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

Selected Consolidated Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share)
                                                     Balance
                                                   Available      Earnings
               Operating   Operating         Net  for Common   Per Average
                Revenues      Income      Income       Stock  Common Share(a)
--------------------------------------------------------------------------
1995
----
First quarter   $379,678    $ 47,610     $20,202     $16,300         $0.36
Second quarter   380,828      55,683      26,137      22,247          0.48
Third quarter    498,554     102,695(b)   72,368 (b)  68,478 (b)      1.46 (b)
Fourth quarter   369,443      21,412(b)   (6,397)(b) (10,286)(b)     (0.21)(b)

1994
----

First quarter   $376,935    $ 45,891     $19,812     $15,850         $0.35
Second quarter   368,245      50,812      23,982      20,031          0.44
Third quarter    448,179      96,880      70,182      66,256          1.46
Fourth quarter   351,376      34,895      11,046       7,120          0.16

(a) Based on the weighted average number of common shares outstanding during the quarter.

(b) As discussed in Note F to the Consolidated Financial Statements, we incurred a $34 million pre-tax charge related to our corporate restructuring over the third and fourth quarters of 1995. Amounts excluding the restructuring charge are as follows:

                                                     Balance
                                                   Available      Earnings
                           Operating         Net  for Common   Per Average
                              Income      Income       Stock  Common Share
--------------------------------------------------------------------------
    Third quarter           $107,779     $77,452     $73,562         $1.57
    Fourth quarter            36,991       9,182       5,293          0.11

Certain reclassifications were made to the data reported in prior periods to conform with the current method of presentation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

                                   Part III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a)  Identification of Directors
---------------------------------

See "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive proxy statement dated March 28, 1996, incorporated herein by reference.

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

(e)  Business Experience
------------------------

For information relating to the business experience during the past five years and other directorships (of companies subject to certain SEC requirements) held by each person nominated to be a director, see "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive proxy statement dated March 28, 1996, incorporated herein by reference.

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

Item 11.  Executive Compensation
--------------------------------

See "Director and Executive Compensation" on pages 6 through 12 of the definitive proxy statement dated March 28, 1996, incorporated herein by reference

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
----------------------------------------------------

To the knowledge of management, no person owns beneficially more than five percent of the outstanding voting securities of the Company.

(b)  Security Ownership of Management
-------------------------------------

See "Stock Ownership by Directors and Executive Officers" on page 5 of the definitive proxy statement dated March 28, 1996, incorporated herein by reference.

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

                                   Part IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this Form 10-K:
                                                                        Page
                                                                        ----
Consolidated Statements of Income for the three years ended
December 31, 1995, 1994 and 1993                                        30

Consolidated Statements of Retained Earnings for the three
years ended December 31, 1995, 1994 and 1993                            30

Consolidated Balance Sheets as of December 31, 1995 and 1994            31

Consolidated Statements of Cash Flows for the three years
ended December 31, 1995, 1994 and 1993                                  32

Notes to Consolidated Financial Statements                              33

Selected Consolidated Quarterly Financial Data (Unaudited)              52

Report of Independent Accountants                                       66

No financial statement schedules are prepared as they are either not required or not applicable.

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 3     Articles of Incorporation and By-Laws
---------     -------------------------------------

Incorporated herein by reference:
       3.1    Restated Articles of Organization           3.1  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1994


       3.2    Boston Edison Company Bylaws                3.1  1-2301
              April 19, 1977, as amended                       Form 10-Q
              January 22, 1987, January 28, 1988,              for the
              May 24, 1988 and November 22, 1989               quarter ended
                                                               June 30, 1990


Exhibit 4     Instruments Defining the Rights of
---------     ----------------------------------
              Security Holders, Including Indentures
              --------------------------------------

Incorporated herein by reference:

       4.1    Medium-Term Notes Series A - Indenture      4.1  1-2301
              dated September 1, 1988, between                 Form 10-Q
              Boston Edison Company and Bank of                for the
              Montreal Trust Company                           quarter ended
                                                               September 30,
                                                               1988


     4.1.1    First Supplemental Indenture                4.1  1-2301
              dated June 1, 1990 to                            Form 8-K
              Indenture dated September 1, 1988                dated
              with Bank of Montreal Trust Company -            June 28, 1990
              9 7/8% debentures due June 1, 2020


     4.1.2    Indenture of Trust and Agreement among   4.1.26  1-2301
              the City of Boston, Massachusetts                Form 10-K
              (acting by and through its Industrial            for the
              Development Financing Authority) and             year ended
              Harbor Electric Energy Company and               December 31,
              Shawmut Bank, N.A., as Trustee, dated            1991
              November 1, 1991


     4.1.3    Votes of the Pricing Committee of the    4.1.27  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken August 5, 1991 re                  for the
              9 3/8% debentures due August 15, 2021            year ended
                                                               December 31,
                                                               1991

                                                      Exhibit  SEC Docket
                                                      -------  ----------

     4.1.4    Revolving Credit Agreement dated         4.1.24  1-2301
              February 12, 1993                                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992


     4.1.5    Votes of the Pricing Committee of the    4.1.25  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken September 10, 1992 re              for the
              8 1/4% debentures due September 15, 2022         year ended
                                                               December 31,
                                                               1992


     4.1.6    Votes of the Pricing Committee of the    4.1.26  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken January 27, 1993 re                for the
              6.80% debentures due February 1, 2000            year ended
                                                               December 31,
                                                               1992


     4.1.7    Votes of the Pricing Committee of the    4.1.27  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken March 5,1993 re                    for the
              5 1/8% debentures due March 15, 1996,            year ended
              5.70% debentures due March 15, 1997,             December 31,
              5.95% debentures due March 15, 1998,             1992
              6.80% debentures due March 15, 2003,
              7.80% debentures due March 15, 2023


     4.1.8    Votes of the Pricing Committee of the    4.1.28  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken August 18, 1993 re                 for the
              6.05% debentures due August 15, 2000             year ended
                                                               December 31,
                                                               1993


Filed herewith:

     4.1.9    Votes of the Pricing Committee of the
              Board of Directors of Boston Edison
              Company taken May 10, 1995 re
              7.80% debentures due May 15, 2010

                                                      Exhibit  SEC Docket
                                                      -------  ----------

    4.1.10    First Amendment to Revolving Credit
              Agreement


The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of the Company's total assets.


Exhibit 10    Material Contracts
----------    ------------------

Incorporated herein by reference:

      10.1    Key Executive Benefit Plan                 10.1  1-2301
              Standard Form of Agreement, May                  Form 10-Q
              1986                                             for the
                                                               quarter ended
                                                               June 30, 1986


    10.1.1    Key Executive Benefit Plan               10.3.1  1-2301
              Standard Form of Agreement, May                  Form 10-K
              1986, with modifications                         for the
                                                               year ended
                                                               December 31,
                                                               1991


      10.2    Executive Annual Incentive                 10.5  1-2301
              Compensation Plan                                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1988


      10.3    1991 Director Stock Plan                   10.1  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               March 31, 1991


      10.4    Boston Edison Company Deferred            10.11  1-2301
              Fee Plan dated January 1, 1990                   Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992

                                                      Exhibit  SEC Docket
                                                      -------  ----------

      10.5    Deferred Compensation Trust               10.10  1-2301
              between Boston Edison Company                    Form 10-K
              and State Street Bank and                        for the
              Trust Company dated                              year ended
              February 2, 1993                                 December 31,
                                                               1992


    10.5.1    Amendment No. 1 to Deferred              10.5.1  1-2301
              Compensation Trust dated                         Form 10-K
              March 31, 1994                                   for the
                                                               year ended
                                                               December 31,
                                                               1994


      10.6    Directors Retirement Benefit             10.8.1  1-2301
              (1993 Plan)                                      Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1993


      10.7    Description of Supplemental Fee            10.7  1-2301
              Arrangement for Certain Directors                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1994


      10.8    Performance Share Plan, Amendment          10.8  1-2301
              and Restatement dated October 24, 1994           Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1994


      10.9    Boston Edison Company Deferred             10.9  1-2301
              Compensation Plan, Amendment and                 Form 10-K
              Restatement dated January 31, 1995               for the
                                                               year ended
                                                               December 31,
                                                               1994

     10.10    Employment Agreement applicable to        10.10  1-2301
              Ronald A. Ledgett dated April 30, 1987           Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1994

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 12    Statement re Computation of Ratios
----------    ----------------------------------

Filed herewith:

      12.1    Computation of Ratio of Earnings
              to Fixed Charges for the Year
              Ended December 31, 1995


      12.2    Computation of Ratio of Earnings
              to Fixed Charges and Preferred Stock
              Dividend Requirements for the Year
              Ended December 31, 1995


Exhibit 21    Subsidiaries of the Registrant
----------    ------------------------------

      21.1    Harbor Electric Energy Company
              (incorporated in Massachusetts),
              a wholly owned subsidiary of Boston
              Edison Company


      21.2    Boston Energy Technology Group, Inc.
              (incorporated in Massachusetts),
              a wholly owned subsidiary of Boston
              Edison Company


      21.3    Ener-G-Vision, Inc. (incorporated
              in Massachusetts), a wholly owned
              subsidiary of Boston Energy
              Technology Group, Inc.


      21.4    TravElectric Services Corporation
              (incorporated in Massachusetts),
              a wholly owned subsidiary of Boston
              Energy Technology Group, Inc.


      21.5    REZ-TEK International Corporation
              (incorporated in Massachusetts),
              a majority owned subsidiary of
              Boston Energy Technology Group, Inc.


      21.6    Coneco Corporation (incorporated
              in Massachusetts), a majority owned
              subsidiary of Boston Energy
              Technology Group, Inc.

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 23    Consent of Independent Accountants
----------    ----------------------------------

Filed herewith:

      23.1    Consent of Independent Accountants
              to incorporate by reference their
              opinion included with this Form
              10-K in the Form S-3 Registration
              Statements filed by the Company on
              September 14, 1990 (File No.
              33-36824), February 3, 1993 (File
              No. 33-57840), May 31, 1995 (File
              No. 33-59693) and in the Form S-8
              Registration Statements filed by
              the Company on October 10, 1985
              (File No. 33-00810), July 28, 1986
              (File No. 33-7558), December 31,
              1990 (File No. 33-38434), June 5,
              1992 (33-48424 and 33-48425),
              March 17, 1993 (33-59662 and
              33-59682) and April 6, 1995
              (33-58457)


Exhibit 27    Financial Data Schedule
----------    -----------------------

Filed herewith:

      27.1    Schedule UT


Exhibit 99    Additional Exhibits
----------    -------------------

Incorporated herein by reference:

      99.1    DPU Settlement Agreement with              28.1  1-2301
              Boston Edison Company dated                      Form 8-K
              October 3, 1989                                  dated
                                                               October 3, 1989


      99.2    Settlement Agreement between Boston        28.1  1-2301
              Edison Company and Commonwealth                  Form 8-K
              Electric Company, Montaup Electric               dated
              Company and the Municipal                        December 21,
              Light Department of the Town of                  1989
              Reading, Massachusetts, dated
              January 5, 1990


      99.3    Pilgrim Outage Case Settlement between     28.2  1-2301
              Boston Edison Company and Reading                Form 8-K
              Municipal Light Department regarding             dated
              Contract Demand Rate, dated December             December 21,
              21, 1989                                         1989

                                                      Exhibit  SEC Docket
                                                      -------  ----------

      99.4    Settlement Agreement Between Boston        28.2  1-2301
              Edison Company and City of Holyoke               Form 10-Q
              Gas and Electric Department et. al.,             for the
              dated April 26, 1990                             quarter ended
                                                               March 31, 1990


      99.5    Information required by SEC Form                 1-2301
              11-K for certain Company employee                Form 10-K/A
              benefit plans for the years ended                Amendments to
              December 31, 1994, 1993 and 1992                 Form 10-K for
                                                               the years ended
                                                               December 31,
                                                               1994 and 1993
                                                               and Form 8
                                                               Amendment to
                                                               Form 10-K for
                                                               the year ended
                                                               December 31,
                                                               1992 dated
                                                               June 29, 1995,
                                                               June 30, 1994
                                                               and June 29,
                                                               1993,
                                                               respectively


      99.6    DPU Settlement Agreement with              28.2  1-2301
              Boston Edison Company, dated                     Form 10-Q
              October 23, 1992                                 for the
                                                               quarter ended
                                                               September 30,
                                                               1992

(b) Reports on Form 8-K:


There were no Form 8-K's filed during the fourth quarter of 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOSTON EDISON COMPANY



                                 By:  /s/ James J. Judge
                                      ---------------------------------------
                                          James J. Judge
                                          Senior Vice President and Treasurer
                                          (Principal Financial Officer)



                                 Date:  March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 1996.


/s/ Thomas J. May                             Chairman of the Board, President
-------------------------------------         and Chief Executive Officer
    Thomas J. May


/s/ Robert J. Weafer, Jr.                     Vice President - Finance,
-------------------------------------         Controller and Chief Accounting
    Robert J. Weafer, Jr.                     Officer


/s/ William F. Connell                        Director
-------------------------------------
    William F. Connell


/s/ Gary L. Countryman                        Director
-------------------------------------
    Gary L. Countryman


/s/ Thomas G. Dignan, Jr.                     Director
-------------------------------------
    Thomas G. Dignan, Jr.


/s/ Charles K. Gifford                        Director
-------------------------------------
    Charles K. Gifford


/s/ Nelson S. Gifford                         Director
-------------------------------------
    Nelson S. Gifford


/s/ Kenneth I. Guscott                        Director
-------------------------------------
    Kenneth I. Guscott

/s/ Matina S. Horner                          Director
-------------------------------------
    Matina S. Horner


/s/ Sherry H. Penney                          Director
-------------------------------------
    Sherry H. Penney


/s/ Herbert Roth, Jr.                         Director
-------------------------------------
    Herbert Roth, Jr.


-------------------------------------         Director
    Stephen J. Sweeney


-------------------------------------         Director
    Paul E. Tsongas

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 25, 1996