Form 10-Q
period 1996-03-31
BOSTON EDISON CO
filed 1996-05-14
CIK 13372

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                     or

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


Yes     x    No
      -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at March 31, 1996
- -----                                    -----------------------------
Common Stock, $1 par value                     48,106,439 shares

Part I - Financial Information
Item 1.  Financial Statements
- -----------------------------

                           Boston Edison Company
                        Consolidated Balance Sheets
                                (Unaudited)
                              (in thousands)


                                                March 31,    December 31,
                                                     1996            1995
                                               ----------    ------------
Assets
- ------
Utility plant in service, at original cost     $4,314,301      $4,315,422
  Less: accumulated depreciation                1,476,884       1,439,996
                                               ----------      ----------
                                                2,837,417       2,875,426
Nuclear fuel, net                                  47,662          50,643
Construction work in progress                      49,876          29,573
                                               ----------      ----------
   Net utility plant                            2,934,955       2,955,642

Investments in electric companies, at equity       23,524          23,620
Nuclear decommissioning trust                     107,293         102,894

Current assets:
  Cash and cash equivalents                         3,412           5,841
  Accounts receivable                             230,175         219,114
  Accrued unbilled revenues                        32,571          37,113
  Fuel, materials and supplies,
   at average cost                                 55,985          59,631
  Prepaid expenses and other                       28,416          23,607
                                               ----------      ----------
   Total current assets                           350,559         345,306
                                               ----------      ----------

Regulatory assets:
  Redemption premiums                              42,930          44,709
  Income taxes, net                                46,461          46,121
  Power contracts                                  20,242          21,396
  Pension and postretirement costs                 12,842          13,811
  Nuclear outage costs                             11,163          13,471
  Other                                            16,894          17,266
                                               ----------      ----------
   Total regulatory assets                        150,532         156,774

Other deferred debits:
  Intangible asset - pension                       27,386          27,386
  Other                                            27,049          32,227
                                               ----------      ----------

   Total assets                                $3,621,298      $3,643,849
                                               ==========      ==========



The accompanying notes are an integral part of these financial statements

                           Boston Edison Company
                        Consolidated Balance Sheets
                                (Continued)
                                (Unaudited)
                              (in thousands)


                                                March 31,      December 31,
                                                  1996             1995
                                               ----------      ----------
Capitalization and Liabilities
- ------------------------------
Common stock equity:
  Common stock                                 $  734,710      $  731,689
  Retained earnings                               256,448         257,749
                                               ----------      ----------
   Total common stock equity                      991,158         989,438

Cumulative preferred stock:
  Nonmandatory redeemable series                  123,000         123,000
  Mandatory redeemable series                      92,000          92,000

Long-term debt                                  1,060,130       1,160,223

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            102,267         102,667
  Notes payable                                   202,060         126,441
  Accounts payable                                 94,273         133,474
  Accrued interest                                 12,324          25,113
  Dividends payable                                25,402          25,351
  Pension benefits                                 37,852          32,602
  Other                                           151,058         105,442
                                               ----------      ----------
   Total current liabilities                      625,236         551,090
                                               ----------      ----------

Deferred credits:
  Power contracts                                  20,242          21,396
  Accumulated deferred income taxes               495,730         497,282
  Accumulated deferred investment tax credits      61,952          62,970
  Nuclear decommissioning reserve                 118,390         113,288
  Other                                            33,460          33,162
                                               ----------      ----------
   Total deferred credits                         729,774         728,098

Commitments and contingencies                           -               -
                                               ----------      ----------

   Total capitalization and liabilities        $3,621,298      $3,643,849
                                               ==========      ==========



The accompanying notes are an integral part of these financial statements

                              Boston Edison Company
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands, except per share amounts)


                                                 Three Months Ended March 31,
                                                     1996                1995
                                                 --------            --------
Operating revenues                               $387,849            $379,678
                                                 --------            --------

Operating expenses:
  Fuel                                             40,741              40,102
  Purchased power                                 102,055              97,191
  Other operations and maintenance                100,841             104,770
  Depreciation and amortization                    41,965              39,384
  Demand side management programs                   6,470              11,604
  Taxes - property and other                       28,789              27,109
  Income taxes                                     14,895              11,909
                                                 --------            --------
    Total operating expenses                      335,756             332,069
                                                 --------            --------

Operating income                                   52,093              47,609
Other income (expense), net                           640                 171
                                                 --------            --------
Operating and other income                         52,733              47,780
                                                 --------            --------

Interest charges:
  Long-term debt                                   24,990              25,033
  Other                                             2,868               4,692
  Allowance for borrowed funds used
   during construction                               (328)             (2,147)
                                                 --------            --------
    Total interest charges                         27,530              27,578
                                                 --------            --------

Net income                                         25,203              20,202

Preferred dividends provided                        3,890               3,902
                                                 --------            --------

Balance available for common stock               $ 21,313            $ 16,300
                                                 ========            ========

Weighted average common shares outstanding         48,071              45,601
                                                   ======              ======

Earnings per share of common stock                  $0.44               $0.36
                                                    =====               =====

Dividends declared per share of common stock       $0.470              $0.455
                                                   ======              ======



The accompanying notes are an integral part of these financial statements

                                Boston Edison Company
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                   (in thousands)

                                               Three Months Ended March 31,
                                                      1996          1995
                                                  --------       -------
Operating activities:
  Net income                                      $ 25,203       $20,202
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    38,911        36,317
    Amortization of nuclear fuel                     5,701         6,258
    Amortization of deferred nuclear outage
     costs                                           2,308         1,930
    Other amortization                               3,702         3,701
    Deferred income taxes                           (2,252)       (1,621)
    Investment tax credits                          (1,018)       (1,023)
    Allowance for borrowed funds used during
     construction                                     (328)       (2,147)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                              (6,519)          157
    Fuel, materials and supplies                     2,464         2,037
    Accounts payable                               (39,201)      (24,009)
    Other current assets and liabilities            33,319       (21,980)
    Other, net                                       9,749         5,574
                                                  --------       -------
Net cash provided by operating activities           72,039        25,396
                                                  --------       -------

Investing activities:
  Plant expenditures (excluding AFUDC)             (21,013)      (38,031)
  Nuclear fuel expenditures                         (1,346)      (10,691)
  Nuclear decommissioning trust investments         (4,399)       (4,415)
  Electric company investments                          96           109
                                                  --------       -------
Net cash used by investing activities              (26,662)      (53,028)
                                                  --------       -------

Financing activities:
  Issuances:
    Common stock                                     3,029         2,630
  Redemptions:
    Preferred stock                                      0        (2,000)
    Long-term debt                                (100,000)            0
  Net change in notes payable                       75,619        49,817
  Dividends paid                                   (26,454)      (24,645)
                                                  --------       -------
Net cash provided (used) by financing activities   (47,806)       25,802
                                                  --------       -------

Net decrease in cash and cash equivalents           (2,429)       (1,830)
Cash and cash equivalents at beginning of year       5,841         6,822
                                                  --------       -------
Cash and cash equivalents at end of period        $  3,412       $ 4,992
                                                  ========       =======

Cash paid during the period for:
   Interest                                       $ 38,444       $39,892
   Less: amounts capitalized                           328         2,147
                                                  --------       -------
                                                  $ 38,116       $37,745
                                                  ========       =======

   Income taxes                                   $  6,054       $ 9,875
                                                  ========       =======



The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements
- ------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1995 Form 10-K Annual Report. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and the cash flows for the three months ended
March 31, 1996, and 1995. Certain reclassifications have been made to the prior year data to conform to the current presentation. The financial statements conform with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 1996, are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (DPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

B)  Nature of Operations
    --------------------

The Company is an investor-owned regulated public utility operating in the energy and energy services business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of the generation is produced by a nuclear unit, Pilgrim Station. The Company supplies electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues were 89% retail and 11% wholesale in 1995.

C)  Commitments and Contingencies
    -----------------------------

In 1991 the Company was named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning employees affected by the Company's 1988 reduction in force. Legal counsel continues to vigorously defend this case. The Company has also been named as a party in a lawsuit by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs are claiming certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. The Company believes that it has a strong defense in this case. The Company is also involved in certain other legal matters. The Company is unable to fully determine a range of reasonably possible litigation costs in excess of amounts previously accrued, although based on the information currently available, it does not expect that any such additional costs will have a material impact on its financial condition. However, additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

The Company owns or operates approximately 40 properties where oil or hazardous materials were previously spilled or released. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through March 31, 1996, the Company has accrued approximately $7 million related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on its assessments of the specific site circumstances, it does not expect any such additional costs to have a material impact on its financial condition. However, additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

D)  Income Taxes
    ------------

The following table reconciles the federal statutory income tax rate to the annual estimated effective income tax rate for 1996 and the actual effective income tax rate for 1995.

                                                        1996       1995
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.2        4.3
Investment tax credits                                  (1.8)      (2.3)
Other                                                   (0.2)       0.1
                                                        ----       ----
  Effective tax rate                                    37.2%      37.1%
                                                        ====       ====

E)  New Accounting Pronouncement
    ----------------------------

In January 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). This statement clarifies when and how to recognize asset impairments. In addition, SFAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, continue to meet that high probability standard or be written off. The adoption of SFAS 121 did not have an effect on the Company's financial position or results of operations for the first quarter. The impact of this standard on the Company's plant and regulatory assets will be determined by regulatory changes implemented by the DPU and the Federal Energy Regulatory Commission (FERC). Based on the DPU's proposed rules on industry restructuring, which are discussed in the Outlook for the Future section of Management's Discussion and Analysis, the Company does not expect SFAS 121 to have an adverse impact on its financial position or results of operations in the near term. The Company's conclusion may change as the restructuring of the electric utility industry in Massachusetts further develops. If recovery of the Company's plant and regulatory assets is not provided, SFAS 121 could require a write-down of these assets.

Item 2.  Management's Discussion and Analysis
- ---------------------------------------------

Results of Operations - Three Months Ended March 31, 1996 vs. Three Months
- --------------------------------------------------------------------------
Ended March 31, 1995
- --------------------

Earnings per share of common stock for the three months ended March 31, 1996, amounted to $0.44 as compared to $0.36 for the three months ended March 31, 1995. The increase in earnings is primarily the result of a 5.9% increase in retail kWh sales, lower operations and maintenance expense and higher Pilgrim performance revenues. These positive changes were partially offset by higher depreciation and amortization and property and other tax expenses, and a decrease in the allowance for borrowed funds used during construction.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 2.2% in the first quarter of 1996 as follows:

(in thousands)
- ------------------------------------------------------
Retail electric revenues                       $14,142
Demand side management revenues                 (5,545)
Wholesale and other revenues                    (2,216)
Short-term sales revenues                        1,790
- ------------------------------------------------------
  Increase in operating revenues               $ 8,171
======================================================

Retail electric revenues increased $14 million. Approximately $7 million of this increase resulted from the 5.9% increase in retail kWh sales, which was primarily due to colder weather and an improving economy. Performance revenues, which vary annually based on the operating performance of Pilgrim Nuclear Power Station, increased approximately $6 million primarily due to higher Pilgrim performance in 1996. The annual performance adjustment charge is discussed further in the Electric Sales and Revenues section.

Demand side management (DSM) revenues decreased $5.5 million due to a planned decline in DSM program expenditures in 1996.

Operating expenses

Total fuel and purchased power expenses increased $5.5 million. Fuel expense increased despite a 19% decrease in fossil generation primarily due to higher oil and gas prices. Purchased power expense increased due to a 19% increase in kWh purchases. These increases were partially offset by the timing effect of fuel and purchased power cost collection. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

Other operations and maintenance expense decreased $4 million primarily due to the Company's cost control efforts and lower labor costs resulting from the 1995 corporate restructuring.

The increase in depreciation and amortization expense is due to a higher depreciable plant base.

The decrease in demand side management programs expense which is consistent with the decrease in DSM revenues, is due to a planned decline in DSM program expenditures in 1996.

Property and other taxes increased primarily due to higher property taxes imposed by a majority of the municipalities in which the Company operates.

Interest charges

Other interest charges decreased due to a lower average short-term debt level and lower short-term interest rates. The allowance for borrowed funds used during construction decreased due to lower construction work in progress balances and shorter construction periods.

Electric Sales and Revenues
- ---------------------------

Electric sales

Retail kWh sales increased 5.9% in the first quarter of 1996. This growth rate was impacted by colder weather conditions, an improving economy as well as an additional day of sales in 1996 due to leap year; this rate is not expected to continue throughout 1996.

Electric revenues

The annual performance adjustment charge provides the Company with opportunities to improve its financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor. Pilgrim's capacity factor for the performance year ended October 1996 is currently expected to be approximately 91%.

Liquidity
- ---------

The Company continues to supplement internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the FERC to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At March 31, 1996, the Company had $202 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the DPU approved the Company's financing plan to issue up to $500 million of securities through 1996 using the proceeds to refinance short and long-term securities and for capital expenditures.

Outlook for the Future
- ----------------------

In April 1996 the FERC issued an open transmission access order, which approved the provisions in its March 1995 Notice of Proposed Rulemaking. The order requires all utilities with transmission systems to file open access tariffs with the FERC, to provide service under those tariffs to transmission customers comparable to service provided to their electric energy customers and to take service under the tariffs for wholesale purchases and sales. The order also supports the full recovery of legitimate and verifiable costs previously incurred under federal and state regulation. The provisions in the order provide a framework for significant changes in the electric utility industry. The Company does not expect the FERC order to significantly impact its operations, which are primarily retail and regulated by the DPU.

On May 1, 1996 the DPU issued an explanatory statement and proposed rules (the statement) as a follow-up to its August 1995 order on restructuring of the electric utility industry. In February 1996 the Company, three other electric utilities and the Massachusetts Division of Energy Resources submitted restructuring proposals to the DPU. The statement was developed in order to address the following twelve issues identified in the proposals:

  -  market structure
  -  market power
  -  transmission
  -  distribution
  -  stranded cost calculation and recovery mechanism
  -  rate unbundling
  -  performance-based regulation
  -  environmental regulation and demand side management
  -  default service
  -  universal service
  -  the effect of restructuring on municipal electric companies
  -  the local and utility tax impacts of restructuring

The statement and its specific proposals are not intended to represent a final resolution of any issues. Their purpose is to serve as reference points and to generate response and discussion as the DPU's investigation on industry restructuring continues.

The statement reiterates the DPU's support for the principles of a restructured industry identified in the 1995 order, including providing a reasonable opportunity for the recovery of net, nonmitigatable potentially strandable costs. In addition, the DPU expressed support for the functional separation of electric companies into distinct corporate entities and would provide options for phased incentives for divestment of generation assets.
The statement also supports the unbundling of rates on bills beginning in January 1997 and a competitive generation market by January 1998. Comments on the statement and recommended changes to the proposed rules are to be filed by May 24, after which the DPU will hold public hearings through July 19. Following the hearings the DPU will accept reply comments and recommended changes to the proposed rules through August 2. A final DPU order is expected in September 1996.

As discussed in Note E to the Consolidated Financial Statements, if the DPU's final regulations do not provide recovery of the Company's plant and regulatory assets, the Company could be required to write down these assets in accordance with SFAS 121. The Company is continuing to look at possibilities for mitigating its potentially strandable costs, including potential revisions to depreciation and amortization periods. Refer also to the Company's 1995 Form 10-K Annual Report for more information regarding the potential effects of restructuring of the electric utility industry.

Other Matters
- -------------

Resource regulation

In April 1996 the DPU approved a settlement agreement between the Company and an independent power producer, JMC Altresco, Inc. The agreement settles a dispute which originated in 1991 regarding whether the Company should be ordered to enter into a contract to purchase power from Altresco. Under the settlement agreement the Company is to pay $9.2 million to Altresco, which is to be collected from customers over a one-year period through fuel and purchased power rates. Interested parties have the ability to appeal this settlement agreement.

Connecticut Yankee

The Company owns 9.5% of the common stock of Connecticut Yankee Atomic Power Company, which owns a nuclear generating unit. Northeast Utilities, the majority owner of Connecticut Yankee, operates the unit. In April 1996 Northeast Utilities submitted a plan in response to a Nuclear Regulatory Commission (NRC) order verifying operational compliance with licensing documentation at the Connecticut Yankee nuclear unit. The order followed findings of noncompliance and the subsequent shutdown of three other nuclear units owned and operated by Northeast Utilities. The NRC is also currently requiring Northeast Utilities to respond to certain inspection findings at Connecticut Yankee by May 30 in order to justify continued operation of the unit. The Company is unable to determine at this time what the impact would be if the unit were to be shut down.

Safe harbor cautionary statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statement included in the Company's 1995 Form 10-K Annual Report.

The above sections include certain forward-looking statements about Pilgrim Station's performance and environmental and legal issues.

Pilgrim Station's performance could differ from the Company's expectations. The station's capacity factor could be impacted by changes in regulations or by unplanned outages resulting from certain operating conditions.

The impacts of various environmental and legal issues could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect the estimated litigation costs.

Item 5.  Other Information
- --------------------------

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price
                                  ------------------------           Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1996          $30 1/8          $26 1/4            $0.470

The last sales price of the Company's common stock on the New York Stock Exchange as reported in the Wall Street Journal for May 10, 1996 was
$25 1/8 per share.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended March 31, 1996:
      ----------------------------------

      Ratio of earnings to fixed charges                          2.47

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                 2.07

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     a)  Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended March 31, 1996

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended March 31, 1996

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

     b)  No Form 8-K was filed during the first quarter of 1996.

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






























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  May 13, 1996                             /s/ Robert J. Weafer, Jr.
                                                ----------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer