Form 10-Q
period 1996-06-30
BOSTON EDISON CO
filed 1996-08-14
CIK 13372

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                      or

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


Yes     x    No
      -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at August 1, 1996
- -----                                          -----------------------------
Common Stock, $1 par value                     48,360,041 shares

Part I - Financial Information
Item 1.  Financial Statements
- -----------------------------

                             Boston Edison Company
                       Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                           Three Months            Six Months
                                         Ended June 30,        Ended June 30,
                                        1996       1995       1996       1995
                                    --------   --------   --------   --------
Operating revenues                  $389,756   $380,829   $777,605   $760,507
                                    --------   --------   --------   --------

Operating expenses:
  Fuel                                38,180     34,053     78,917     74,091
  Purchased power                     89,598     89,555    191,657    186,810
  Other operations and maintenance    98,762    106,158    199,604    210,927
  Depreciation and amortization       53,122     39,525     95,086     78,909
  Demand side management programs      8,528     12,819     14,998     24,423
  Taxes - property and other          29,320     27,072     58,109     54,180
  Income taxes                        17,014     15,966     31,909     27,875
                                    --------   --------   --------   --------
    Total operating expenses         334,524    325,148    670,280    657,215
                                    --------   --------   --------   --------

Operating income                      55,232     55,681    107,325    103,292

Other income (expense), net              197       (537)       838       (367)
                                    --------   --------   --------   --------
Operating and other income            55,429     55,144    108,163    102,925
                                    --------   --------   --------   --------

Interest charges:
  Long-term debt                      23,718     26,259     48,708     51,293
  Other                                4,232      4,248      7,100      8,940
  Allowance for borrowed funds used
   during construction                  (447)    (1,500)      (775)    (3,647)
                                    --------   --------   --------   --------
    Total interest charges            27,503     29,007     55,033     56,586
                                    --------   --------   --------   --------

Net income                            27,926     26,137     53,130     46,339

Preferred dividends provided           3,817      3,890      7,707      7,792
                                    --------   --------   --------   --------

Earnings available for common
 shareholders                       $ 24,109   $ 22,247   $ 45,423   $ 38,547
                                    ========   ========   ========   ========

Weighted average common shares
 outstanding                          48,194     45,909     48,132     45,756
                                    ========   ========   ========   ========

Earnings per share of common stock     $0.50      $0.48      $0.94      $0.84
                                    ========   ========   ========   ========

Dividends declared per share of
 common stock                         $0.470     $0.455     $0.940     $0.910
                                    ========   ========   ========   ========


The accompanying notes are an integral part of these financial statements.

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,     December 31,
                                                     1996             1995
                                               ----------     ------------
Assets
- ------
Utility plant in service, at original cost     $4,356,156       $4,315,422
  Less: accumulated depreciation                1,522,123        1,439,996
                                               ----------       ----------
                                                2,834,033        2,875,426
Nuclear fuel, net                                  51,475           50,643
Construction work in progress                      42,638           29,573
                                               ----------       ----------
   Net utility plant                            2,928,146        2,955,642

Investments in electric companies, at equity       23,429           23,620
Nuclear decommissioning trust                     121,849          102,894

Current assets:
  Cash and cash equivalents                         4,340            5,841
  Accounts receivable                             253,270          219,114
  Accrued unbilled revenues                        45,838           37,113
  Fuel, materials and supplies,
   at average cost                                 53,924           59,631
  Prepaid expenses and other                       20,849           23,607
                                               ----------       ----------
   Total current assets                           378,221          345,306
                                               ----------       ----------

Regulatory assets:
  Redemption premiums                              41,596           44,709
  Income taxes, net                                46,802           46,121
  Power contracts                                  19,014           21,396
  Postretirement benefits costs                    11,873           13,811
  Nuclear outage costs                              8,855           13,471
  Other                                            16,492           17,266
                                               ----------       ----------
   Total regulatory assets                        144,632          156,774

Other deferred debits:
  Intangible asset - pension                       27,386           27,386
  Other                                            25,101           32,227
                                               ----------       ----------

   Total assets                                $3,648,764       $3,643,849
                                               ==========       ==========


The accompanying notes are an integral part of these financial statements

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,      December 31,
                                                     1996              1995
                                               ----------      ------------
Capitalization and Liabilities
- ------------------------------
Common stock equity:
  Common stock                                 $  737,997        $  731,689
  Retained earnings                               257,881           257,749
                                               ----------        ----------
   Total common stock equity                      995,878           989,438
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                  123,000           123,000
  Mandatory redeemable series                      88,000            92,000
                                               ----------        ----------
   Total preferred stock                          211,000           215,000
                                               ----------        ----------

Long-term debt                                  1,058,685         1,160,223
                                               ----------        ----------

   Total capitalization                         2,265,563         2,364,661
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            103,467           102,667
  Notes payable                                   262,500           126,441
  Accounts payable                                 88,420           133,474
  Accrued interest                                 24,533            25,113
  Dividends payable                                25,391            25,351
  Pension benefits                                 12,619            32,602
  Other                                           134,603           105,442
                                               ----------        ----------
   Total current liabilities                      651,533           551,090
                                               ----------        ----------

Deferred credits:
  Power contracts                                  19,014            21,396
  Accumulated deferred income taxes               493,306           497,282
  Accumulated deferred investment tax credits      60,935            62,970
  Nuclear decommissioning liability               123,134           113,288
  Other                                            35,279            33,162
                                               ----------        ----------
   Total deferred credits                         731,668           728,098

Commitments and contingencies
                                               __________        __________
   Total capitalization and liabilities        $3,648,764        $3,643,849
                                               ==========        ==========


The accompanying notes are an integral part of these financial statements

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                  Six Months Ended June 30,
                                                     1996              1995
                                                 --------          --------
Operating activities:
  Net income                                     $ 53,130          $ 46,339
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   88,761            72,495
    Amortization of nuclear fuel                   11,027             7,612
    Amortization of deferred nuclear outage
     costs                                          4,615             3,860
    Other amortization                              6,718             7,402
    Deferred income taxes                          (4,732)           (3,709)
    Investment tax credits                         (2,036)           (2,046)
    Allowance for borrowed funds used during
     construction                                    (775)           (3,647)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                            (42,881)          (36,269)
    Fuel, materials and supplies                    3,343             8,181
    Accounts payable                              (45,054)          (34,675)
    Other current assets and liabilities           11,396           (26,588)
    Other, net                                     20,290             8,271
                                                 --------          --------
Net cash provided by operating activities         103,802            47,226
                                                 --------          --------

Investing activities:
  Plant expenditures (excluding AFUDC)            (59,907)          (91,175)
  Nuclear fuel expenditures                       (10,457)          (11,911)
  Nuclear decommissioning trust investments       (18,955)          (10,902)
  Electric company investments                        191               533
                                                 --------          --------
Net cash used in investing activities             (89,128)         (113,455)
                                                 --------          --------

Financing activities:
  Issuances:
    Common stock                                    6,325            31,569
    Long-term debt                                      0           125,000
  Redemptions:
    Preferred stock                                (4,000)           (2,000)
    Long-term debt                               (101,600)             (600)
  Net change in notes payable                     136,059           (42,309)
  Dividends paid                                  (52,959)          (49,302)
                                                 --------          --------
Net cash (used in) provided by financing
 activities                                       (16,175)           62,358
                                                 --------          --------

Decrease in cash and cash equivalents              (1,501)           (3,871)
Cash and cash equivalents at beginning of year      5,841             6,822
                                                 --------          --------
Cash and cash equivalents at end of period       $  4,340          $  2,951
                                                 ========          ========

Cash paid during the period for:
   Interest, net of amounts capitalized          $ 51,834          $ 51,061
                                                 ========          ========
   Income taxes                                  $ 41,189          $ 40,026
                                                 ========          ========


The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
- ------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1995 Form 10-K Annual Report and Form 10-Q for the period ended March 31, 1996. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature, except for the change in accounting estimate as described in Note B) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the three and six-month periods ended June 30, 1996 and 1995 and its cash flows for the six-month periods ended June 30, 1996 and 1995. Certain reclassifications have been made to the prior year data to conform to the current presentation.

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

The results of operations for the three and six months ended June 30, 1996 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (MDPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

B)  Nature of Operations
    --------------------

The Company is an investor-owned regulated public utility operating in the energy and energy services business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of the generation is produced by the Company's wholly owned nuclear generating unit, Pilgrim Nuclear Power Station (Pilgrim). The Company supplies electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues were 89% retail and 11% wholesale in 1995.

C)  Change in Accounting Estimate
    -----------------------------

Upon the completion of a review of its electric generating units, the Company determined that its oldest and least efficient units (Mystic 4, 5 and 6) are unlikely to provide competitively priced power beyond the year 2000. Therefore, during the second quarter of 1996 the Company revised the estimated remaining useful lives of these units to five years. The effect of this change in estimate is an annual increase to depreciation expense of $22 million. The Company has revised depreciation expense retroactive to January 1996. Therefore, the impact on the second quarter was an $11 million increase to depreciation expense.

D)  Commitments and Contingencies
    -----------------------------

In 1991 the Company was named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning employees affected by the Company's 1988 reduction in force. In July 1996 the Company reached a tentative settlement of this lawsuit under which there is no finding or admission of discriminatory employment practices. The settlement does not have a material impact on the Company's financial position or results of operations. The Company has also been named as a party in a lawsuit by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs are claiming certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. The Company believes that it has a strong defense in this case. The Company is also involved in certain other legal matters. The Company is unable to fully determine a range of reasonably possible litigation costs in excess of amounts accrued, although, based on the information currently available, the Company does not expect that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

The Company owns or operates approximately 40 properties where oil or hazardous materials were previously spilled or released. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through June 30, 1996, the Company has accrued approximately $7 million related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on its assessments of the specific site circumstances, it does not expect any such additional costs to have a material impact on its financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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
                                                        ====       ====

F)  Spent Nuclear Fuel
    ------------------

In July 1996 the U.S. Court of Appeals for the D.C. Circuit ruled that the United States Department of Energy (DOE) is obligated to begin taking spent nuclear fuel for disposal in 1998. The decision was in response to petitions filed by the Company and other interested parties in 1994 seeking declaratory rulings for this obligation. Under the Nuclear Waste Policy Act of 1982 it is the ultimate responsibility of the DOE to permanently dispose of spent nuclear fuel. The DOE has been conducting scientific studies evaluating a potential spent nuclear fuel repository site at Yucca Mountain, Nevada. The potential site, however, has encountered substantial public and political opposition and the DOE has publicly stated that it may be unable to construct such a repository in a timely manner. It is unknown at this time whether and on what schedule the DOE will eventually construct a spent fuel repository and what the effect on the Company will be of any delays in such construction. Refer to Note E to the consolidated financial statements of the Company's 1995 Form 10-K Annual Report for information regarding spent fuel storage capacity at Pilgrim Station.

Item 2.  Management's Discussion and Analysis
- ---------------------------------------------

Results of Operations - Three Months Ended June 30, 1996 vs. Three Months
- -------------------------------------------------------------------------
Ended June 30, 1995
- -------------------

Earnings per share of common stock for the three months ended June 30, 1996 was $0.50 as compared to $0.48 for the three months ended June 30, 1995. The increase in earnings is primarily the result of a 3.7% increase in retail kWh sales and lower operations and maintenance expense, partially offset by higher depreciation and amortization expense.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 2.3% in the second quarter of 1996 as follows:

(in thousands)
- ------------------------------------------------------
Retail electric revenues                       $16,855
Demand side management revenues                 (5,922)
Wholesale revenues                               1,014
Short-term sales and other revenues             (3,017)
- ------------------------------------------------------
  Increase in operating revenues               $ 8,930
======================================================

Retail electric revenues increased $16.9 million. Approximately $7 million of the increase is a result of the 3.7% increase in retail kWh sales, mainly driven by an improving local economy. Fuel and purchased power revenues increased approximately $6 million due to the timing effect of fuel and purchased power cost recovery. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Performance revenues, which vary annually based on the operating performance of Pilgrim Station, increased approximately $4 million primarily due to higher Pilgrim performance in 1996. The annual performance adjustment charge is discussed further in the Electric Sales and Revenues section.

Demand side management (DSM) revenues decreased primarily due to a decline in DSM program expenditures in 1996.

Operating expenses

Total fuel and purchased power expenses increased $4 million. This was primarily due to an increase in nuclear generation which resulted in an increase to nuclear fuel amortization. Higher oil and gas prices were offset by a decrease in fossil generation. An increase in purchased power expense from higher interchange purchases was offset by the timing effect of fuel and purchased power cost collection. Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

Other operations and maintenance expense decreased $7 million primarily due to lower labor costs resulting from the 1995 corporate restructuring and the Company's cost control efforts.

The increase in depreciation and amortization expense is primarily due to the $11 million depreciation adjustment made as a result of the change in estimated remaining useful lives of certain Company electric generating units as discussed in Note B to the consolidated financial statements.

The decrease in DSM programs expense reflects the decline in current DSM program expenditures.

Property and other taxes increased due to higher property taxes imposed by a majority of the municipalities in which the Company operates.

Interest charges

Interest charges on long-term debt decreased due to the maturity of $100 million 8 7/8% debentures in December 1995 and $100 million 5 1/8% debentures in March 1996 partially offset by the issuance of $125 million 7.80% debentures in May 1995. The allowance for borrowed funds used during construction decreased due to lower construction work in progress balances and shorter construction periods.

Results of Operations - Six Months Ended June 30, 1996 vs. Six Months Ended
- ---------------------------------------------------------------------------
June 30, 1995
- -------------

Earnings per share of common stock for the six months ended June 30, 1996 was $0.94 as compared to $0.84 for the six months ended June 30, 1995. The increase in earnings is primarily due to a 4.8% increase in retail kWh sales, lower operations and maintenance expense and higher Pilgrim performance revenues. These positive changes were partially offset by higher depreciation and amortization and property tax expenses, and a decrease in the allowance for borrowed funds used during construction.

The results of operations for the six months ended June 30, 1996 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 2.2% in the first six months of 1996 as follows:

(in thousands)
- ------------------------------------------------------
Retail electric revenues                       $30,996
Demand side management revenues                (11,467)
Wholesale revenues                               1,502
Short-term sales and other revenues             (3,931)
- ------------------------------------------------------
  Increase in operating revenues               $17,100
======================================================

Retail electric revenues increased $31.0 million. Approximately $14 million of the increase resulted from the 4.8% increase in retail kWh sales driven by a stronger economy and colder winter conditions. Performance revenues increased approximately $9 million primarily due to the higher Pilgrim performance in 1996. Fuel and purchased power revenues increased approximately $8 million as a result of the timing effect of fuel and purchased power cost recovery.

Operating expenses

As discussed in the results of operations for the second quarter, DSM revenues decreased primarily due to the decline in current DSM program expenditures.

Total fuel and purchased power expenses increased 3.7%. Fuel expense increased due to higher oil and gas prices and a 69% increase in nuclear generation. Purchased power expense reflects a 9.2% increase in interchange purchases. These increases were partially offset by a decrease in fossil generation and the timing effect of fuel and purchased power cost collection.

Fuel and purchased power expenses are substantially all recoverable through fuel and purchased power revenues.

Other operations and maintenance expense decreased $11 million or 5.4% primarily due to lower labor costs resulting from the 1995 corporate restructuring and the Company's cost control efforts.

As discussed in the results of operations for the second quarter, the increase in depreciation and amortization expense primarily reflects the $11 million depreciation adjustment related to the change in the estimated useful lives of Mystic 4, 5 and 6.

The decrease in DSM programs expense reflects the decline in current DSM program expenditures.

The increase in property and other taxes is primarily due to higher property taxes imposed by a majority of the municipalities in which the Company operates.

Interest charges

The decrease in interest on long-term debt is due to the maturity of $100 million 8 7/8% debentures in December 1995 and $100 million 5 1/8% debentures in March 1996 partially offset by the issuance of $125 million 7.80% debentures in May 1995. Other interest charges decreased due to a lower average short-term debt level and lower short-term interest rates. The allowance for borrowed funds used during construction decreased due to lower construction work in progress balances and shorter construction periods.

Electric Revenues
- -----------------

The annual performance adjustment charge provides the Company with opportunities to improve its financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor. Refer to the Electric revenues section of the Company's 1995 Form 10-K Annual Report for detail regarding the annual performance adjustment charge. Pilgrim's capacity factor for the performance year ending October 1996 is currently expected to be approximately 94%.

Liquidity
- ---------

The Company continues to supplement internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At June 30, 1996 the Company had approximately $263 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the MDPU approved the Company's financing plan to issue up to $500 million of securities through 1996 to refinance short and long-term securities and to fund capital expenditures.

Outlook for the Future
- ----------------------

On May 1, 1996 the MDPU issued an explanatory statement and proposed rules (the Statement) as a follow-up to its August 1995 order on restructuring of the electric utility industry. In February 1996 the Company, three other electric utilities and the Massachusetts Division of Energy Resources submitted restructuring proposals to the MDPU. The Statement was developed in order to address the following twelve issues identified in the proposals:

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

The Statement and its specific proposals were not intended to represent a final resolution of any issues. Their purpose was to serve as reference points and to generate response and discussion in the MDPU's investigation on industry restructuring.

The Statement reiterated the MDPU's support for the principles of a restructured industry identified in the 1995 order, including providing a reasonable opportunity for the recovery of net, nonmitigatable potentially strandable costs. In addition, the MDPU expressed support for the functional separation of electric companies into distinct corporate entities and would provide options for phased incentives for divestment of generation assets. The Statement also supported the unbundling of rates on bills beginning in January 1997 and a competitive generation market by January 1998. The Company, along with other Massachusetts utilities, filed additional comments with the MDPU on May 24, 1996 in response to the Statement. The Company's filing was highlighted by the following:

  - The Company supports the movement toward the creation of a central spot wholesale electricity market;
  - Although the Company agrees that the competitive generation and marketing functions need to be functionally separated from the regulated delivery functions, the forced divestiture of generation assets or the required formation of a holding company structure are unworkable solutions;
  - The Company is concerned that the MDPU has proposed that all above-market purchased power costs would only be eligible for stranded cost recovery during a ten-year transition period; and
  - The Company has reservations with the apparent inflexibility regarding the recovery of changes to the estimated decommissioning costs of nuclear power plants after the conclusion of the ten-year transition period.
  - The Company is concerned that portions of the MDPU's proposed rules may cause serious unintended accounting problems, including the immediate writedown of certain utility plant and regulatory assets.

The MDPU held public hearings during June and July 1996 during which time the Company's concerns were further emphasized.

On August 2, 1996, the Company filed its final comments on the MDPU's proposed rules. The MDPU was scheduled to issue final rules in September. On
August 9, 1996, the MDPU postponed the expected date for issuance of final rules, and stated that their goal is to issue such final rules by the end of 1996.

Although not anticipated by the Company, the potential exists that the final rules issued by the MDPU or the enactment of legislation in Massachusetts would require Massachusetts electric utilities to cease the application of SFAS 71. Should it be required to discontinue the application of SFAS 71, the Company would be required to take an immediate noncash charge to income for all of its regulatory assets and the above-market portion of its purchased power contracts. In addition, a write-down of utility plant assets could be required if competitive or regulatory change should cause a substantial revenue loss, or lead to the permanent shutdown or sale of generating facilities. However, if laws are enacted or regulatory decisions are made that do not offer Massachusetts electric utilities an opportunity to recover stranded costs, the Company believes it has strong legal arguments to challenge such laws or decisions. The Company will actively pursue the full recovery of its stranded costs and is prepared to take the action necessary to protect the interests of its shareholders.

Other Matters
- -------------

Resource regulation

The MDPU approved a settlement agreement between the Company and an independent power producer, JMC Altresco, Inc. (Altresco) in April 1996. The agreement settled a dispute which originated in 1991 regarding whether the Company should be ordered to enter into a contract to purchase power from Altresco. Under the settlement agreement the Company paid $9.2 million to Altresco which is being collected from customers over a one-year period through fuel and purchased power rates. The appeal period for this settlement agreement expired during the second quarter.

Connecticut Yankee

The Company owns 9.5% of the common stock of Connecticut Yankee Atomic Power Company (Connecticut Yankee), which owns a 580-megawatt nuclear generating unit in Haddam Neck, CT. In July 1996 Northeast Utilities (NU), the largest owner and operator of Connecticut Yankee, shut down the unit after it failed a safety review conducted by an outside engineering firm. The review was ordered as part of an inspection by the Nuclear Regulatory Commission of NU's overall nuclear operations. After evaluating certain other pending technical and regulatory issues, NU decided to delay the restart of the unit and to begin a scheduled September refueling outage. NU cannot currently estimate whether the shutdown will extend beyond the 60 days planned for the refueling outage. Under its long-term power contract with Connecticut Yankee, the Company is required to pay 9.5% of the nuclear unit's capital and fixed operating costs. The ultimate recovery of any incremental purchased power costs through fuel and purchased power revenues is subject to review by the MDPU under the Company's generating unit performance program.

Safe harbor cautionary statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Company's 1995 Form 10-K Annual Report and Form 10-Q for the period ended March 31, 1996.

The above sections include certain forward-looking statements about environmental and legal issues, Pilgrim Station's performance and industry restructuring.

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

Pilgrim Station's actual performance could differ from the Company's expectations. The station's capacity factor could be impacted by changes in regulations or by unplanned outages resulting from certain operating conditions.

The effects of the ultimate outcome of the industry restructuring process could differ from the Company's expectations. This could occur as regulatory decisions and potential negotiated settlements or litigation between utilities, intervenors and the MDPU are finalized during the industry restructuring proceedings.

Part II - Other Information

Item 5.  Other Information
- --------------------------

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price
                                  ------------------------           Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1996          $30 1/8          $26 1/4            $0.470
      Second quarter 1996          27 1/8           23 5/8             0.470

The market value per share of the Company's common stock as of the close of business on August 9, 1996 was $22 3/4 per share as reported in the Wall Street Journal.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended June 30, 1996:
      ---------------------------------

      Ratio of earnings to fixed charges                         2.53

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.11

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits filed herewith:

            Exhibit 10 - Material contracts

                  10.1 - Retention Agreement applicable to Ronald A. Ledgett dated May 15, 1996

                  10.2 - Change in Control Agreement applicable to
                         Thomas J. May dated July 8, 1996

                  10.3 - Form of Change in Control Agreement applicable to
                         Ronald A. Ledgett, E. Thomas Boulette,
                         L. Carl Gustin, John J. Higgins and certain other officers dated July 8, 1996

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended June 30, 1996

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended June 30, 1996

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

     b)  No Form 8-K was filed during the second quarter of 1996.

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






























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  August 13, 1996                          /s/ Robert J. Weafer, Jr.
                                                ----------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer