Form 10-Q
period 1996-09-30
BOSTON EDISON CO
filed 1996-11-14
CIK 13372

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                      or

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


Yes     x    No
      -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at November 1, 1996
-----                                          -------------------------------
Common Stock, $1 par value                     48,499,410 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                             Boston Edison Company
                       Consolidated Statements of Income
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                        Three Months              Nine Months
                                 Ended September 30,      Ended September 30,
                                      1996      1995         1996        1995
                                  --------  --------   ----------  ----------
Operating revenues                $497,968  $498,554   $1,275,573  $1,259,061
                                  --------  --------   ----------  ----------

Operating expenses:
  Fuel                              55,233    52,431      133,411     125,475
  Purchased power                   97,342    90,915      289,738     278,772
  Other operations and
   maintenance                     101,119   115,204      300,722     326,131
  Depreciation and amortization     54,608    51,142      149,694     130,052
  Demand side management programs    8,031    15,223       23,029      39,646
  Taxes - property and other        26,760    26,168       84,871      80,348
  Income taxes                      49,522    44,775       81,431      72,649
                                  --------  --------   ----------  ----------
    Total operating expenses       392,615   395,858    1,062,896   1,053,073
                                  --------  --------   ----------  ----------

Operating income                   105,353   102,696      212,677     205,988

Other income (expense), net            649      (528)       1,489        (896)
                                  --------  --------   ----------  ----------
Operating and other income         106,002   102,168      214,166     205,092
                                  --------  --------   ----------  ----------

Interest charges:
  Long-term debt                    22,847    28,312       71,555      79,605
  Other                              3,852     2,673       10,952      11,613
  Allowance for borrowed funds
   used during construction           (708)   (1,185)      (1,482)     (4,833)
                                  --------  --------   ----------  ----------
    Total interest charges          25,991    29,800       81,025      86,385
                                  --------  --------   ----------  ----------

Net income                          80,011    72,368      133,141     118,707

Preferred dividends provided         3,817     3,890       11,548      11,681
                                  --------  --------   ----------  ----------

Earnings available for common
 shareholders                     $ 76,194  $ 68,478   $  121,593  $  107,026
                                  ========  ========   ==========  ==========

Weighted average common shares
 outstanding                        48,327    46,861       48,198      46,129
                                    ======    ======       ======      ======

Earnings per share of common stock   $1.58     $1.46        $2.52       $2.32
                                     =====     =====        =====       =====

Dividends declared per share of
 common stock                       $0.470    $0.455       $1.410      $1.365
                                    ======    ======       ======      ======

Common shares outstanding at end
 of period                                                 48,376      47,890
                                                           ======      ======


The accompanying notes are an integral part of these financial statements.

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                            September 30,     December 31,
                                                     1996             1995
                                            -------------     ------------
Assets
------
Utility plant in service, at original cost     $4,363,070       $4,315,422
  Less: accumulated depreciation                1,555,030        1,439,996
                                               ----------       ----------
                                                2,808,040        2,875,426
Nuclear fuel, net                                  70,800           50,643
Construction work in progress                      56,488           29,573
                                               ----------       ----------
   Net utility plant                            2,935,328        2,955,642

Investments in electric companies, at equity       22,993           23,620
Nuclear decommissioning trust                     126,367          102,894

Current assets:
  Cash and cash equivalents                         3,328            5,841
  Accounts receivable                             275,329          219,114
  Accrued unbilled revenues                        47,685           37,113
  Fuel, materials and supplies,
   at average cost                                 57,630           59,631
  Prepaid expenses and other                       10,524           23,607
                                               ----------       ----------
   Total current assets                           394,496          345,306
                                               ----------       ----------

Regulatory assets:
  Redemption premiums                              40,263           44,709
  Income taxes, net                                47,142           46,121
  Power contracts                                  17,852           21,396
  Postretirement benefits costs                    12,011           13,811
  Nuclear outage costs                              5,940           13,471
  Other                                            16,102           17,266
                                               ----------       ----------
   Total regulatory assets                        139,310          156,774

Other deferred debits:
  Intangible asset - pension                       27,386           27,386
  Other                                            24,526           32,227
                                               ----------       ----------

   Total assets                                $3,670,406       $3,643,849
                                               ==========       ==========


The accompanying notes are an integral part of these financial statements

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                            September 30,      December 31,
                                                     1996              1995
                                            -------------      ------------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  741,128        $  731,689
  Retained earnings                               311,310           257,749
                                               ----------        ----------
   Total common stock equity                    1,052,438           989,438
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                  123,000           123,000
  Mandatory redeemable series                      88,000            92,000
                                               ----------        ----------
   Total preferred stock                          211,000           215,000
                                               ----------        ----------

Long-term debt                                  1,058,676         1,160,223
                                               ----------        ----------

   Total capitalization                         2,322,114         2,364,661
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            103,067           102,667
  Notes payable                                   241,175           126,441
  Accounts payable                                 98,175           133,474
  Accrued interest                                 13,093            25,113
  Dividends payable                                25,282            25,351
  Pension benefits                                (15,788)           32,602
  Other                                           152,027           105,442
                                               ----------        ----------
   Total current liabilities                      617,031           551,090
                                               ----------        ----------

Deferred credits:
  Power contracts                                  19,852            21,396
  Accumulated deferred income taxes               487,897           497,282
  Accumulated deferred investment tax credits      59,917            62,970
  Nuclear decommissioning liability               127,657           113,288
  Other                                            35,938            33,162
                                               ----------        ----------
   Total deferred credits                         731,261           728,098

Commitments and contingencies
                                               __________        __________
   Total capitalization and liabilities        $3,670,406        $3,643,849
                                               ==========        ==========


The accompanying notes are an integral part of these financial statements

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                            Nine Months Ended September 30,
                                                     1996              1995
                                                ---------         ---------
Operating activities:
  Net income                                    $ 133,141         $ 118,707
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                  139,714           110,036
    Amortization of nuclear fuel                   15,836            13,279
    Amortization of deferred nuclear outage
     costs                                          7,531            16,625
    Other amortization                              9,785            11,975
    Deferred income taxes and investment
     tax credits                                  (13,925)          (12,060)
    Allowance for borrowed funds used during
     construction                                  (1,482)           (4,833)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                            (66,787)          (49,849)
    Fuel, materials and supplies                   (1,544)            5,143
    Accounts payable                              (35,299)          (46,156)
    Other current assets and liabilities             (811)           22,811
    Other, net                                     28,830            19,386
                                                ---------         ---------
Net cash provided by operating activities         214,989           205,064
                                                ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)            (98,308)         (125,468)
  Nuclear fuel expenditures                       (35,484)          (12,298)
  Nuclear decommissioning trust investments       (23,473)          (15,451)
  Electric company investments                        627               961
                                                ---------         ---------
Net cash used in investing activities            (156,638)         (152,256)
                                                ---------         ---------

Financing activities:
  Issuances:
    Common stock                                    9,454            61,773
    Long-term debt                                      0           125,000
  Redemptions:
    Preferred stock                                (4,000)           (2,000)
    Long-term debt                               (101,600)             (600)
  Net change in notes payable                     114,734          (140,366)
  Dividends paid                                  (79,452)          (74,467)
                                                ---------         ---------
Net cash used in financing activities             (60,864)          (30,660)
                                                ---------         ---------

Net (decrease) increase in cash and cash
 equivalents                                       (2,513)           22,148
Cash and cash equivalents at beginning of year      5,841             6,822
                                                ---------         ---------
Cash and cash equivalents at end of period      $   3,328         $  28,970
                                                =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized         $  87,724         $  88,214
                                                =========         =========
   Income taxes                                 $  69,241         $  63,177
                                                =========         =========


The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1995 Form 10-K Annual Report and Forms 10-Q for the periods ended March 31, 1996 and June 30, 1996. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which are all of a normal recurring nature, except for the adjustments to depreciation expense described in Note C) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations for the three and nine-month periods ended September 30, 1996 and 1995 and its cash flows for the nine-month periods ended September 30, 1996 and 1995. Certain reclassifications have been made to the prior year data to conform to the current presentation.

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

The results of operations for the three and nine-month periods ended
September 30, 1996 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities
(MDPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

B)  Nature of Operations
    --------------------

The Company is an investor-owned regulated public utility operating in the energy and energy services business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of the generation is produced by the Company's wholly owned nuclear generating unit, Pilgrim Nuclear Power Station (Pilgrim). The Company supplies electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues are approximately 90% to retail customers and 10% to wholesale customers. In addition, the Company conducts unregulated activities through its wholly owned subsidiary, Boston Energy Technology Group.

C)  Depreciation Expense
    --------------------

Upon the completion of a review of its electric generating units, the Company determined that its oldest and least efficient units (Mystic 4, 5 and 6) were unlikely to provide competitively priced power beyond the year 2000. The Company, therefore, revised the estimated remaining useful lives of these units to five years during the second quarter of 1996. The effect of this change in estimate is an annual increase to depreciation expense of approximately $22 million, or $5.6 million for the third quarter.

In addition, the Company recorded an increase of $5.2 million to depreciation expense to correct the accumulated depreciation balance of certain large computer equipment. This adjustment is not material to the previously reported operating results and therefore has been charged to the current quarter.

D)  Commitments and Contingencies
    -----------------------------

In 1991 the Company was named in a lawsuit alleging discriminatory employment practices under the Age Discrimination in Employment Act of 1967 concerning employees affected by the Company's 1988 reduction in force. In July 1996 the Company reached a tentative settlement of this lawsuit under which there is no finding or admission by the Company of discriminatory employment practices. The Company anticipates that the settlement will be substantially recovered from its insurance carrier. The Company has also been named as a party in a lawsuit by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs are claiming certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from the Company's New Boston Generating Station. The Company believes that it has a strong defense in this case. The Company is also involved in certain other legal matters. The Company is unable to fully determine a range of reasonably possible litigation costs in excess of amounts accrued, although, based on the information currently available, the Company does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

The Company owns or operates approximately 40 properties where oil or hazardous materials were previously spilled or released. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through September 30, 1996, the Company has accrued $7 million related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

E)  Income Taxes
    ------------

The following table reconciles the federal statutory income tax rate to the annual estimated effective income tax rate for 1996 and the actual effective income tax rate for 1995.

                                                        1996       1995
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.3        4.3
Investment tax credits                                  (1.8)      (2.3)
Other                                                    0.3        0.1
                                                        ----       ----
  Effective tax rate                                    37.8%      37.1%
                                                        ====       ====

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended September 30, 1996 vs. Three Months
------------------------------------------------------------------------------
Ended September 30, 1995
------------------------

Earnings per share of common stock for the three months ended September 30, 1996 were $1.58 as compared to $1.46 for the three months ended September 30, 1995.

Third quarter earnings were negatively impacted by two depreciation adjustments as described in Note C to the consolidated financial statements. A nonrecurring charge of $0.07 per share was recorded to correct the accumulated depreciation balance of certain large computer equipment. In the second quarter of 1996, the Company revised the estimated remaining useful lives of certain electric generating units. This had a negative impact of $0.07 per share on the third quarter.

The comparison of 1996 and 1995 third quarter earnings was also impacted by two adjustments recorded in the prior year. A nonrecurring charge of $0.11 per share was recorded related to the Company's 1995 restructuring. In addition, third quarter earnings increased $0.13 per share over the prior year related to a retroactive change in the amortization period of deferred nuclear outage costs from five to two years which occurred in the third quarter of 1995.

The remaining increase in 1996 earnings is primarily the result of a decrease in other operations and maintenance expense.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues decreased 0.1% in the third quarter of 1996 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                       $10,042
Demand side management revenues                 (9,531)
Wholesale revenues                              (3,422)
Short-term sales and other revenues              2,325
------------------------------------------------------
  Decrease in operating revenues               $  (586)
=======================================================

Retail electric revenues increased $10 million despite a $1 million decrease in retail base revenues. Retail base revenues decreased primarily due to cooler than normal summer temperatures, partially offset by an improving local economy. Performance revenues, which vary annually based on the operating performance of Pilgrim Station, increased $5.5 million due to higher Pilgrim performance in 1996. The annual performance adjustment charge is discussed further in the Electric Revenues section. In addition, fuel and purchased power revenues increased approximately $5 million due to the timing effect of fuel and purchased power cost recovery. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings.

Demand side management (DSM) revenues decreased primarily due to a decline in current DSM program expenditures in 1996.

Operating expenses

Total fuel and purchased power expenses increased $9 million. This was primarily due to an increase in fossil fuel prices, partially offset by a decrease in company generation. An increase in purchased power expense was offset by the timing effect of fuel and purchased power cost collection. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Other operations and maintenance expense decreased $14 million. Third quarter 1995 other operations and maintenance expense includes $8 million for severance benefits due to the 1995 corporate restructuring. The 1996 expense reflects lower labor costs as a result of the restructuring and additional savings from continuing cost control efforts.

The increase in depreciation and amortization expense is primarily due to the depreciation adjustment of $5.6 million made as a result of the change in estimated remaining useful lives of certain Company electric generating units. In addition, the Company recorded $5.2 million to depreciation expense to adjust the accumulated depreciation balance of certain large computer hardware equipment. Both adjustments are discussed in Note C to the consolidated financial statements. These 1996 increases were partially offset by a change in the amortization period of deferred nuclear outage costs from five to two years which resulted in an adjustment to amortization expense of approximately $10 million in the third quarter of 1995. A higher average depreciable plant balance also contributed to the increase.

The decrease in DSM programs expense reflects the decline in current DSM program expenditures.

Interest charges

Interest charges on long-term debt decreased due to the maturity of $100 million 8 7/8% debentures in December 1995 and $100 million 5 1/8% debentures in March 1996.

Results of Operations - Nine Months Ended September 30, 1996 vs. Nine Months
----------------------------------------------------------------------------
Ended September 30, 1995
------------------------

Earnings per share of common stock for the nine months ended September 30, 1996 were $2.52 as compared to $2.32 for the nine months ended September 30, 1995.

The 1996 earnings were negatively impacted by the two depreciation adjustments described in Note C to the consolidated financial statements. The correction of accumulated depreciation of certain large computer equipment resulted in a nonrecurring charge of $0.07 per share. Current year earnings decreased by an additional $0.23 per share related to the change in the estimated remaining useful lives of certain electric generating units.

The comparison of 1996 and 1995 earnings was also impacted by two adjustments recorded in the prior year. A nonrecurring charge of $0.11 per share was recorded related to the Company's 1995 restructuring. In addition, 1996 earnings increased $0.12 per share over the prior year related to the retroactive change in the amortization period of deferred nuclear outage costs from five to two years which occurred in the third quarter of 1995.

The remaining increase in earnings is primarily due to a decrease in other operations and maintenance expense and higher Pilgrim performance revenues, partially offset by higher depreciation and amortization expense.

The 1996 earnings per common share reflect an increase in the weighted average number of common shares outstanding primarily associated with the issuance of two million additional shares in 1995.

The results of operations for the nine months ended September 30, 1996 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the consolidated financial statements.

Operating revenues

Operating revenues increased 1.3% in the first nine months of 1996 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                       $41,040
Demand side management revenues                (20,998)
Wholesale revenues                              (1,920)
Short-term sales and other revenues             (1,610)
------------------------------------------------------
  Increase in operating revenues               $16,512
======================================================

Retail electric revenues increased $41 million. Performance revenues increased approximately $15 million due to the higher Pilgrim performance in 1996. Approximately $13 million of the increase resulted from a 3.7% increase in retail kWh sales driven by a stronger economy and colder winter conditions. Fuel and purchased power revenues increased approximately $13 million as a result of the timing effect of fuel and purchased power cost recovery.

Operating expenses

As discussed in the results of operations for the third quarter, DSM revenues decreased primarily due to the decline in current DSM program expenditures.

Total fuel and purchased power expenses increased 4.7%. Fuel expense increased due to higher oil and gas prices, partially offset by a 19% decrease in fossil generation. Purchased power expense reflects a 6% increase in contract purchases. These increases were partially offset by a decrease in the timing effect of fuel and purchased power cost collection. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Other operations and maintenance expense decreased $25 million primarily due to the lower labor costs resulting from the 1995 corporate restructuring and the Company's continuing cost control efforts.

The increase in depreciation and amortization expense is primarily due to the depreciation adjustment of $16.7 million related to the change in the estimated remaining useful lives of Mystic 4, 5 and 6. In addition, the Company recorded $5.2 million to depreciation expense to adjust the accumulated depreciation balance of certain large computer hardware equipment. These 1996 increases were partially offset by the change in amortization period of deferred nuclear outage costs in the third quarter of 1995 which resulted in an adjustment to amortization expense of approximately $10 million. A higher average depreciable plant balance also contributed to the increase.

The decrease in DSM programs expense reflects the decline in current DSM program expenditures.

The increase in property and other taxes is primarily due to higher property taxes imposed by a majority of the municipalities in which the Company operates.

Interest charges

The decrease in interest on long-term debt is due to the maturity of $100 million 8 7/8% debentures in December 1995 and $100 million 5 1/8% debentures in March 1996, partially offset by the issuance of $125 million 7.80% debentures in May 1995. Other interest charges decreased due to lower short-term interest rates. The allowance for borrowed funds used during construction decreased due to lower construction work in progress balances and shorter construction periods.

Electric Revenues
-----------------

The annual performance adjustment charge provides the Company with opportunities to improve its financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor. Refer to the Electric revenues section of the Company's 1995 Form 10-K Annual Report for detail regarding the annual performance adjustment charge. Pilgrim's capacity factor for the performance year ending October 1996 was approximately 91%.

Liquidity
---------

The Company continues to supplement internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. The Company has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At September 30, 1996 the Company had approximately $241 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1996 the MDPU approved the Company's request to extend its financing plan through 1998. Proceeds will be used to refinance short and long-term securities and to fund capital expenditures. There is approximately $322 million remaining under the plan.

Outlook for the Future
----------------------

In May 1996 the MDPU issued an explanatory statement and proposed rules (the Statement) as a follow-up to its August 1995 order on restructuring of the electric utility industry. The Statement was developed in order to address certain issues identified in restructuring proposals that were submitted to the MDPU by the Company, other electric utilities and the Massachusetts Division of Energy Resources.

The Statement reiterated the MDPU's support for the principles of a restructured industry identified in the 1995 order, including providing a reasonable opportunity for the recovery of net, nonmitigatable potentially strandable costs. The Statement also expressed the MDPU's support of the functional separation of electric companies into distinct corporate entities and would provide options for phased incentives for divestment of generation assets.

The Statement and its specific proposals were not intended to represent a final resolution of any issues. Their purpose was to serve as reference points and to generate response and discussion in the MDPU's investigation on industry restructuring. The MDPU held public hearings during June and July 1996 and stated that their goal is to issue final rules by the end of 1996.

On October 1, 1996 a major electric utility in Massachusetts, along with the Massachusetts Attorney General, the Massachusetts Division of Energy Resources and other parties announced the filing of a restructuring plan with the MDPU. Under the plan, the utility has agreed to sell or otherwise spin off its generation assets in return for the opportunity for full recovery of all stranded costs. In addition, retail customers would receive a 10% reduction from current electric rates. The utility has requested that the MDPU hold public hearings on the plan. Based on initial hearings the MDPU has indicated that a ruling will not occur before January 1997. Implementation of the plan is subject to the approval of the FERC. Additional regulatory approvals would also be required for the transfer of generation assets.

The Company continues to pursue its interests in the electric industry restructuring proceedings and is actively involved in discussions with interested parties. The goal of the Company and the MDPU is for the Company to enter into a settlement.

Although not anticipated by the Company, the potential exists that the final rules issued by the MDPU or the enactment of legislation in Massachusetts would require Massachusetts electric utilities to cease the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Should it be required to discontinue the application of SFAS 71, the Company would be required to take an immediate noncash charge to income for all of its regulatory assets and the above-market portion of its purchased power contracts. In addition, a write-down of utility plant assets could be required if competitive or regulatory change should cause a substantial revenue loss, or lead to the permanent shutdown or sale of generating facilities. However, if laws are enacted or regulatory decisions are made that do not offer Massachusetts electric utilities an opportunity to recover stranded costs, the Company believes it has strong legal arguments to challenge such laws or decisions. The Company will actively pursue the full recovery of its stranded costs and is prepared to take the action necessary to protect the interests of its shareholders.

Other Matters
-------------

Joint ventures

On September 30, 1996, the Company signed a letter of intent with Residential Communications Network, Inc. (RCN), a subsidiary of C-TEC Corporation, to form a joint venture to provide local and long-distance telephone service, video, high speed internet access and other telecommunications-related services. The projected cost of creating the Boston Edison/RCN telecommunications network, which is planned to serve 1.6 million customers in the Greater Boston area, is approximately $300 million. The unregulated entity will be majority owned and controlled by RCN with the Company's interest anticipated to be 49%.

On October 25, 1996 the Company signed a letter of intent to form a joint venture with Williams Energy Services Company (Williams). Williams, a subsidiary of The Williams Companies, Inc. with headquarters in Tulsa, Oklahoma, is a national energy company. The joint venture will market electricity, natural gas and energy services to customers in the six New England states. The Company expects the venture to be operational in Boston in January 1997. The letter of intent states that the Company and Williams will create a limited liability company (LLC). The expected combined initial capital investment in the LLC is less than $10 million. Both the Company and Williams will own 50% of the LLC.

Formation of these ventures is subject to the execution of definitive agreements between the parties, and the satisfaction of a number of conditions, including the obtaining of all necessary regulatory approvals. The Company anticipates finalization of the definitive agreements in the fourth quarter.

Connecticut Yankee

On October 9, 1996, Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the Connecticut Yankee (CY) nuclear electric generating unit, a 580-megawatt unit in Haddam Neck, CT, announced that a permanent shutdown of the unit seems likely based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power for the same period. The final decision is pending a vote by CYAPC's board of directors which is expected to occur in the fourth quarter of 1996. The Company has a 9.5% equity investment in CYAPC of approximately $9.7 million.

The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in CY, assuming permanent shutdown, is approximately $797 million. The Company's share of these remaining estimated costs is approximately $76 million.

Should CYAPC board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the FERC. Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including the Company, its decommissioning costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the unit over the remaining period of the unit's operating license, which expires in 2007. The Company expects that it will continue to be allowed to recover its share of such costs from its customers.

Safe harbor cautionary statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Company's 1995 Form 10-K Annual Report and Forms 10-Q for the periods ended March 31, 1996 and June 30, 1996.

The above sections include certain forward-looking statements about environmental and legal issues, industry restructuring, Connecticut Yankee and joint ventures.

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

The timing and activities of the proposed joint ventures as well as the Company's actual investment may differ from the current expectation.

The ultimate liability related to the potential shutdown of Connecticut Yankee may differ from the current estimate. In addition, although currently not anticipated, it is possible that some portion of the Company's share of post-operation costs may not be recoverable from ultimate customers.

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

Price and dividend information per share of common stock:

                                           Price
                                  ------------------------           Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1996          $30 1/8          $26 1/4            $0.470
      Second quarter 1996          27 1/8           23 5/8             0.470
      Third quarter 1996           25 3/8           21 3/4             0.470

The market value per share of the Company's common stock as of the close of business on November 8, 1996 was $25 1/2 per share as reported in the Wall Street Journal.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended September 30, 1996:
      --------------------------------------

      Ratio of earnings to fixed charges                         2.70

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.24

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended September 30, 1996

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended September 30, 1996

            Exhibit 15 - Letter re unaudited interim financial information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on February 3, 1993 (File No. 33-57840)
                         and May 31, 1995 (File No. 33-59693); Form S-8
                         Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986
                         (File No. 33-7558), December 31, 1990 (File No. 33-38434), June 5, 1992 (33-48424 and 33-48425),
                         March 17, 1993 (33-59662 and 33-59682) and April 6,
                         1995 (33-58457)

     b) A Form 8-K dated September 30, 1996 was filed during the third quarter of 1996 announcing the intent to form a joint venture with Residential Communications Network, Inc. The joint venture is to provide local and long-distance telephone service, video, high-speed internet access and other telecommunications-related services.

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
















                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  November 14, 1996                        /s/ Robert J. Weafer, Jr.
                                                ----------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer