Form 10-Q
period 1997-03-31
BOSTON EDISON CO
filed 1997-05-15
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

                                      or

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


Yes     x    No
      -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at May 12, 1997
-----                                          ---------------------------
Common Stock, $1 par value                     48,514,973 share

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                             Boston Edison Company
                       Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                 Three Months Ended March 31,
                                                     1997                1996
                                                 --------            --------
Operating revenues                               $422,725            $387,849
                                                 --------            --------

Operating expenses:
  Fuel and purchased power                        181,168             142,918
  Operations and maintenance                       99,795             102,847
  Depreciation and amortization                    45,523              39,657
  Demand side management programs                   6,990               6,470
  Taxes - property and other                       29,171              28,789
  Income taxes                                     12,489              14,895
                                                 --------            --------
    Total operating expenses                      375,136             335,576
                                                 --------            --------

Operating income                                   47,589              52,273

Other income (expense), net                          (140)                460
                                                 --------            --------
Operating and other income                         47,449              52,733
                                                 --------            --------

Interest charges:
  Long-term and medium-term debt                   23,399              24,990
  Other                                             3,404               2,868
  Allowance for borrowed funds
   used during construction                          (289)               (328)
                                                 --------            --------
    Total interest charges                         26,514              27,530
                                                 --------            --------

Net income                                         20,935              25,203

Preferred stock dividends                           3,817               3,890
                                                 --------            --------

Earnings available for common
 shareholders                                    $ 17,118            $ 21,313
                                                 ========            ========

Weighted average common shares
 outstanding                                       48,515              48,071
                                                   ======              ======

Earnings per share of common stock                  $0.35               $0.44
                                                    =====               =====

Dividends declared per share of
 common stock                                       $0.47               $0.47
                                                    =====               =====

Common shares outstanding at end
 of period                                         48,515              48,106
                                                   ======              ======

The accompanying notes are an integral part of the consolidated financial statements

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                March 31,     December 31,
                                                     1997             1996
                                               ----------       ----------
Assets
------
Utility plant in service, at original cost     $4,404,687       $4,393,585
  Less: accumulated depreciation                1,592,821        1,550,317
                                               ----------       ----------
                                                2,811,866        2,843,268
Nuclear fuel, net                                  82,249           82,944
Construction work in progress                      49,722           30,376
                                               ----------       ----------
   Net utility plant                            2,943,837        2,956,588

Investments in electric companies, at equity       23,525           23,054
Nuclear decommissioning trust                     137,480          132,076

Current assets:
  Cash and cash equivalents                         4,201            5,651
  Accounts receivable                             232,569          233,024
  Accrued unbilled revenues                        32,665           34,922
  Fuel, materials and supplies,
   at average cost                                 46,833           57,075
  Prepaid expenses and other                       28,690           45,146
                                               ----------       ----------
   Total current assets                           344,958          375,818
                                               ----------       ----------

Regulatory assets:
  Power contracts                                  84,122           88,963
  Redemption premiums                              29,719           31,052
  Income taxes, net                                47,823           47,483
  Postretirement benefits costs                    22,441           15,009
  Nuclear outage costs                             15,622            3,432
  Other                                            15,822           16,087
                                               ----------       ----------
   Total regulatory assets                        215,549          202,026

Other deferred debits                              37,109           39,729
                                               ----------       ----------

   Total assets                                $3,702,458       $3,729,291
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                March 31,      December 31,
                                                     1997              1996
                                               ----------        ----------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  744,377        $  744,233
  Retained earnings                               286,281           292,191
                                               ----------        ----------
   Total common stock equity                    1,030,658         1,036,424
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                  120,023           119,954
  Mandatory redeemable series                      81,622            81,465
                                               ----------        ----------
   Total preferred stock                          201,645           201,419
                                               ----------        ----------

Long-term and medium-term debt                  1,058,553         1,058,644
                                               ----------        ----------

   Total capitalization                         2,290,856         2,296,487
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            102,267           102,667
  Notes payable                                   220,790           201,454
  Accounts payable                                101,777           134,083
  Accrued interest                                 13,313            24,378
  Dividends payable                                25,343            25,343
  Other                                           122,150           115,812
                                               ----------        ----------
   Total current liabilities                      585,640           603,737
                                               ----------        ----------

Deferred credits:
  Power contracts                                  84,122            88,963
  Accumulated deferred income taxes               496,712           498,718
  Accumulated deferred investment tax credits      57,881            58,899
  Nuclear decommissioning liability               138,790           133,388
  Other                                            48,457            49,099
                                               ----------        ----------
   Total deferred credits                         825,962           829,067

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,702,458        $3,729,291
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                               Three Months Ended March 31,
                                                     1997              1996
                                                ---------         ---------
Operating activities:
  Net income                                    $  20,935         $  25,203
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  53,067            50,622
    Deferred income taxes and investment
     tax credits                                   (3,650)           (3,270)
    Allowance for borrowed funds used during
     construction                                    (289)             (328)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                              2,712            (6,519)
    Fuel, materials and supplies                    9,560             2,464
    Accounts payable                              (32,306)          (39,201)
    Other current assets and liabilities            1,576            33,319
    Other, net                                     (8,645)            9,749
                                                ---------         ---------
Net cash provided by operating activities          42,960            72,039
                                                ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)            (31,485)          (21,013)
  Nuclear fuel expenditures                            23            (1,346)
  Investments                                      (5,810)           (4,303)
                                                ---------         ---------
Net cash used in investing activities             (37,272)          (26,662)
                                                ---------         ---------

Financing activities:
  Issuances:
    Common stock                                      145             3,029
    Medium-term debt                              100,000                 0
  Redemptions:
    Long-term debt                               (100,000)         (100,000)
  Net change in notes payable                      19,336            75,619
  Dividends paid                                  (26,619)          (26,454)
                                                ---------         ---------
Net cash used in financing activities              (7,138)          (47,806)
                                                ---------         ---------

Net decrease in cash and cash equivalents          (1,450)           (2,429)
Cash and cash equivalents at beginning of year      5,651             5,841
                                                ---------         ---------
Cash and cash equivalents at end of period      $   4,201         $   3,412
                                                =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized         $  35,888         $  38,088
                                                =========         =========
   Income taxes                                 $   6,700         $   6,054
                                                =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1996 Form 10-K Annual Report. The financial information presented as of March 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. All adjustments are of a normal recurring nature, except for the pension accounting adjustment described in Note C. Certain reclassifications have been made to the prior year data to conform with the current presentation.

The consolidated financial statements conform with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three-month period ended March 31, 1997 are not indicative of the results which may be expected for the entire year. The Company's kWh sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company currently bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (MDPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

B)  Nature of Operations
    --------------------

The Company is an investor-owned regulated public utility operating in the energy and energy services business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of the generation is produced by the Company's wholly owned nuclear generating unit, Pilgrim Nuclear Power Station. The Company supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues were 88% retail and 12% wholesale in 1996. In addition, the Company conducts unregulated activities through its wholly owned subsidiary, Boston Energy Technology Group (BETG).

In January 1997, BETG, through one of its wholly owned subsidiaries, entered into a joint venture (EnergyVision, LLC) with Williams Energy Services Company, a subsidiary of The Williams Companies, Inc. EnergyVision, LLC, which markets electricity, natural gas and energy-related services to retail customers in the six New England states, began operations in February 1997. EnergyVision had no material effect on the Company's consolidated results of operations in the first quarter.

C)  Pension Accounting Adjustment
    -----------------------------

The Company experienced a high number of employee retirements from 1994 to 1996. A large number of these retirements were as a direct result of the Company's 1995 corporate restructuring. In the first quarter of 1997, a review of the accounting for the pension expense related to the retirements revealed that an adjustment to the pension costs related to these employees was necessary. Therefore, the Company increased its pension regulatory asset by $8.6 million in the first quarter of 1997 for the adjustment related to the period of the Company's 1992 retail rate settlement. The remaining adjustment did not have a material impact on the Company's consolidated results of operations or financial position.

D)  Depreciation Expense
    --------------------

Upon the completion of a review of its electric generating units, the Company determined that its oldest and least efficient fossil units (Mystic 4, 5 and 6) were unlikely to provide competitively priced power beyond the year 2000. Therefore, during the second quarter of 1996, the Company revised the estimated remaining economic lives of these units to five years retroactive to the beginning of the year. Depreciation expense in the first quarter of 1997 includes $5.6 million, or $0.07 per share after tax, of additional depreciation relating to this adjustment. On a comparative basis, the first quarter of 1996 did not include any additional depreciation.

E)  Commitments and Contingencies
    -----------------------------

The Company owns or operates approximately 40 properties where oil or hazardous materials were previously spilled or released. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and is continuing to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through March 31, 1997, the Company has $7 million accrued related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, however based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1), became effective in 1997. SOP 96-1 contains authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. It requires that an accrual for environmental liabilities include estimates of the costs to perform all elements of the remediation effort including the costs of compensation and benefits for those employees expected to devote a significant amount of time directly to that effort. SOP 96-1 had no material effect on the Company's consolidated results of operations or financial position.

The Company was named as a party in lawsuits by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs claimed certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. In February 1997, the Company settled the lawsuit brought by Subaru Distributors Corporation. The settlement did not have a material impact on the Company's consolidated results of operations or financial position. The Subaru of New England, Inc. lawsuit is still pending.

In the normal course of its business the Company is also involved in certain other legal matters. The Company is unable to fully determine a range of reasonably possible litigation costs in excess of amounts accrued, although, based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

F)  Income Taxes
    ------------

The following table reconciles the federal statutory income tax rate to the annual estimated effective income tax rate for 1997 and the actual effective income tax rate for 1996.

                                                        1997       1996
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.2        4.3
Investment tax credits                                  (1.7)      (1.8)
Other                                                   (0.6)       0.7
                                                        ----       ----
  Effective tax rate                                    36.9%      38.2%
                                                        ====       ====

G)  Long-term and Medium-term Debt
    ------------------------------

In March 1997, $100 million of 5.70% debentures matured. These debentures were replaced with $100 million of 6.662% bank debt due in 1999.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended March 31, 1997 vs. Three Months
--------------------------------------------------------------------------
Ended March 31, 1996
--------------------

Earnings per share of common stock for the three months ended March 31, 1997 were $0.35 as compared to $0.44 for the three months ended March 31, 1996.

Earnings in 1997 reflect an increase in depreciation expense related to the change in estimated economic lives of the Company's oldest and least efficient fossil generating units. This adjustment reduced first quarter earnings by $0.07 per share compared to the same period in 1996. The adjustment was made in the second quarter of 1996 retroactive to the beginning of 1996 and, therefore, will have no impact on the comparative annual earnings of 1996 and 1997.

In addition, earnings in 1997 were negatively impacted by significantly milder than normal winter weather and the effect of the 1996 leap year which caused an overall decline of 1.9% in retail kWh sales. This was partially offset by lower operating costs associated with the Company's 1995 restructuring.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues increased 9.0% in the first quarter of 1997 as follows:


(in thousands)
------------------------------------------------------
Retail electric revenues                       $31,232
Demand side management revenues                   (336)
Wholesale revenues                              (2,594)
Short-term sales and other revenues              6,574
------------------------------------------------------
  Increase in operating revenues               $34,876
======================================================

Despite the decrease in retail kWh sales noted above, retail electric revenues increased $31 million due to the timing effect of fuel and purchased power cost recovery. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. That increase was partially offset by decreases in retail base and performance revenues. Retail base revenues decreased due to significantly milder than normal weather in 1997 and the impact of the 1996 leap year. Performance revenues, which vary annually based on the operating performance of Pilgrim Station, decreased due to a lower forecasted annual capacity factor reflecting the scheduled refueling outage in the first quarter of 1997. Refer to the Electric Revenues section for more information regarding Pilgrim Station.

The decrease in wholesale revenues reflects lower sales to the Company's Pilgrim contract customers as a result of the outage at Pilgrim Station.

Short-term sales revenues increased $4.7 million primarily due to an increase in short-term power purchase requirements resulting from a reduction in the available nuclear energy supply in New England. Net revenues from short-term sales result in a corresponding reduction to future fuel and purchased power billings to retail customers and, therefore, have no net effect on earnings.

Operating expenses

Fuel and purchased power expenses increased $38 million. The increase was primarily due to the timing effect of fuel and purchased power cost recovery and a significant increase in fossil generation due to the Pilgrim refueling and maintenance outage. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Operations and maintenance expense decreased $3 million. The 1997 expense reflects lower labor costs resulting from the Company's 1995 corporate restructuring as the related reductions in employee staffing levels were not complete until mid-1996.

The increase in depreciation and amortization expense is primarily due to the change in estimated remaining economic lives of Mystic 4, 5 and 6 which is discussed in Note C to the Consolidated Financial Statements.

Interest charges

Interest charges on long-term debt decreased due to the maturity of $100 million 5 1/8% debentures in March 1996.

Interest on short-term debt increased due to a higher average short-term debt level in 1997 primarily resulting from the maturity of the $100 million 5 1/8% debentures and the overall decrease in operating cash flow.

Electric Revenues
-----------------

The annual Pilgrim performance adjustment charge provides the Company with opportunities to improve its financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor. Refer to the Electric revenues section of the Company's 1996 Form 10-K Annual Report for detail regarding the annual performance adjustment charge.

The Company is currently billing customers based on a capacity factor of 78% for the performance year ended October 1997. This is a decrease from the capacity factor of 91% achieved in the performance year ended October 1996 in which there was no refueling and maintenance outage. The current performance year's outage, originally scheduled to be completed in March 1997, was extended through April 1997 due to the replacement of Pilgrim's main transformer. The power needs usually met by Pilgrim Station were met by other generating plants or purchased from other suppliers during this period.

Liquidity
---------

The Company continues to supplement internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. The Company also has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At March 31, 1997 the Company had $221 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the MDPU approved the Company's financing plan to issue up to $500 million of equity and long-term securities through 1996. In 1996 the MDPU approved the Company's request to extend this financing plan through 1998. Proceeds from issuances under this plan are to be used to refinance short and long-term securities and to fund capital expenditures. As discussed in Note G to the Consolidated Financial Statements, $100 million of 5.70% debentures matured in March 1997 and were replaced with $100 million of 6.662% bank debt due in 1999. There is approximately $220 million remaining under the plan.

Connecticut Yankee
------------------

In December 1996, the board of directors of Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the Connecticut Yankee nuclear electric generating unit, unanimously voted to permanently shut down the unit. This decision was based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs through the period of its operating license.

The Connecticut Department of Public Utility Control (DPUC) has raised concerns to the FERC regarding CYAPC's estimate of the post-operation costs and the plant operator's prudency prior to the shut down decision. The DPUC has requested that CYAPC be prohibited by the FERC from passing through certain post-operation costs to the power purchasers. The Company, a 9.5% equity investor in CYAPC and power purchaser, is currently unable to determine the ultimate outcome of this dispute or its impact on the Company.

Safe Harbor Cautionary Statement
--------------------------------

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Company's 1996 Form 10-K Annual Report.

The preceding sections include certain forward-looking statements about environmental and legal issues and Pilgrim Station's performance.

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

Pilgrim Station's performance could differ from current expectations. The capacity factor could be impacted by changes in regulations or by unplanned outages resulting from certain operating conditions.

Part II - Other Information

Item 5.  Other Information
--------------------------

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price
                                  ------------------------           Dividend
                                   High              Low               Paid
                                  -------          -------           --------

      First quarter 1997          $27 3/8          $26                $0.470

The market value per share of the Company's common stock as of the close of business on May 12, 1997 was $26 per share as reported in the Wall Street Journal.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended March 31, 1997:
      ----------------------------------

      Ratio of earnings to fixed charges                          2.89

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                 2.39

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith:

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended March 31, 1997

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended March 31, 1997

            Exhibit 15 - Letter re unaudited interim financial information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on February 3, 1993 (File No. 33-57840)
                         and May 31, 1995 (File No. 33-59693); Form S-8
                         Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986
                         (File No. 33-7558), December 31, 1990 (File No. 33-38434), June 5, 1992 (File Nos. 33-48424 and
                         33-48425), March 17, 1993 (File Nos. 33-59662 and
                         33-59682) and April 6, 1995 (File No. 33-58457) and
                         in the Form S-4 Registration Statement filed by Boston Edison Holdings, currently known as BEC Energy, on March 17, 1997 (File No. 333-23439)

     b)  No Form 8-K was filed during the first quarter of 1997.

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






























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  May 15, 1997                             /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer