Form 10-Q
period 1997-06-30
BOSTON EDISON CO
filed 1997-08-13
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

                                      or

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


Yes     x    No
      -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at August 11, 1997
-----                                          ------------------------------
Common Stock, $1 par value                     48,514,973 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                             Boston Edison Company
                       Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                           Three Months            Six Months
                                         Ended June 30,        Ended June 30,
                                        1997       1996       1997       1996
                                    --------   --------   --------   --------
Operating revenues                  $426,735   $389,756   $849,460   $777,605
                                    --------   --------   --------   --------

Operating expenses:
  Fuel and purchased power           164,396    128,213    345,564    271,131
  Operations and maintenance         100,301    100,391    200,096    203,238
  Depreciation and amortization       45,023     50,814     90,546     90,471
  Demand side management programs      7,107      8,528     14,096     14,998
  Taxes - property and other          28,723     29,320     57,895     58,109
  Income taxes                        20,698     17,014     33,188     31,909
                                    --------   --------   --------   --------
    Total operating expenses         366,248    334,280    741,385    669,856
                                    --------   --------   --------   --------

Operating income                      60,487     55,476    108,075    107,749

Other income (expense), net              578        (47)       442        414
                                    --------   --------   --------   --------
Operating and other income            61,065     55,429    108,517    108,163
                                    --------   --------   --------   --------

Interest charges:
  Long-term and medium-term debt      22,988     23,718     46,387     48,708
  Other                                4,488      4,232      7,892      7,100
  Allowance for borrowed funds
   used during construction             (389)      (447)      (677)      (775)
                                    --------   --------   --------   --------
    Total interest charges            27,087     27,503     53,602     55,033
                                    --------   --------   --------   --------

Net income                            33,978     27,926     54,915     53,130

Preferred stock dividends              3,494      3,817      7,311      7,707
                                    --------   --------   --------   --------

Earnings available for common
 shareholders                       $ 30,484   $ 24,109   $ 47,604   $ 45,423
                                    ========   ========   ========   ========

Weighted average common shares
 outstanding                          48,515     48,194     48,515     48,132
                                      ======     ======     ======     ======

Earnings per share of common stock     $0.63      $0.50      $0.98      $0.94
                                       =====      =====      =====      =====

Dividends declared per share of
 common stock                          $0.47      $0.47      $0.94      $0.94
                                       =====      =====      =====      =====

Common shares outstanding at end
 of period                                                  48,515     48,240
                                                            ======     ======

The accompanying notes are an integral part of the consolidated financial statements

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,     December 31,
                                                     1997             1996
                                               ----------       ----------
Assets
------
Utility plant in service, at original cost     $4,420,647       $4,393,585
  Less: accumulated depreciation                1,626,702        1,550,317
                                               ----------       ----------
                                                2,793,945        2,843,268
Nuclear fuel, net                                  77,303           82,944
Construction work in progress                      56,629           30,376
                                               ----------       ----------
   Net utility plant                            2,927,877        2,956,588

Investments in electric companies, at equity       23,743           23,054
Nuclear decommissioning trust                     142,221          132,076
Other investments                                  10,364            7,630

Current assets:
  Cash and cash equivalents                         6,130            5,651
  Accounts receivable                             219,813          233,024
  Accrued unbilled revenues                        50,191           34,922
  Fuel, materials and supplies,
   at average cost                                 49,471           57,075
  Prepaid expenses and other                       34,773           45,146
                                               ----------       ----------
   Total current assets                           360,378          375,818
                                               ----------       ----------

Regulatory assets:
  Power contracts                                  78,293           88,963
  Redemption premiums                              28,868           31,052
  Income taxes, net                                48,163           47,483
  Postretirement benefits costs                    22,441           15,009
  Nuclear outage costs                             14,213            3,432
  Other                                            15,354           16,087
                                               ----------       ----------
   Total regulatory assets                        207,332          202,026

Other deferred debits                              30,843           32,099
                                               ----------       ----------

   Total assets                                $3,702,758       $3,729,291
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,      December 31,
                                                     1997              1996
                                               ----------        ----------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  744,400        $  744,233
  Retained earnings                               290,832           292,191
                                               ----------        ----------
   Total common stock equity                    1,035,232         1,036,424
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                   83,000           119,954
  Mandatory redeemable series                      77,779            81,465
                                               ----------        ----------
   Total preferred stock                          160,779           201,419
                                               ----------        ----------

Long-term and medium-term debt                  1,057,242         1,058,644
                                               ----------        ----------

   Total capitalization                         2,253,253         2,296,487
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            103,467           102,667
  Notes payable                                   286,890           201,454
  Accounts payable                                 96,350           134,083
  Accrued interest                                 25,401            24,378
  Dividends payable                                24,748            25,343
  Other                                            93,353           115,812
                                               ----------        ----------
   Total current liabilities                      630,209           603,737
                                               ----------        ----------

Deferred credits:
  Power contracts                                  78,293            88,963
  Accumulated deferred income taxes               492,686           498,718
  Accumulated deferred investment tax credits      56,864            58,899
  Nuclear decommissioning liability               143,525           133,388
  Other                                            47,928            49,099
                                               ----------        ----------
   Total deferred credits                         819,296           829,067

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,702,758        $3,729,291
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                  Six Months Ended June 30,
                                                     1997              1996
                                                 --------          --------
Operating activities:
  Net income                                     $ 54,915          $ 53,130
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 105,885           111,121
    Deferred income taxes and investment
     tax credits                                   (8,781)           (6,768)
    Allowance for borrowed funds used during
     construction                                    (677)             (775)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                             (2,058)          (42,881)
    Fuel, materials and supplies                    6,740             3,343
    Accounts payable                              (37,733)          (45,054)
    Other current assets and liabilities          (11,658)           11,396
    Other, net                                    (15,528)           20,290
                                                 --------          --------
Net cash provided by operating activities          91,105           103,802
                                                 --------          --------

Investing activities:
  Plant expenditures (excluding AFUDC)            (64,707)          (59,907)
  Nuclear fuel expenditures                        (1,828)          (10,457)
  Investments                                     (10,834)          (18,764)
                                                 --------          --------
Net cash used in investing activities             (77,369)          (89,128)
                                                 --------          --------

Financing activities:
  Issuances:
    Common stock                                      145             6,325
    Medium-term debt                              100,000                 0
  Redemptions:
    Preferred stock                               (44,000)           (4,000)
    Long-term debt                               (101,600)         (101,600)
  Net change in notes payable                      85,436           136,059
  Dividends paid                                  (53,238)          (52,959)
                                                 --------          --------
Net cash used in financing activities             (13,257)          (16,175)
                                                 --------          --------

Net increase (decrease) in cash and cash
 equivalents                                          479            (1,501)
Cash and cash equivalents at beginning of year      5,651             5,841
                                                 --------          --------
Cash and cash equivalents at end of period       $  6,130          $  4,340
                                                 ========          ========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $ 49,812          $ 51,782
                                                 ========          ========
   Income taxes                                  $ 41,251          $ 41,189
                                                 ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1996 Annual Report on Form 10-K and Form 10-Q for the period ended March 31, 1997. The financial information presented as of June 30 has been prepared from the Company's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (which are all of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three and six-month periods ended June 30, 1997 and 1996 are not indicative of the results which may be expected for an entire year. The Company's kilowatt-hour (kWh) sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (MDPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

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

As discussed in the Company's 1996 Annual Report on Form 10-K, in December 1996, BETG signed a joint venture agreement with Residential Communications Network, Inc., currently known as RCN Telecom Services, Inc. (RCN), to form a limited liability company to provide certain telecommunications-related services. The final closing on the joint venture with RCN occurred on June 17, 1997. BETG, through one of its wholly owned subsidiaries, owns 49% of the limited liability company while RCN owns 51% and will maintain day-to-day management responsibility. The joint venture will compete directly with local and long-distance telephone, video, cable and Internet access companies. Refer to Note A of Item 8 in the Company's 1996 Annual Report on Form 10-K for information regarding the Company's energy marketing joint venture with Williams Energy Services Company.

The Company's shareholders approved management's proposal to adopt a holding company structure at the Annual Shareholders Meeting held in May 1997. The holding company, to be called BEC Energy, is subject to the approval of the MDPU, Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission and Securities and Exchange Commission. The Company filed for approval with each of the various regulators during the second quarter.

C)  Depreciation Expense
    --------------------

Upon the completion of a review of its electric generating units, the Company determined that its oldest and least efficient fossil generating units (Mystic 4, 5 and 6) were unlikely to provide competitively priced power beyond the year 2000. Therefore, during the second quarter of 1996 the Company revised the estimated remaining economic lives of these units to five years retroactive to the beginning of that year. Depreciation expense in the second quarter of 1996, therefore, includes $5.6 million, or $0.07 per share after tax, in additional depreciation relating to this adjustment compared to the same period in 1997. However, as the adjustment was reflected retroactive to the beginning of 1996, it will have no impact on the comparative earnings for the full year of 1997.

D)  Contingencies
    -------------

The Company owns or operates approximately 40 properties where oil or hazardous materials were previously spilled or released. The Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and continues to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of approximately ten multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. At the majority of these sites the Company is one of many potentially responsible parties and currently expects to have only a small percentage of the potential liability. Through June 30, 1997, the Company has approximately $7 million accrued related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, however based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

The Company was named as a party in lawsuits by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs claimed certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. In February 1997, the Company settled the lawsuit brought by Subaru Distributors Corporation. The settlement did not have a material impact on the Company's consolidated results of operations or financial position. The Subaru of New England, Inc. lawsuit is still pending and is scheduled to go to trial during the third quarter.

In the normal course of its business the Company is also involved in certain other legal matters. The Company is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued, although, based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

E)  Income Taxes
    ------------

The following table reconciles the federal statutory income tax rate to the annual estimated effective income tax rate for 1997 and the actual effective income tax rate for 1996.

                                                        1997       1996
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.3        4.3
Investment tax credits                                  (1.7)      (1.8)
Other                                                   (0.6)       0.7
                                                        ----       ----
  Effective tax rate                                    37.0%      38.2%
                                                        ====       ====

F)  Financing Activity
    ------------------

In June 1997, $40 million of 8.25% nonmandatory redeemable series preferred stock was redeemed. The Company also redeemed $2 million of mandatory and $2 million of the optional 7.27% sinking fund series preferred stock in May 1997.

In March 1997, $100 million of 5.70% debentures matured. These debentures were replaced with $100 million of 6.662% bank debt due in 1999.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended June 30, 1997 vs. Three Months
-------------------------------------------------------------------------
Ended June 30, 1996
-------------------

Earnings per share of common stock for the three months ended June 30, 1997 were $0.63 as compared to $0.50 for the three months ended June 30, 1996. The comparison of 1997 and 1996 earnings for the second quarter is impacted by a retroactive adjustment related to a change in the estimated economic lives of the Company's oldest and least efficient fossil generating units in 1996. The adjustment, which began in the second quarter of 1996 retroactive to the beginning of that year, positively impacted second quarter earnings by $0.07 per share after tax in relation to the same period in 1996. As the adjustment was reflected retroactive to the beginning of 1996, it will have no impact on the comparative annual earnings of 1996 and 1997. The remaining increase is primarily the result of a 2.6% increase in retail kWh sales. This increase is mainly the result of the positive effect on commercial customers of a continued strong economy and a cooler than normal spring and a warmer than normal early summer.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues increased 9.5% during the second quarter of 1997 as follows:


(in thousands)
------------------------------------------------------
Retail electric revenues                       $33,217
Demand side management revenues                    317
Wholesale revenues                              (3,423)
Short-term sales and other revenues              6,868
------------------------------------------------------
  Increase in operating revenues               $36,979
======================================================

Retail electric revenues increased $33.2 million primarily due to the timing effect of fuel and purchased power cost recovery. The increase in the Company's fuel and purchased power clause revenues reflects the current recovery of substantial prior year undercollections. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. In addition, the 2.6% increase in retail kWh sales contributed to the increase in revenues.

The decrease in wholesale revenues reflects lower sales to the Company's Pilgrim contract customers primarily due to a refueling and maintenance outage at Pilgrim Station that ended in late April 1997.

Short-term sales revenues increased $6.7 million primarily due to an increase in short-term power purchase requirements resulting from a reduction in the available nuclear energy supply in New England. In addition, an increase in generation from the Company's fossil units enabled it to increase sales to the power exchange.

Operating expenses

Fuel and purchased power expenses increased $36 million primarily due to the timing effect of fuel and purchased power cost recovery and the increase in fossil generation resulting from the greater availability of the Company's fossil units and reflecting the impact of the Pilgrim outage. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

On April 1, 1997, greater Boston was struck with one of the most severe late winter storms in history. Despite the impact of this storm, which required the assistance of crews from as far away as Pennsylvania and Ontario, total operations and maintenance expense in the second quarter of 1997 remained consistent with 1996. This is due to lower overall spending resulting from operational efficiencies and lower labor costs due to the 1995 corporate restructuring as the related reductions in employee staffing levels were not complete until mid-1996.

The decrease in depreciation and amortization expense reflects the impact of the change in estimated remaining economic lives of certain Company electric generating units as discussed in Note C to the Consolidated Financial Statements.

The decrease in demand side management (DSM) programs expense reflects a decline in current DSM program expenditures.

Interest charges

Total interest charges on long-term and medium-term debt decreased due to the maturity of $100 million of 5.70% debentures in March 1997 and the cessation of amortization of the associated redemption premiums. This was partially offset by the March 1997 issuance of $100 million of 6.662% bank debt due in 1999.

Preferred stock dividends

The decrease in preferred stock dividends is due to the redemption of 20,000 mandatory and 20,000 optional shares of 7.27% series preferred stock in May 1997 and the redemption of 400,000 shares of 8.25% series in June 1997.

Results of Operations - Six Months Ended June 30, 1997 vs. Six Months Ended
---------------------------------------------------------------------------
June 30, 1996
-------------

Earnings per share of common stock for the six months ended June 30, 1997 were $0.98 as compared to $0.94 for the six months ended June 30, 1996. The increase in earnings is primarily due to lower operations and maintenance and interest expenses.

The results of operations for the six months ended June 30, 1997 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues increased 9.2% during the first six months of 1997 as follows:


(in thousands)
------------------------------------------------------
Retail electric revenues                       $64,449
Demand side management revenues                    (19)
Wholesale revenues                              (6,017)
Short-term sales and other revenues             13,442
------------------------------------------------------
  Increase in operating revenues               $71,855
======================================================

Retail electric revenues increased $64.4 million primarily due to the timing effect of fuel and purchased power cost recovery. The increase in the Company's fuel and purchased power clause revenues reflects the current recovery of substantial prior year undercollections. Retail kWh sales and base revenues were relatively consistent with 1996.

The decrease in wholesale revenues reflects lower sales to the Company's Pilgrim contract customers as discussed in the results of operations for the second quarter.

Short-term sales revenues increased $11.4 million. As discussed in the results of operations for the second quarter, this is primarily due to an increase in short-term power purchase requirements resulting from the reduction in available nuclear energy supply in New England combined with an increase in the Company's fossil generation.

Operating expenses

Fuel and purchased power expenses increased $74 million. The increase is primarily due to the timing effect of fuel and purchased power cost recovery and a 72% increase in fossil generation.

Operations and maintenance expense decreased $3 million. The decrease is the result of lower overall spending from the Company's continuing cost control efforts and lower labor costs resulting from the 1995 corporate restructuring as discussed in the results of operations for the second quarter. In addition, the Company experienced significantly less overhaul activity in its fossil generating units than in 1996. These decreases were partially offset by costs associated with the April 1, 1997 storm.

Interest charges

The decrease in interest on long-term and medium-term debt is due to the maturity of $100 million of 5.70% debentures in March 1997 and $100 million of 5 1/8% debentures in March 1996 along with the cessation of amortization of the associated redemption premiums. These decreases were partially offset by the March 1997 issuance of $100 million of 6.662% bank debt due in 1999.

Interest on short-term debt increased due to a higher average short-term debt level in 1997 resulting from the overall decrease in operating cash flow largely due to the scheduled refueling and maintenance outage at Pilgrim and the preferred stock redemptions in 1997. A slightly higher effective interest rate also contributed to the increase.

Electric Revenues
-----------------

The annual Pilgrim performance adjustment charge provides the Company with opportunities to improve its financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor. Refer to the Electric revenues section of the Company's 1996 Annual Report on Form 10-K for detail regarding the annual performance adjustment charge.

The Company is currently billing customers based on a capacity factor of 77% for the performance year ended October 1997. This is a decrease from the capacity factor of 91% achieved in the performance year ended October 1996 in which there was no refueling and maintenance outage. The current performance year's outage, originally scheduled to be completed in March 1997, was extended through April 1997 due to the replacement of Pilgrim's main transformer. The power needs usually met by Pilgrim Station were met by other generating plants or purchased from other suppliers during this period.

Liquidity
---------

The Company continues to supplement internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the FERC to issue up to $350 million of short-term debt. The Company also has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At June 30, 1997 the Company had approximately $287 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. In 1994 the MDPU approved the Company's financing plan to issue up to $500 million of equity and long-term securities through 1996. In 1996 the MDPU approved the Company's request to extend this financing plan through 1998. Proceeds from issuances under this plan are to be used to refinance short and long-term securities and to fund capital expenditures. There is approximately $220 million remaining under the plan. Refer to Note F to the Consolidated Financial Statements for the Company's recent financing activities.

Outlook for the Future
----------------------

On July 9, 1997, the Company, along with the Massachusetts Attorney General, the Massachusetts Division of Energy Resources and 15 other parties representing environmental, competitor and other interests, filed a comprehensive settlement agreement with the MDPU. If approved by the MDPU, the settlement agreement allows retail electric customers the ability to choose their electricity supplier (referred to as retail access) as early as January 1, 1998 contingent upon choice being made available to all customers of Massachusetts investor-owned utilities (the Retail Access Date). In addition, the settlement agreement provides the Company with the ability to fully recover its stranded costs incurred under the traditional ratemaking structure. Refer to the Positioning in the Industry section of Item 7 in the

Company's 1996 Annual Report on Form 10-K for more information regarding the Company's settlement agreement.

The Company anticipates that the MDPU will issue a decision on the settlement agreement in the third or fourth quarter of 1997. Implementation of the settlement agreement will also be subject to enactment of enabling legislation by the Massachusetts legislature. The major principles of potential legislation filed to date have been substantially consistent with those included in the Company's settlement agreement.

Included in the settlement agreement is a provision for the Company to divest its fossil generating assets no later than six months after the Retail Access Date. The Company filed its Fossil Generation Divestiture Plan with the MDPU along with its settlement agreement on July 9, 1997. The Company subsequently issued an offering memorandum which commenced the bidding process. The Company anticipates the execution of purchase and sale agreements by the end of October 1997. Implementation of the divestiture plan will require certain regulatory approvals including that of the MDPU and FERC.

The Company has offered a divestiture package that includes job options for eligible union employees affected by the Fossil Generation Divestiture Plan. The package has been ratified by the field service union. The Company is continuing negotiations with the clerical and professional support union. Under the Company's settlement agreement, severance and employee training costs related to the divestiture will be recoverable through the distribution business access charge which is further discussed in Item 7 of the Company's 1996 Annual Report on Form 10-K.

Other Matters
-------------

Connecticut Yankee

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

The Connecticut Department of Public Utility Control (DPUC) has raised concerns to the FERC regarding CYAPC's estimate of the post-operation costs and the plant operator's prudency prior to the shut down decision. The FERC set CYAPC's request to recover certain post-operating expenses, including decommissioning expenses, for hearing before an Administrative Law Judge. The DPUC subsequently filed testimony in the proceeding asserting the position that the FERC should deny recovery of substantial post-operating costs, including a significant amount related to decommissioning and the return on CYPAC's undepreciated investment. The litigation is in its initial stages. The Company, a 9.5% equity investor in CYAPC and power purchaser, is currently unable to determine the ultimate outcome of this proceeding or its impact on the Company.

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Company's 1996 Annual Report on Form 10-K and Form 10-Q for the period ended March 31, 1997.

The preceding sections include certain forward-looking statements about environmental and legal issues, Pilgrim Station's performance, the Company's settlement agreement and Connecticut Yankee.

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

The effects of the industry restructuring process currently underway at the MDPU and the Company's related settlement agreement could differ from current expectations. The impacts of legislative action may affect the ultimate results of the industry restructuring and the Company's settlement agreement.

The ultimate liability related to the shutdown of Connecticut Yankee could differ from the current estimate. In addition, although not anticipated, it is possible that some portion of the Company's share of post-operation costs may not be recoverable from ultimate customers.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Shareholders Meeting was held on May 15, 1997.

The following four Class III directors were reelected to serve until the Annual Meeting to be held in the year 2000:

                                     Votes          Votes
                                      for         abstained
                                   ----------     ---------
     Gary L. Countryman            40,734,590     1,201,640
     Thomas G. Dignan, Jr.         40,736,278     1,199,952
     Herbert Roth, Jr.             40,780,980     1,155,250
     Steven J. Sweeney             40,661,977     1,274,254

The following proposals were approved at the Annual Meeting:

                                     Votes          Votes         Votes
                                      for          against      abstained
                                   ----------     ---------     ---------
     Adoption of a holding
     company structure             33,372,556     1,164,525      749,697

     1997 Stock Incentive Plan     32,186,169     8,286,407      962,223

Item 5.  Other Information
--------------------------

Richard J. Egan, age 61, was elected as a Class I director and member of the Executive Personnel and Nuclear Oversight Committees effective July 1, 1997. Egan has been Chairman of the Board for EMC Corporation since 1988.

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                           Price
                                  ------------------------           Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1997          $27 3/8          $26                $0.470
      Second quarter 1997          26 5/8           24 5/8             0.470

The market value per share of the Company's common stock as of the close of business on August 11, 1997 was $28 5/8 per share as reported in the Wall Street Journal.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended June 30, 1997:
      ---------------------------------

      Ratio of earnings to fixed charges                         3.02

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.50

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith:

            Exhibit 10 - Material contracts

                  10.1 - Supplemental Executive Retirement Plan

                  10.2 - 1997 Stock Incentive Plan

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended June 30, 1997

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended June 30, 1997

            Exhibit 15 - Letter re unaudited interim financial information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on February 3, 1993 (File No. 33-57840)
                         and May 31, 1995 (File No. 33-59693); Form S-8
                         Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986
                         (File No. 33-7558), December 31, 1990 (File No. 33-
                         38434), June 5, 1992 (33-48425), March 17, 1993
                         (33-59662 and 33-59682) and April 6, 1995 (33-58457)
                         and in the Form S-4 Registration Statement filed by Boston Edison Holdings, currently known as BEC Energy, on March 17, 1997 (File No. 333-23439)

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






























                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  August 12, 1997                          /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer