Form 10-Q
period 1997-09-30
BOSTON EDISON CO
filed 1997-11-12
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                      or

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


Yes     x    No
      -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at November 11, 1997
-----                                        --------------------------------
Common Stock, $1 par value                   48,514,973 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                           Boston Edison Company
                     Consolidated Statements of Income
                                (Unaudited)
                  in thousands, except per share amounts)

                                         Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                      1997      1996         1997        1996
                                  --------  --------   ----------  ----------
Operating revenues                $519,513  $497,956   $1,368,972  $1,275,561
                                  --------  --------   ----------  ----------

Operating expenses:
  Fuel and purchased power         172,744   153,237      518,307     424,367
  Operations and maintenance       103,418   103,196      303,514     306,434
  Depreciation and amortization     53,924    51,692      144,470     142,163
  Demand side management programs    7,463     8,031       21,560      23,029
  Taxes - property and other        27,678    26,760       85,573      84,871
  Income taxes                      46,226    49,522       79,413      81,431
                                  --------  --------   ----------  ----------
    Total operating expenses       411,453   392,438    1,152,837   1,062,295
                                  --------  --------   ----------  ----------

Operating income                   108,060   105,518      216,135     213,266

Other income, net                      284       484          725         900
                                  --------  --------   ----------  ----------
Operating and other income         108,344   106,002      216,860     214,166
                                  --------  --------   ----------  ----------

Interest charges:
  Long-term and medium-term debt    23,049    22,847       69,436      71,555
  Other                              4,148     3,852       12,039      10,952
  Allowance for borrowed funds
   used during construction           (271)     (708)        (949)     (1,482)
                                  --------  --------   ----------  ----------
    Total interest charges          26,926    25,991       80,526      81,025
                                  --------  --------   ----------  ----------

Net income                          81,418    80,011      136,334     133,141

Preferred stock dividends            2,919     3,841       10,230      11,548
                                  --------  --------   ----------  ----------

Earnings available for common
 shareholders                     $ 78,499  $ 76,170   $  126,104  $  121,593
                                  ========  ========   ==========  ==========

Weighted average common shares
 outstanding                        48,515    48,327       48,515      48,198
                                    ======    ======       ======      ======

Earnings per share of common stock   $1.62     $1.58        $2.60       $2.52
                                     =====     =====        =====       =====

Dividends declared per share of
 common stock                        $0.47     $0.47        $1.41       $1.41
                                     =====     =====        =====       =====

The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Edison Company
                        Consolidated Balance Sheets
                                (Unaudited)
                               (in thousands)

                                            September 30,     December 31,
                                                     1997             1996
                                            -------------     ------------
Assets
------
Utility plant in service, at original cost     $4,461,325       $4,393,585
  Less: accumulated depreciation                1,677,234        1,550,317
                                               ----------       ----------
                                                2,784,091        2,843,268
Nuclear fuel, net                                  71,820           82,944
Construction work in progress                      40,595           30,376
                                               ----------       ----------
   Net utility plant                            2,896,506        2,956,588

Nuclear decommissioning trust                     148,624          132,076
Equity investments                                 35,217           23,054
Other investments                                   5,591            7,630

Current assets:
  Cash and cash equivalents                         6,989            5,651
  Accounts receivable                             220,941          233,024
  Accrued unbilled revenues                        43,301           34,922
  Fuel, materials and supplies,
   at average cost                                 55,952           57,075
  Prepaid expenses and other                       45,893           45,146
                                               ----------       ----------
   Total current assets                           373,076          375,818
                                               ----------       ----------

Regulatory assets:
  Power contracts                                  72,839           88,963
  Income taxes, net                                49,898           47,483
  Redemption premiums                              27,943           31,052
  Postretirement benefits costs                    22,441           15,009
  Nuclear outage costs                             12,187            3,432
  Other                                            15,086           16,087
                                               ----------       ----------
   Total regulatory assets                        200,394          202,026

Other deferred debits                              37,149           32,099
                                               ----------       ----------

   Total assets                                $3,696,557       $3,729,291
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Edison Company
                        Consolidated Balance Sheets
                                (Unaudited)
                               (in thousands)

                                            September 30,      December 31,
                                                     1997              1996
                                            -------------      ------------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  744,505        $  744,233
  Retained earnings                               346,372           292,191
                                               ----------        ----------
   Total common stock equity                    1,090,877         1,036,424
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                   83,000           119,954
  Mandatory redeemable series                      77,936            81,465
                                               ----------        ----------
   Total preferred stock                          160,936           201,419
                                               ----------        ----------

Long-term and medium-term debt                  1,057,164         1,058,644
                                               ----------        ----------

   Total capitalization                         2,308,977         2,296,487
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            103,067           102,667
  Notes payable                                   184,290           201,454
  Accounts payable                                 88,841           134,083
  Accrued interest                                 13,063            24,378
  Dividends payable                                24,748            25,343
  Other                                           156,310           115,812
                                               ----------        ----------
   Total current liabilities                      570,319           603,737
                                               ----------        ----------

Deferred credits:
  Power contracts                                  72,839            88,963
  Accumulated deferred income taxes               484,633           498,718
  Accumulated deferred investment tax credits      53,685            58,899
  Nuclear decommissioning liability               149,923           133,388
  Other                                            56,181            49,099
                                               ----------        ----------
   Total deferred credits                         817,261           829,067

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,696,557        $3,729,291
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Edison Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                               (in thousands)

                                             Nine Months Ended September 30,
                                                      1997              1996
                                                 ---------         ---------
Operating activities:
  Net income                                     $ 136,334         $ 133,141
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  170,395           172,866
    Deferred income taxes and investment
     tax credits                                   (21,707)          (13,925)
    Allowance for borrowed funds used during
     construction                                     (949)           (1,482)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                               3,704           (66,787)
    Fuel, materials and supplies                      (172)           (1,544)
    Accounts payable                               (45,242)          (35,299)
    Other current assets and liabilities            27,841              (811)
    Other, net                                      (4,590)           28,830
                                                 ---------         ---------
Net cash provided by operating activities          265,614           214,989
                                                 ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (90,900)          (98,308)
  Nuclear fuel expenditures                         (2,811)          (35,484)
  Investments                                      (28,711)          (22,846)
                                                 ---------         ---------
Net cash used in investing activities             (122,422)         (156,638)
                                                 ---------         ---------

Financing activities:
  Issuances:
    Common stock                                       144             9,454
    Medium-term debt                               100,000                 0
  Redemptions:
    Preferred stock                                (44,000)           (4,000)
    Long-term debt                                (101,600)         (101,600)
  Net change in notes payable                      (17,164)          114,734
  Dividends paid                                   (79,234)          (79,452)
                                                 ---------         ---------
Net cash used in financing activities             (141,854)          (60,864)
                                                 ---------         ---------

Net increase (decrease) in cash and cash
 equivalents                                         1,338            (2,513)
Cash and cash equivalents at beginning of year       5,651             5,841
                                                 ---------         ---------
Cash and cash equivalents at end of period       $   6,989         $   3,328
                                                 =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  87,916         $  87,628
                                                 =========         =========
   Income taxes                                  $  59,289         $  69,241
                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1996 Annual Report on Form 10-K and Forms 10-Q for the periods ended March 31, 1997 and June 30, 1997. The financial information presented as of September 30 has been prepared from the Company's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. These adjustments are of a normal recurring nature, except as separately disclosed in the following notes to these financial statements. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three and nine-month periods ended September 30, 1997 and 1996 are not indicative of the results which may be expected for an entire year. The Company's kilowatt-hour (kWh) sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as mandated by the Massachusetts Department of Public Utilities (MDPU). Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter.

B)  Nature of Operations
    --------------------

The Company is an investor-owned regulated public utility operating in the energy and energy services business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of the generation is produced by the Company's wholly owned nuclear generating unit, Pilgrim Nuclear Power Station (Pilgrim). The Company supplies electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues were 88% retail and 12% wholesale in 1996. In addition, the Company conducts unregulated activities through its wholly owned subsidiary, Boston Energy Technology Group (BETG). Refer to Note A of Item 8 in the Company's 1996 Annual Report on Form 10-K and Note B in Forms 10-Q for the periods ended March 31, 1997 and June 30, 1997 for information regarding the Company's telecommunications and energy marketing joint ventures.

The Company's shareholders approved a proposal by management to adopt a holding company structure at the Annual Shareholders Meeting held in May 1997. The holding company, to be called BEC Energy, is subject to the approval of the MDPU, Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission and Securities and Exchange Commission. The Company filed for approval with each of the various regulators during the second quarter and received approval from the FERC in September 1997. The Company anticipates that other regulatory agencies will rule on its filings by early 1998.

C)  Depreciation Expense
    --------------------

In the third quarter of 1997 the Company recorded an $8.7 million nonrecurring charge to depreciation expense in order to reflect the removal of specific nuclear-related intangible assets from its balance sheet.

D)  Contingencies
    -------------

The Company is an owner or operator of approximately 40 properties where oil or hazardous materials were spilled or released. As such, the Company is required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection and continues to evaluate the costs associated with their cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company also continues to face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. The Company is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through September 30, 1997, the Company has approximately $7 million accrued related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, however based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

The Company was named as a party in a lawsuit by Subaru of New England, Inc. The plaintiff claimed certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from New Boston Station. The Company settled the lawsuit in September 1997. The settlement did not have a material impact on the Company's consolidated results of operations or financial position.

In December 1996, the board of directors of Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the Connecticut Yankee nuclear electric generating unit, unanimously voted to permanently shut down the unit. This decision was based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs through the period of its operating license. The Connecticut Department of Public Utility Control (DPUC) has raised concerns to the FERC regarding CYAPC's estimate of the post-operation costs and the plant operator's prudency prior to the shut down decision. The FERC set CYAPC's request to recover certain post-operating expenses, including decommissioning expenses, for hearing before an Administrative Law Judge. The DPUC subsequently filed testimony in the proceeding asserting the position that the FERC should deny recovery of substantial post-operating costs, including a significant amount related to decommissioning and the return on CYAPC's undepreciated investment. The litigation is in its initial stages. The Company, a 9.5% equity investor in CYAPC and power purchaser, is currently unable to determine the ultimate outcome of this proceeding or its impact on the Company.

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

                                                        1997       1996
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.3        4.3
Investment tax credits                                  (3.4)      (1.8)
Other                                                    0.5        0.3
                                                        ----       ----
  Effective tax rate                                    36.4%      37.8%
                                                        ====       ====

The estimate of the 1997 effective tax rate declined by 0.8% as a result of the favorable outcome of an Internal Revenue Service (IRS) appeal related to investment tax credits.

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

G)  Year 2000 Computer Issue
    ------------------------

The Company has developed a plan to address the year 2000 computer issue. Its plan includes modification of certain applications which will be expensed and replacement of systems which are not year 2000 compliant which will be capitalized and amortized over future periods.

H)  Accounting Guidance
    -------------------

In July 1997, the Emerging Issues Task Force (EITF) reached consensus on specific issues raised related to the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71).

The EITF determined that when deregulation legislation is passed or when a rate order (whichever is necessary to effect change in the jurisdiction) that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business being deregulated is issued, the enterprise should stop applying SFAS 71 to that deregulated portion of its business. The EITF further determined that regulatory assets and liabilities originating in the separable portion of the business no longer subject to rate regulation should be evaluated on the basis of where the regulated cash flows to realize and settle these regulated assets and liabilities will be derived.

The Company entered into a settlement agreement in July 1997 as discussed in the Outlook for the Future section. Under its settlement agreement, the Company's electric delivery business will remain subject to rate regulation and, therefore, will continue to meet the criteria for application of SFAS 71. In addition, the Company's settlement agreement includes a non-bypassable access charge to be paid by its delivery business customers which is designed to recover the remaining net generation utility plant and regulatory assets that originated in its generation business. The Company, therefore, does not expect these EITF decisions to have a material effect on its consolidated results of operations or financial position. Affected regulatory assets and liabilities will be separately disclosed. Refer to the Outlook for the Future section for more information regarding the status of the Company's settlement agreement and legislation in Massachusetts.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended September 30, 1997 vs. Three Months
------------------------------------------------------------------------------
Ended September 30, 1996
------------------------

Earnings per share of common stock for the three months ended September 30, 1997 were $1.62 as compared to $1.58 for the three months ended September 30, 1996. Sales to the Company's retail customers were generally flat compared to 1996. Increases in sales to residential and commercial sectors were partially offset by a decline in the industrial sector. Operations and maintenance expense was consistent with 1996 reflecting the Company's continued cost control efforts. Earnings were positively impacted by the favorable outcome of an IRS appeal related to investment tax credits. The comparison of 1997 and 1996 earnings is also impacted by two depreciation adjustments. A nonrecurring charge of $0.11 per share was recorded as an increase to depreciation expense in the third quarter of 1997 to reflect the nuclear-related intangible assets adjustment described in Note C to the Consolidated Financial Statements. The 1996 third quarter earnings reflect a nonrecurring $0.07 per share adjustment to correct the accumulated depreciation balance of certain large computer equipment.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues increased 4.3% during the third quarter of 1997 as follows:


(in thousands)
------------------------------------------------------
Retail electric revenues                       $12,031
Wholesale revenues                               2,359
Short-term sales and other revenues              7,167
------------------------------------------------------
  Increase in operating revenues               $21,557
======================================================

Retail base revenues in the third quarter of 1997 were consistent with 1996. This reflects a 1% increase in kWh sales to retail customers. The increase occurred in the residential and commercial sectors reflecting the impact of a hot July and a growing economy in the Boston area. These positive factors were partially offset by a decrease in kWh sales to industrial customers reflecting an overall decline in manufacturing activity in the Company's service territory. The increase in retail electric revenues is due to the timing effect of fuel and purchased power cost recovery. The increase in the Company's fuel and purchased power clause revenues reflects the current recovery of substantial prior year undercollections. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Performance revenues, which vary annually based on the operating performance of Pilgrim Station, decreased due to a lower forecasted annual capacity factor effective November 1996 reflecting the scheduled refueling and maintenance outage in the first quarter of 1997.
Refer to the Electric Revenues section for more information regarding Pilgrim Station's performance adjustment charge.

Wholesale revenues increased due to an increase in Pilgrim contract customer revenues compared to 1996. These contract customers are billed for their proportionate share of Pilgrim Station's costs. Revenues in the third quarter of 1996 reflected a retroactive billing adjustment due to lower than forecasted actual costs.

Short-term sales revenues increased approximately $6 million primarily due to an increase in short-term power purchase requirements resulting from a reduction in the available nuclear energy supply in New England. In addition, a 21% increase in generation from the Company's fossil units enabled it to increase sales to the power exchange. Revenues from short-term sales result in a corresponding reduction to future fuel and purchased power billings to retail customers and, therefore, have no net effect on earnings.

Operating expenses

Fuel and purchased power expenses increased $19.5 million primarily due to the timing effect of fuel and purchased power cost recovery and an increase in Company generation. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

The net increase in depreciation and amortization expense reflects the impact of two depreciation adjustments. The increase due to the $8.7 million nonrecurring adjustment to nuclear-related intangible assets described in Note C to the Consolidated Financial Statements was partially offset by the impact of a $5.2 million adjustment to correct the accumulated depreciation balance of certain large computer equipment in the third quarter of 1996.

The effective annual income tax rate for 1997 disclosed in Note E to the Consolidated Financial Statements reflects the impact of approximately $2 million from the favorable result of an IRS appeal received in the third quarter related to investment tax credits. The remaining refund will be reflected as a reduction to income tax expense over the life of the related assets.

The decrease in other income is primarily due to an increase in BETG pre-tax losses partially offset by interest income from the IRS appeal.

Interest charges

Allowance for borrowed funds used during construction, which represents the financing costs of construction, decreased primarily due to a lower average construction work in progress (CWIP) balance in 1997. The 1996 average CWIP balance included nuclear fuel purchased in anticipation of Pilgrim Station's scheduled refueling outage in the first quarter of 1997.

Results of Operations - Nine Months Ended September 30, 1997 vs. Nine Months
----------------------------------------------------------------------------
Ended September 30, 1996
------------------------

Earnings per share of common stock for the nine months ended September 30, 1997 were $2.60 as compared to $2.52 for the nine months ended September 30, 1996. Operations and maintenance expense in 1997 continued to reflect the Company's cost control efforts as discussed further in the operating expenses section. Earnings were positively impacted by the favorable outcome of the IRS appeal related to investment tax credits received in the third quarter of 1997. In addition, operations and maintenance expense is lower than in 1996 despite an approximately $5 million incremental impact of a severe snow storm in April 1997. The comparison of 1997 and 1996 earnings is also impacted by two depreciation adjustments. A nonrecurring charge of $0.11 per share was recorded as an increase to depreciation expense in the third quarter of 1997 to reflect the nuclear-related intangible assets adjustment described in Note C to the Consolidated Financial Statements. Earnings in 1996 reflect a nonrecurring $0.07 per share adjustment to correct the accumulated depreciation balance of certain large computer equipment.

The results of operations for the nine months ended September 30, 1997 are not indicative of the results which may be expected for the entire year due to the seasonality of the Company's kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues increased 7.3% during the first nine months of 1997 as follows:


(in thousands)
------------------------------------------------------
Retail electric revenues                       $76,461
Wholesale revenues                              (3,658)
Short-term sales and other revenues             20,608
------------------------------------------------------
  Increase in operating revenues               $93,411
======================================================

Retail base revenues in 1997 were consistent compared to 1996. Increases due to warmer than normal temperatures in June and July and the stronger local economy were offset by milder than normal winter conditions and lower industrial sales due to the decline in manufacturing activity in the Company's service territory. Retail electric revenues increased primarily due to the timing effect of fuel and purchased power cost recovery. The increase in fuel and purchased power clause revenues reflects the current recovery of substantial prior year undercollections. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Pilgrim performance revenues, as discussed in the results of operations for the third quarter, decreased due to a lower forecasted annual capacity factor effective November 1996.

The decrease in wholesale revenues reflects lower sales to certain contract customers with the ability to purchase lower costing power elsewhere. The Company's sales were adversely impacted by increased energy prices during Pilgrim Station's refueling outage.

Short-term sales revenues increased approximately $17 million. As discussed in the results of operations for the third quarter, this is primarily due to an increase in short-term power purchase requirements resulting from the continued reduction in available nuclear energy supply in New England combined with a 48% increase in the Company's fossil generation allowing for increased sales to the power exchange.

Operating expenses

Fuel and purchased power expenses increased $93.9 million. The increase is primarily due to the timing effect of fuel and purchased power cost recovery and a 48% increase in fossil generation partially offset by a decrease in power exchange purchases.

Operations and maintenance expense decreased $2.9 million. The decrease is the result of lower overall spending from the Company's continuing cost control efforts and significantly less overhaul activity in its fossil generating units than in 1996. These decreases were partially offset by costs associated with the April 1997 severe storm that struck the greater Boston area.

The net increase in depreciation and amortization expense reflects the impact of the two depreciation adjustments which are discussed in the results of operations for the third quarter.

Electric Revenues
-----------------

The annual Pilgrim performance adjustment charge provides the Company with opportunities to improve its financial results. The most significant potential impact of this performance incentive is based on Pilgrim Station's annual capacity factor. Refer to the Electric revenues section of the Company's 1996 Annual Report on Form 10-K for detail regarding the annual performance adjustment charge. Pilgrim's actual capacity factor for the performance year ended October 1997 was 78%. This is a decrease from the capacity factor of 91% achieved in the performance year ended October 1996 in which there was no refueling and maintenance outage. The current performance year's outage, originally scheduled to be completed in March 1997, was extended through April 1997 due to the replacement of Pilgrim's main transformer. The power needs usually met by Pilgrim Station were met by other generating plants or purchased from other suppliers during this period.

Liquidity
---------

The Company continues to supplement internally generated funds with external financings, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the FERC to issue up to $350 million of short-term debt. The Company also has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At September 30, 1997 the Company had approximately $184 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. An additional $30 million line of credit, nonrecourse to the parent company, was obtained by BETG as of October 1, 1997. Proceeds from this credit arrangement will be used to fund unregulated subsidiary investments while the Company's holding company structure is pending approval. Refer to Note B to the Consolidated Financial Statements. The Company has $220 million remaining under its approved long-term financing plan with the MDPU which is available through 1998. Proceeds from issuances under this plan are to be used to refinance short and long-term securities and to fund capital expenditures. The Company expects to incur costs related to the year 2000 computer issue as discussed in Note G to the Consolidated Financial Statements.

Outlook for the Future
----------------------

The Company entered into a comprehensive settlement agreement with the Massachusetts Attorney General, the Massachusetts Division of Energy Resources and 15 other interested parties in July 1997 to allow retail electric customers the ability to choose their electricity supplier as early as January 1, 1998, contingent upon choice being made available to all customers of Massachusetts investor-owned utilities (Retail Access Date). The MDPU conducted public hearings on the settlement agreement in September 1997. The Company is anticipating an order on its agreement by the end of 1997. Refer to the Positioning in the Industry section of Item 7 in the Company's 1996

Annual Report on Form 10-K for more information regarding the Company's settlement agreement.

Included in the Company's settlement agreement is a provision for the divestiture of its fossil generating assets no later than six months after the Retail Access Date. The Company filed its divestiture plan along with its settlement agreement in July 1997. Purchase and sale agreements are expected to be signed by December 1997 with completion of the sale anticipated in 1998. Implementation of the divestiture plan will require certain regulatory approvals including those of the MDPU and FERC. The settlement agreement includes a provision for the continued operation of Pilgrim Station with a new revenue mechanism for recovery of Pilgrim's costs. These costs are recoverable as part of the distribution access charge which is further discussed in Item 7 of the Company's 1996 Annual Report on Form 10-K. The variable component of the access charge is designed to fully recover Pilgrim's fixed operating costs, decommissioning and other post-shutdown costs. Severance and employee training costs related to the fossil divestiture will also be recoverable through the distribution access charge.

Implementation of the Company's settlement agreement is subject to the enactment of enabling Massachusetts legislation. Several proposals have materialized from the legislature during October and November of 1997. The most recent of these proposals requires the transition to a competitive generation market beginning March 1, 1998 with an opportunity for utilities to recover their stranded costs. Certain provisions of the proposal are inconsistent with the Company's settlement agreement. Although the Company expects to collect its stranded costs consistent with its settlement agreement, it cannot predict at this time the ultimate outcome of the industry restructuring legislation or the impact on the Company.

Other Matters
-------------

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Company's 1996 Annual Report on Form 10-K and Forms 10-Q for the periods ended March 31, 1997 and June 30, 1997.

The preceding sections include certain forward-looking statements about environmental and legal issues and the Company's settlement agreement.

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

Price and dividend information per share of common stock:

                                           Price
                                  ------------------------           Dividend
                                   High              Low               Paid
                                  -------          -------           --------
      First quarter 1997          $27 3/8          $26                $0.470
      Second quarter 1997          26 5/8           24 5/8             0.470
      Third quarter 1997           30 7/8           26 1/2             0.470

The market value per share of the Company's common stock as of the close of business on November 11, 1997 was $32 1/4 per share as reported in the Wall Street Journal.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended September 30, 1997:
      --------------------------------------

      Ratio of earnings to fixed charges                         2.95

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.49

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith:

             Exhibit 4 - Instruments defining the rights of security holders, including indentures

                         The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of the Company's total assets.

            Exhibit 12 - Computation of ratio of earnings to fixed charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended September 30, 1997

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended September 30, 1997

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

     b)  No Form 8-K was filed during the third quarter of 1997.

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






















                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  November 12, 1997                        /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer