Form 10-K
period 1997-12-31
BOSTON EDISON CO
filed 1998-03-30
CIK 13372

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission file number 1-2301
                             BOSTON EDISON COMPANY
            (Exact name of registrant as specified in its charter)

               Massachusetts                              04-1278810
------------------------------------------          -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

800 Boylston Street, Boston, Massachusetts                    02199
------------------------------------------          -------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  617-424-2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998 computed as the average of the high and low market price of the common stock as reported in the listing of composite transactions for New York Stock Exchange listed securities in the Wall Street
Journal:  $2,019,435,751.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                   Outstanding at March 24, 1998
          --------------------------        -----------------------------
          Common Stock, $1 par value              48,514,973 shares

                        DOCUMENTS INCORPORATED BY REFERENCE
Part    Document
----    --------
III     Portions of definitive proxy statement dated March 31, 1998 for Annual
        Meeting of Stockholders to be held May 5, 1998.

Boston Edison Company
-----------------------------------------------------------------------------


Form 10-K Annual Report
-----------------------------------------------------------------------------


December 31, 1997
-----------------------------------------------------------------------------


Part I                                                                Page
-----------------------------------------------------------------------------
Item  1.  Business                                                      2

Item  2.  Properties and Power Supply                                   6

Item  3.  Legal Proceedings                                             8

Item  4.  Submission of Matters to a Vote of Security Holders           8


Part II
-----------------------------------------------------------------------------

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                          11

Item  6.  Selected Financial Data                                      12

Item  7.  Management's Discussion and Analysis                         13

Item  8.  Financial Statements and Supplementary Financial
          Information                                                  24

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          51


Part III
-----------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant           52

Item 11.  Executive Compensation                                       52

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   53

Item 13.  Certain Relationships and Related Transactions               53


Part IV
-----------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                     54

                                    Part I
                                    ------

Item 1.  Business
-----------------

(a) General Development of Business
-----------------------------------

Boston Edison Company (the Company) is an investor-owned regulated public utility incorporated in 1886 under Massachusetts law. The Company operates in the energy, energy services and telecommunications business, which includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. Refer to the Electric Utility Industry Restructuring section of Item 7 for information regarding the restructuring of the electric utility industry and its impact on the Company.

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

The Company is currently awaiting a decision from the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Department of Public Utilities, and the Securities and Exchange Commission regarding its reorganization plan to form a holding company structure. This plan has been approved by the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and the Company's shareholders. Refer to Note A to the Consolidated Financial Statements in Item 8 for more information regarding the holding company structure.

(b) Financial Information about Industry Segments
-------------------------------------------------

The Company operates primarily as a regulated electric public utility, therefore industry segment information is not applicable.

(c) Narrative Description of Business
-------------------------------------

Principal Products and Services

The Company supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 1997 the Company served an average of approximately 660,000 customers. The Company also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues by class for the last three years consisted of the following:

                                                 1997       1996       1995
---------------------------------------------------------------------------
Retail electric revenues:
  Commercial                                      51%        50%        50%
  Residential                                     27%        27%        28%
  Industrial                                       9%         9%         9%
  Other                                            1%         2%         2%
Wholesale and contract revenues                   12%        12%        11%
===========================================================================

Sources and Availability of Fuel

The Company currently owns two stations whose generating units have the ability to burn oil, natural gas or both, one nuclear power station and ten combustion turbine generators. As discussed in Item 2, the Company entered into an agreement to sell its non-nuclear generating assets in 1997. Finalization of the sale is expected in mid-1998. The Company's generation by type of fuel and the cost of fuel for each of the last five years were as follows:

             Percentage of Company                  Average Cost of Fuel
             Generation by Source (%)               ($ per Million BTU)
         --------------------------------     --------------------------------
         1997   1996   1995   1994   1993     1997   1996   1995   1994   1993
------------------------------------------------------------------------------
Oil      32.0   16.1   17.5   27.8   31.3     2.22   3.04   2.66   2.35   2.38
Gas      31.1   33.3   39.9   31.6   24.3     3.23   3.11   2.20   2.28   2.67
Nuclear  36.9   50.6   42.6   40.6   44.4     0.46   0.41   0.43   0.50   0.51
==============================================================================

The majority of the Company's residual oil purchases consists of imported oil acquired primarily from international suppliers. Through March 1997, the Company had a contract with a major oil company to supply most of its estimated requirements. The Company has been purchasing oil on the spot market since that contract expired.

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

Franchises

Through its charter, which is unlimited in time, the Company has the right to engage in the business of producing and selling electricity, steam and other forms of energy, has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws. The locations in public ways for the Company's electric transmission and distribution lines are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the action of these authorities is subject to appeal to the DTE. The rights to these locations are not limited in time, but are not vested and are subject to the action of these authorities and the legislature. Pursuant to the Massachusetts electric utility industry restructuring legislation enacted in November 1997, the DTE has defined the service territory of the Company based on the territory actually served on July 1, 1997, and following, to the extent possible, municipal boundaries.
The legislation further provided that, until terminated by effect of law or otherwise, the Company shall have the exclusive obligation to provide distribution service to all retail customers within such service territory.
No other entity shall provide distribution service within this territory without the written consent of the Company which consent must be filed with the DTE and the municipality so affected.

Seasonal Nature of Business

The Company's kilowatt-hour (kWh) sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. In addition, the Company bills higher base rates to commercial and industrial customers during the billing months of June through September as authorized by the DTE. Accordingly, greater than half of the Company's annual earnings typically occurs in the third quarter. Refer to the Selected Consolidated Quarterly Financial Data (Unaudited) in Item 8.

Competitive Conditions

Refer to the Electric Utility Industry Restructuring section of Item 7 for a discussion of the competitive conditions affecting the Company.

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

Environmental-related capital expenditures for the years 1997 and 1996 were $1.4 million and $2.7 million, respectively. These expenditures are forecasted to be approximately $2 million in each of the years 1998 and 1999. The Company believes that its operating facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements. Additional expenditures could be required as changes in environmental requirements occur.

Refer to the Environmental section of Item 7 for more information.

Number of Employees

As of March 21, 1998, the Company had 3,196 full-time and 33 part-time utility employees including 2,166 represented by two locals of the Utility Workers Union of America, AFL-CIO. The locals' labor contracts are effective through May of the year 2000. Wholly owned subsidiary operations had 27 full-time employees. Employee relations are considered satisfactory by the Company.

Refer to the Divestiture of Fossil Generating Assets section of Item 7 for information regarding employees affected by the sale of these assets.

(d) Financial Information about Foreign and Domestic Operations and Export
--------------------------------------------------------------------------
Sales
-----

Refer to Principal Products and Services of this item for information regarding the geographical area served by the Company and revenues by class for the last three years.

(e) Additional Information
--------------------------

Regulation

The Company and its wholly owned subsidiary, Harbor Electric Energy Company
(HEEC), operate primarily under the authority of the DTE, whose jurisdiction includes supervision over retail rates for electricity and financing and investing activities. In addition, the FERC has jurisdiction over various phases of the Company's business including rates for power sold at wholesale for resale, facilities used for the transmission or sale of that power, certain issuances of short-term debt and regulation of the system of accounts. The Company's subsidiary BETG and its subsidiaries are not subject to such regulation.

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

In addition, the Company could undertake certain actions regarding Pilgrim Station at the request or suggestion of its insurers or the Institute of Nuclear Power Operations, a voluntary association of nuclear utilities dedicated to the promotion of safety and reliability in the operation of nuclear power plants. Nuclear power continues to be a subject of political controversy and public debate manifested from time to time in the form of requests for various kinds of federal, state and local legislative or regulatory action, direct voter initiatives or referenda or litigation. The Company cannot predict the extent, cost or timing of any modifications to Pilgrim Station which could be necessary in the future as a result of additional regulatory or other requirements, nor can it determine the effect of such future requirements on the continued operation of Pilgrim Station. The Company continuously evaluates the operation of the station from the standpoint of safety, reliability and economics.

Capital Expenditures and Financings

The Company's most recent estimates of capital expenditures (excluding nuclear fuel), allowance for funds used during construction (AFUDC), long-term debt maturities and mandatory sinking fund requirements for the years 1998 through 2002 are as follows:

(in thousands)        1998         1999         2000         2001         2002
------------------------------------------------------------------------------
Capital
 expenditures (1) $265,000     $230,000     $185,000     $140,000     $120,000
AFUDC             $  1,500     $  1,500     $  1,500     $  1,500     $  1,500
Long-term debt    $101,600     $101,600     $166,600     $  1,600     $  1,600
Preferred stock
 sinking fund (2) $  2,000     $  2,000     $  2,000     $ 52,000     $  2,000
==============================================================================

(1)  Includes nonutility ventures.

(2) Excludes option to redeem up to $2,000 of additional shares of 7.27% series cumulative preferred stock each May; the Company will redeem $4,000 of this series on May 1, 1998.

The Company continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Utility plant expenditures in 1997 were $114 million and consisted primarily of additions to the Company's transmission and distribution systems.

Refer to the Liquidity section of Item 7 for more information regarding the Company's capital resources.

Item 2.  Properties and Power Supply
------------------------------------

The Company's total electric generation capacity from Company-owned facilities consisted of the following:

                                                                    Year
Unit                 Location           Capacity(a)    Type       Installed
------------------------------------------------------------------------------
Pilgrim Nuclear      Plymouth, Mass.       670        Nuclear       1972
 Power Station

New Boston Station   South Boston, Mass.   760        Fossil      1965-1967
 Units 1 and 2

Mystic Station       Everett, Mass.
 Units 4-5-6                               388        Fossil      1957-1961
 Unit 7                                    592        Fossil        1975
 Combustion turbine                         14        Fossil        1969
 generator

Combustion turbine   Various               276        Fossil      1966-1971
 generators (nine)
==============================================================================

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

In December 1997, the Company entered into a purchase and sale agreement with Sithe Energies, Inc., a privately-held company headquartered in New York, to purchase its non-nuclear generating assets. Refer to Note C to the Consolidated Financial Statements in Item 8 for more information regarding the Company's fossil divestiture.

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

As of December 31, 1997, the Company's transmission system consisted of 362 miles of overhead circuits operating at 115, 230 and 345 kilovolts (kV) and 156 miles of underground circuits operating at 115 and 345 kV. The substations supported by these lines are 45 transmission or combined transmission and distribution substations with transformer capacity of 10,281 megavolt amperes (MVA), 61 4 kV distribution substations with transformer capacity of 1,017 MVA and 18 primary network units with 88 MVA capacity. In addition, high tension service was delivered to 242 customers' substations. The overhead and underground distribution systems cover approximately 4,700 and 900 miles of streets, respectively. HEEC, the Company's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115 kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts. HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at this location.

The Massachusetts Energy Facilities Siting Board (EFSB) must approve Company plans for the construction of certain new generation or transmission facilities based upon findings that such facilities are consistent with state public health, environmental protection and resource use and development policies. In December 1997, the Company received approval from the EFSB regarding proposed transmission and station facilities in Hopkinton and Milford, Massachusetts. This approval has been appealed to the Massachusetts Supreme Judicial Court.

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

Sales Contracts

The Company has agreements with Commonwealth Electric Company and Montaup Electric Company under which each purchase 11% of the capacity and corresponding energy of Pilgrim Station and pay 11% of the unit's capital and operating costs including an annual return on investment. The Company has similar agreements with multiple municipal electric companies for a total of 3.7% of the capacity and corresponding energy of Pilgrim Station.

New England Power Pool

The Company is a member of the New England Power Pool (NEPOOL), a voluntary association of electric utilities and other electricity suppliers in New England responsible for the coordination, monitoring and directing of the operations of the major generating and transmission facilities in the region. To obtain maximum benefits of power pooling, the electric facilities of all member companies are directed by an Independent System Operator (ISO - New England) as if they were a single power system. This is accomplished through the use of a central dispatching system that uses the lowest cost generation and transmission equipment available at any given time. As a result of its participation in NEPOOL, the Company's operating revenues and costs are affected to some extent by the operations of the other members.

During 1997, the power pool was restructured with changes taking effect to the membership and governance provisions of the power pooling agreement along with the transferal of operating responsibility of the integrated transmission and generation system in New England to the above referenced Independent System Operator. Rules and procedures for bid-based markets for unbundled energy services in lieu of the current cost-based pricing mechanism are under development. A spot market for installed capability is scheduled to be in effect on April 1, 1998 and the spot markets for other unbundled electric products are anticipated to be ready in the fourth quarter of 1998.

The Company's net capacity was 3,397 MW at year end 1997 and 3,444 MW at its summer peak. Its corresponding NEPOOL capacity obligations were estimated to be 3,036 MW and 3,312 MW, respectively.

Item 3.  Legal Proceedings
--------------------------

Refer to Note L to the Consolidated Financial Statements in Item 8 for a discussion of legal matters affecting the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Registrant
------------------------------------

The names, ages, positions and business experience during the past five years of all the executive officers of Boston Edison Company and its subsidiaries as of March 1, 1998 are listed below. There are no family relationships between any of the officers of the Company, nor any arrangement or understanding between any Company officer and another person pursuant to which the position as officer is held. Officers of the Company hold office until the first meeting of the directors following the next annual meeting of the stockholders and until their respective successors are chosen and qualified.

                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Thomas J. May, 50                           Chairman of the Board, President
Chairman of the Board, President            and Chief Executive Officer (since
and Chief Executive Officer                 1995), Chairman of the Board and
                                            Chief Executive Officer (1994-
                                            1995), President and Chief
                                            Operating Officer (1993-1994) and
                                            Executive Vice President (1993);
                                            Director (since 1991)

                                            Chairman of the Board, President
                                            and Chief Executive Officer and
                                            Director, Boston Energy Technology
                                            Group, Inc.; Director, Harbor
                                            Electric Energy Company, Boston
                                            Edison Services, Inc., BecoCom,
                                            Inc., Northwind Boston, LLC and
                                            Coneco Corp.


Ronald A. Ledgett, 59                       Executive Vice President (since
Executive Vice President                    1997), Senior Vice President -
                                            Fossil, Field Service and Electric
                                            Delivery (1996-1997) and Senior
                                            Vice President - Power Delivery
                                            (1991-1995)


Alison Alden, 49                            Senior Vice President - Sales,
Senior Vice President - Sales,              Services and Human Resources
Services and Human Resources                (since 1996) and Vice President -
                                            Sales & Service (1993-1996)


L. Carl Gustin, 54                          Senior Vice President - Corporate
Senior Vice President - Corporate           Relations (since 1995) and Senior
Relations                                   Vice President - Marketing &
                                            Corporate Relations (1989-1995)

                                            Business Experience
Name, Age and Position                      During Past Five Years
----------------------                      ----------------------
Douglas S. Horan, 48                        Senior Vice President - Strategy
Senior Vice President - Strategy            and Law and General Counsel
and Law and General Counsel                 (since 1995), Vice President and
                                            General Counsel (1994-1995) and
                                            Deputy General Counsel (1991-1994)

                                            Senior Vice President, General
                                            Counsel and Director, Harbor
                                            Electric Energy Company; Senior
                                            Vice President and Director,
                                            BecoCom, Inc.; Director, Boston
                                            Energy Technology Group, Inc.,
                                            Boston Edison Services, Inc. and
                                            Coneco Corp.


James J. Judge, 42                          Senior Vice President - Corporate
Senior Vice President - Corporate           Services and Treasurer (since
Services and Treasurer                      1995), Assistant Treasurer (1989-
                                            1995) and Director - Corporate
                                            Planning (1993-1995)

                                            Senior Vice President, Treasurer
                                            and Director, Harbor Electric
                                            Energy Company and Boston Energy
                                            Technology Group, Inc.; Senior
                                            Vice President and Director,
                                            Boston Edison Services, Inc. and
                                            BecoCom, Inc.; Director, Northwind
                                            Boston, LLC, Coneco Corp. and
                                            EnergyVision, LLC


Robert J. Weafer, Jr., 51                   Vice President - Finance,
Vice President - Finance,                   Controller and Chief Accounting
Controller and Chief                        Officer (since 1991)
Accounting Officer
                                            Assistant Treasurer, Harbor
                                            Electric Energy Company, Boston
                                            Energy Technology Group, Inc.,
                                            Boston Edison Services, Inc. and
                                            Coneco Corp.


Theodora S. Convisser, 50                   Clerk of the Corporation (since
Clerk of the Corporation                    1986) and Assistant General
                                            Counsel (since 1984)

                                            Clerk, Harbor Electric Energy
                                            Company, Boston Energy Technology
                                            Group, Inc., Boston Edison
                                            Services, Inc., BecoCom, Inc.,
                                            Northwind Boston, LLC, Coneco
                                            Corp. and EnergyVision, LLC

                                   Part II
                                   -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

(a) Market Information
----------------------

The Company's common stock is listed on the New York and Boston Stock
Exchanges.

The high and low market value per share of the Company's common stock as reported in the Wall Street Journal for each of the quarters in 1997 and 1996 was as follows:

                               1997                                1996
------------------------------------------------------------------------------
                         High        Low                     High        Low
------------------------------------------------------------------------------
First quarter          $27 3/8     $26                     $30 1/8     $26 1/4
Second quarter         $26 5/8     $24 5/8                 $27 1/8     $23 5/8
Third quarter          $30 7/8     $26 1/2                 $25 3/8     $21 3/4
Fourth quarter         $38 3/8     $30 1/4                 $27         $21 3/4
==============================================================================

(b) Holders
-----------

As of March 24, 1998, the Company had 32,200 holders of record of its common stock.

(c) Dividends
-------------

Dividends declared per share of common stock for each of the quarters in 1997 and 1996 were as follows:

                                    1997               1996
-----------------------------------------------------------
First quarter                     $0.470             $0.470
Second quarter                    $0.470             $0.470
Third quarter                     $0.470             $0.470
Fourth quarter                    $0.470             $0.470
===========================================================

(d) Other Information
---------------------

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements for the year ended December 31, 1997:

      Ratio of earnings to fixed charges        2.95

      Ratio of earnings to fixed charges and
      preferred stock dividend requirements     2.51

Item 6.  Selected Financial Data
--------------------------------

The following table summarizes five years of selected consolidated financial data of the Company (in thousands, except per share data).

                  1997         1996          1995         1994         1993
-----------------------------------------------------------------------------
Operating
 revenues   $1,776,233   $1,666,303   $1,628,503    $1,544,735   $1,482,159

Net income  $  144,642   $  141,546   $  112,310    $  125,022   $  118,218

Earnings per
 share of
 common
 stock-basic
 and
 diluted    $     2.71   $     2.61   $     2.08(a) $     2.41   $     2.28

Total
 assets     $3,622,347   $3,729,291   $3,637,170    $3,608,699   $3,468,724

Long-term
 debt       $1,057,076   $1,058,644   $1,160,223    $1,136,617   $1,272,497

Redeemable
 preferred
 stock      $  163,093   $  203,419   $  206,514    $  208,514   $  210,514

Cash
 dividends
 declared
 per common
 share      $    1.880   $    1.880   $    1.835    $    1.775   $    1.715
=============================================================================

(a) Includes $0.44 per share restructuring charge. Excluding the restructuring charge, 1995 earnings per share were $2.52.

Item 7.  Management's Discussion and Analysis
---------------------------------------------


Electric Utility Industry Restructuring

The traditionally rate-regulated electric utility industry is rapidly changing in response to the continuing market pressures for lower-priced electric energy. These pressures have resulted in regulatory and legislative proceedings at both federal and state levels designed to foster competition in the industry. On January 28, 1998, the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Department of Public Utilities (DPU), approved our restructuring settlement agreement that was filed in July 1997. The DTE found that the settlement agreement substantially complied or was consistent with key provisions of a Massachusetts law enacted in November 1997 establishing a comprehensive framework for the restructuring of our industry. Major provisions of our settlement agreement include the ability for retail electric customers to choose their electricity supplier (referred to as retail access) as of March 1, 1998 (the retail access date). Customers who choose not to participate in retail access will have the option of continuing to buy power from our electric delivery business at "Standard Offer" prices. Upon the retail access date, customers that continue to buy electricity under the Standard Offer will realize an average 10% savings from the rates in effect during 1997. Under the new legislation, Standard Offer customers will realize another 5% savings in electricity rates, after an adjustment for inflation, by September 1, 1999. We expect to be able to meet this additional rate reduction as a result of the divestiture of our fossil generating assets which is discussed below. As part of our settlement agreement, the retail delivery rates of our retained distribution business include a non-bypassable transition charge designed to recover certain costs incurred by our generation business under the traditional electric ratemaking structure which cannot be otherwise recovered in a competitive environment. The rates of our distribution business will continue to be regulated by the DTE based on the cost of providing distribution service.

In 1997 the Emerging Issues Task Force (EITF) reached consensus on specific issues raised related to the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). As part of its consensus, the EITF determined that when deregulation legislation is passed and regulatory actions have taken place providing sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business being deregulated, the enterprise should stop applying SFAS 71 to that portion of its business. As a result of the recently passed Massachusetts electric industry restructuring legislation and the DTE order regarding our related settlement agreement, we have determined that, as of December 31, 1997, the provisions of SFAS 71 no longer apply to the generation portion of our business. The EITF further determined that book values of assets and liabilities originating in the separable portion of the business no longer subject to rate-regulation should be evaluated on the basis of where the regulated cash flows to realize and settle them will be derived. Net generating assets recoverable from the proceeds of the fossil divestiture and through the non-bypassable transition charge of our distribution business which continues to be subject to rate-regulation, therefore, remain on our consolidated balance sheet at December 31, 1997. In addition, approximately 25% of the operations and capital costs, including a return on investment, of Pilgrim Nuclear Power Station will continue to be collected under wholesale life of the unit contracts. These contracts continue to be regulated by the Federal Energy Regulatory Commission (FERC) and are not impacted by our settlement agreement.

Divestiture of Fossil Generating Assets

Our restructuring settlement agreement includes a provision for the divestiture of our fossil generating assets no later than six months after the retail access date. On December 10, 1997, we entered into a purchase and sale agreement with Sithe Energies, Inc., a privately-held company headquartered in New York, to purchase our non-nuclear generating assets. The proceeds from the sale of these assets will be $657 million. The net book value of these assets at December 31, 1997 is approximately $450 million. Included in the purchase price, Sithe Energies will pay $121 million to us in connection with a six-month transitional power sales agreement under which we will buy power from the generating plants. Sithe Energies will also be responsible for obligations resulting from the recently enacted utility restructuring legislation for property tax payments to communities with non-nuclear power plants. Net proceeds from the divestiture will be used to reduce the distribution transition charge.

Implementation of the divestiture plan is subject to certain regulatory approvals including those of the DTE and the FERC. We anticipate finalization of the divestiture in mid-1998.

In July 1997, we reached an agreement with our field service union that requires the buyer of our fossil generating assets to recognize and continue to honor the provisions of the union's current collective bargaining agreement through the end of its term, May 2000. As part of a package offered to employees affected by the fossil divestiture, all eligible fossil and designated fossil support employees age 55 or older with at least 10 years of service, or age 65 by July 1, 1998, were offered unreduced retirement and transition benefits under a voluntary early retirement program (VERP). Under this program, 40 people elected to retire. Retirement dates are expected to be the first of the month following the transfer of ownership of our fossil generating assets. Severance programs were offered to management and field service union employees affected by the fossil divestiture that did not elect or were ineligible to retire under the VERP. These severance benefits include salary payments, education/retraining allowances and outplacement services.
It is anticipated that 48 employees will receive severance benefits under these programs.

The estimated costs associated with the VERP and severance programs is approximately $21 million including the effects on the retirement, life and dental plans. Severance and employee retraining costs related to the divestiture are recoverable through the distribution transition charge under our settlement agreement. Therefore, we have established an offsetting regulatory asset for these obligations on our consolidated balance sheet at December 31, 1997.

Nuclear Asset Impairment

As part of the settlement agreement, we recover our net investment in Pilgrim as of December 31, 1995 (adjusted for depreciation through 1997) through the distribution transition charge. Under the terms of the settlement agreement, we must perform a market valuation of Pilgrim by 2002. Upon acceptance of the valuation by the DTE, the resulting dollar amount, net of prudently incurred post-1995 investments in the plant, will reduce amounts collectible through the transition charge. If the valuation is not sufficient to allow for the recovery of these investments, we will seek their recovery through the transition charge. Due to the market pressures facing us, the ultimate recovery of these assets is not certain. Therefore, we reduced our investment in Pilgrim by the $13 million invested in the plant since January 1, 1996 as an impairment loss. An after tax charge of approximately $8 million due to this reduction was recorded to non-operating expense on our consolidated statement of income in the fourth quarter of 1997. A similar uncertainty does not exist for the ultimate recovery of the fossil generating assets as the sale proceeds agreed to in the purchase and sale agreement with Sithe Energies exceeds the net book value of these assets.

BEC Energy

We are currently awaiting a decision from the DTE regarding our reorganization plan to form a holding company structure. A decision from the Securities and Exchange Commission is also pending. Approval from the Nuclear Regulatory Commission was received on February 11, 1998. This plan was approved by the FERC and our shareholders in 1997. This new structure will clearly separate our regulated and unregulated operations. It will provide us with greater organizational flexibility allowing us to take advantage of nonutility business opportunities in a more timely manner. The holding company structure is a well-established form of organization for companies conducting multiple lines of business. In fact, all other investor-owned Massachusetts electric utilities are currently organized in this manner. Through our holding company, BEC Energy, we will seek ways to expand our customer base.

Joint Ventures

We continue to conduct unregulated activities through our wholly owned subsidiary, Boston Energy Technology Group (BETG). During 1997, BETG entered into two joint venture agreements. BETG has a joint venture agreement with RCN Telecom Services, Inc. (RCN). The final closing on this joint venture occurred in June 1997. This limited liability company (LLC) competes directly with local and long-distance telephone, video and Internet access companies for telecommunications-related services. BETG owns 49% of the LLC while RCN owns 51% and maintains day-to-day management responsibility. BETG also has an energy marketing venture with Williams Energy Services Company (WESCO), a subsidiary of The Williams Companies, Inc. This LLC, EnergyVision, markets electricity, natural gas and energy-related services to retail customers in the six New England states and began operations in February 1997. BETG and WESCO each own 50% of EnergyVision.

Results of Operations

1997 versus 1996

Earnings per share of common stock were $2.71 in 1997 compared to $2.61 in 1996, a 3.8% increase as described below.

Operating revenues

Operating revenues increased 6.6% over 1996 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $ 87,252
Demand side management revenues                  1,232
Wholesale revenues                                (765)
Short-term sales and other revenues             22,211
------------------------------------------------------
  Increase in operating revenues              $109,930
======================================================

Retail base revenues, consistent with the 0.8% increase in kilowatt-hour (kWh) sales in 1997, were relatively flat compared to 1996. Increases due to warmer than normal temperatures in June and July, cooler temperatures in October and

December and the stronger local economy were offset by milder than normal winter conditions during the first quarter of 1997 and lower industrial sales. Industrial sales continue to be adversely affected by the decline in manufacturing activity in our service territory. In addition, revenues in 1996 reflect one more day of sales due to the leap year. Total retail electric revenues increased $87.3 million primarily due to the timing effect of fuel and purchased power cost recovery. The increase in fuel and purchased power clause revenues reflect the current recovery of prior year undercollections. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Pilgrim performance revenues, which vary annually based on the operating performance of Pilgrim Station, decreased due to a lower annual capacity factor effective November 1996 reflecting the refueling and maintenance outage in the first quarter of 1997.

Short-term sales revenues increased approximately $16 million. This is due to the continued reduction in available nuclear energy supply in New England combined with a 42% increase in our fossil generation allowing for increased sales to the power exchange. Revenues from short-term sales result in a corresponding reduction to future fuel and purchased power billings to retail customers and, therefore, have no net effect on earnings.

Operating expenses

Fuel and purchased power expenses increased $90.2 million. This increase reflects $57 million related to the timing effect of fuel and purchased power cost recovery. In addition, company fuel expense increased $50 million primarily due to the 42% increase in fossil generation. These increases were partially offset by a $22 million decrease in power exchange purchases. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Operations and maintenance expense decreased $2.6 million from 1996. The decrease is the result of lower spending due to overall cost control efforts and significantly less overhaul activity at our fossil generating units. These decreases were partially offset by an approximately $5 million incremental impact associated with service restoration efforts resulting from a severe snow storm in April 1997 that struck the greater Boston area.

The increase in depreciation and amortization expense is due to the net impact of two depreciation adjustments. We recorded an $8.7 million nonrecurring charge to depreciation expense in the third quarter of 1997 to reflect the removal of specific nuclear-related intangible assets from our balance sheet. In 1996 we recorded a $5.2 million adjustment to correct the accumulated depreciation balance of certain large computer equipment.

Income taxes increased as a result of higher net income offset by a lower effective tax rate. The effective tax rate for 1997 reflects the impact of the favorable outcome of an Internal Revenue Service (IRS) appeal received in the third quarter related to investment tax credits (ITC). This also resulted in an increase in unamortized ITC which will be reflected as a reduction to income tax expense over the life of the related assets. Refer to Note D to the Consolidated Financial Statements for more information on income taxes.

Other expense

Other expense, net in 1997 reflects the charge of approximately $8 million, after tax, from the nuclear asset impairment which is further discussed in Note C to the Consolidated Financial Statements in addition to BETG equity losses. These decreases were partially offset by approximately $3 million, after tax, in interest income from the IRS appeal.

Interest charges

Total interest charges on long-term debt decreased due to the maturing of $100 million of 5.70% debentures in March 1997 and the cessation of amortization of the associated redemption premiums. This was partially offset by the March 1997 issuance of $100 million of 6.662% bank debt due in 1999. The decrease also reflects the maturity of $100 million of 5 1/8% debentures in March 1996.

Allowance for borrowed funds used during construction (AFUDC), which represents the financing costs of construction, decreased primarily due to a lower average construction work in progress (CWIP) balance in 1997. The 1996 average CWIP balance included nuclear fuel purchased in anticipation of Pilgrim Station's scheduled refueling outage in the first quarter of 1997.

Preferred stock dividends

The decrease in preferred stock dividends is the result of the redemption of 20,000 of mandatory and 20,000 of optional shares of 7.27% series cumulative preferred stock in May 1997 and 400,000 shares of 8.25% series in June 1997. Refer to Note I to the Consolidated Financial Statements.

1996 versus 1995

Earnings per share of common stock were $2.61 in 1996 compared to $2.08 in 1995. Earnings in 1995 reflect a nonrecurring before tax charge of $34 million ($20.7 million after tax, or $0.44 per share) associated with our corporate restructuring. The restructuring is discussed further in Note F to the Consolidated Financial Statements. Excluding the nonrecurring restructuring charge, earnings per common share increased 3.6% over 1995 as described below.

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
======================================================

Retail electric revenues increased $48.6 million. Fuel and purchased power clause revenues increased approximately $36 million. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Performance revenues increased $14.5 million as Pilgrim Station operated at a higher capacity in 1996. Retail kWh sales increased 2.8% in 1996, primarily due to the positive economic impacts on our commercial customers.

Demand side management (DSM) revenues decreased primarily due to a decline in current DSM program expenditures.

The primary reason for the decrease in wholesale revenues is due to Pilgrim contract customer revenues. These revenues decreased despite increased kWh sales due to lower operations and maintenance expense related to Pilgrim

Station. Pilgrim contract customers are billed for their proportionate share of the unit's costs.

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

Operating expenses

Fuel and purchased power expenses increased $53.1 million. Fuel expense increased, despite a slight decrease in company generation, due to significantly higher oil and natural gas prices. Purchased power expense reflects a higher volume of energy purchases and an overall increase in energy prices. These increases were partially offset by the timing effect of fuel and purchased power cost recovery. Fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Operations and maintenance expense decreased $40.8 million primarily due to lower labor costs resulting from our 1995 restructuring and the continuing cost control efforts of each of our business units. In addition, the amortization of deferred nuclear outage costs decreased $9 million. As discussed in Note B to the Consolidated Financial Statements, in the third quarter of 1995 we made a retroactive change to the amortization period of these deferred costs from five years to two years, consistent with the two-year cycle between refueling outages at Pilgrim Station.

The 1995 operating expenses reflect a $34 million nonrecurring charge related to our corporate restructuring. Refer to Note F to the Consolidated Financial Statements for additional information regarding our 1995 restructuring.

Depreciation and amortization increased $32.2 million. The increase is primarily the result of a change in the estimated remaining economic lives of our Mystic 4, 5 and 6 fossil generating units in the second quarter of 1996, retroactive to the beginning of the year, and an increase in the depreciable plant balance. The change in estimated economic lives of Mystic 4, 5 and 6 resulted in a $22 million increase in depreciation expense for the year.

The decrease in DSM programs expense reflects the decline in current DSM program expenditures.

The increase in income taxes is due to higher net income and a higher effective tax rate in 1996. The effective tax rate in 1996 is 38.2% versus 37.1% in 1995.

Interest charges

Interest on long-term debt decreased due to the maturity of $100 million
8 7/8% debentures in December 1995 and $100 million 5 1/8% debentures in March 1996. These decreases were partially offset by the issuance of $125 million 7.80% debentures in May 1995 which were outstanding for all of 1996. Other interest charges increased due to an increase in interest on short-term debt caused by the higher average short-term debt level partially offset by a lower average short-term borrowing rate. The short-term debt balance increased as a result of the debenture maturities and the redemption of $4 million of preferred stock in 1996. AFUDC decreased due to lower overall construction activity during 1996, shorter construction periods, and lower short-term interest rates.

Electric Sales and Revenues

Electric sales

Retail kWh sales increased 0.8% in 1997. This was primarily attributable to the commercial sector. The commercial increase reflects the impact of a continued strong economy in the Boston area and very warm temperatures in June and July and cooler than normal temperatures in the fourth quarter. Hotel occupancy rates and non-manufacturing employment continued to increase in 1997. The commercial sector represents approximately 50% of our electric operating revenues. Residential revenues, which represent 27% of electric revenues, were also positively impacted by the weather. These positive impacts were offset by milder winter weather in the first quarter of 1997 and declines in manufacturing employment affecting the industrial sector. In addition, revenues in 1996 reflect one more day of sales due to the leap year. The industrial sector represents only 9% of our electric operating revenues. Total kWh sales increased 3.1% as a result of the continued reduction in available nuclear energy supply in New England. This reduction, combined with an increase in our fossil generation allowed for increased sales to the power exchange.

The 2.8% increase in 1996 retail kWh sales was primarily due to the positive effect on commercial customers of the strong economy in our retail service territory. Residential sales decreased slightly primarily due to overall milder than normal weather conditions. Industrial sales remained relatively flat. Total kWh sales, including wholesale, increased 3.3%. The increase in wholesale sales was primarily due to higher sales to our Pilgrim contract customers as the plant was operating for substantially all of 1996. In addition, sales to our municipal customers increased due to a reduction in available energy supply in New England.

Electric revenues

As discussed in the Electric Utility Industry Restructuring section, our delivery business will provide Standard Offer customers service at rates designed to give an average 10% savings upon the retail access date. As part of the recently passed restructuring legislation in Massachusetts, these customers are to realize an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. We expect to meet this additional rate reduction as a result of the proceeds received from the divestiture of our fossil generating assets and potential securitization or refinancing of our stranded costs. Under our settlement agreement, the aggregate amount of our transition charge is reduced by the net proceeds from fossil divestiture.

Under the settlement agreement, the annual performance adjustment charge ceases and our cost recovery mechanism for Pilgrim Station changes as of the retail access date. Approximately 25% of the operations and capital costs, including a return on investment, will continue to be collected under wholesale life of the unit contracts. The remaining output will be sold in the competitive energy market. Through December 31, 2000, we will share 25% of any profit or loss from the sale of Pilgrim's output with distribution customers through the transition charge. In addition, we will obtain transition payments up to a maximum of $23 million per year depending on the level of costs incurred for property taxes, insurance, regulatory fees and security requirements.

Beginning upon the retail access date, the rates of our distribution business will remain unchanged through December 31, 2000, subject to a minimum and maximum return on average common equity (ROE). We will be required to file with the DTE a computation supporting the ROE of our distribution business after each calendar year. The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, we are authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, we are required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. The cost of providing transmission service to distribution customers will be recovered on a fully reconciling basis.

Liquidity

We ordinarily meet most of our cash requirements for plant expenditures with internally generated funds. These funds are cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. During 1997, 1996 and 1995 our internal generation of cash provided 211%, 177% and 102%, respectively of our plant expenditures. The capital spending level, excluding nuclear fuel, forecasted for 1998 is $265 million which includes amounts for utility plant and the capital requirements of our nonutility ventures. This spending level also includes the 1998 portion of business system replacements discussed below. The capital spending level over the next five years is forecasted to be approximately $940 million. In addition to capital expenditures, we have debt and preferred stock payment requirements of $103.6 million in 1998 and 1999, $168.6 million in 2000, $53.6 million in 2001 and $3.6 million in 2002.

We supplement our internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. We have authority from the FERC to issue up to $350 million of short-term debt. We also have a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on a committed as well as on an uncommitted and as available basis. At December 31, 1997, we had $137 million of short-term debt outstanding, none of which was incurred under the revolving credit agreement. We have $220 million remaining under our approved long-term financing plan with the DTE which is available through 1998. Proceeds from issuances under this plan are to be used to refinance short and long-term securities and to fund capital expenditures. Refer to Notes I and J to the Consolidated Financial Statements for additional information relating to our financing activities.

At December 31, 1997, BETG had $7.5 million outstanding under a revolving credit agreement. The purpose of this line is to fund its capital requirements above our $45 million limited investment. This debt will be refinanced upon the formation of BEC Energy.

We anticipate using the sale proceeds from our pending fossil divestiture to adjust our capital structure.

Year 2000 Computer Issue

The year 2000 computer issue is the result of programs written using two digits instead of four to define an applicable year. Consequently, these programs will not properly recognize calendar dates beginning in the year 2000. This could cause computers to shut down or yield incorrect results.

We have developed a plan to address the year 2000 issue that includes modification of certain applications and replacement of systems that are not year 2000 compliant. The cost associated with modification of existing applications will be expensed as incurred. In addition, we have made a decision to use this opportunity to upgrade some of our less efficient centralized business systems. The full replacement costs associated with these systems will be capitalized and amortized over future periods. The total cost of the year 2000 project is expected to be funded through internally generated funds. We anticipate completion of the year 2000 project in the third quarter of 1999.

Other Matters

Environmental

We are subject to numerous federal, state and local standards with respect to waste disposal, air and water quality and other environmental considerations. These standards can require that we modify our existing facilities or incur increased operating costs.

We currently own or operate approximately 30 properties where oil or hazardous materials were previously spilled or released. We also continue to face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where we are alleged to have generated, transported or disposed of hazardous waste at the sites. Refer to Note L.6. to the Consolidated Financial Statements for more information regarding hazardous waste issues.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1), effective in 1997. This statement contains authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. It requires that an accrual for environmental liabilities include estimates of the costs of compensation and benefits for those employees expected to devote a significant amount of time directly to that effort. SOP 96-1 had no material effect on our financial position or results of operations during 1997.

Uncertainties continue to exist with respect to the disposal of both spent nuclear fuel and low-level radioactive waste (LLW) resulting from the operation of Pilgrim Station. The United States Department of Energy (DOE) is responsible for the ultimate disposal of spent nuclear fuel; however, uncertainties regarding the DOE's schedule of acceptance of spent fuel for disposal continue to exist. In 1995 we regained access to the LLW disposal facility located in Barnwell, South Carolina. Refer to Note E to the Consolidated Financial Statements for further discussion regarding nuclear decommissioning and waste disposal.

The 1990 Clean Air Act Amendments (CAAA) require a significant reduction in nationwide emissions of sulfur dioxide from fossil generating units. Other provisions of the CAAA involve limitations on emissions of nitrogen oxides from existing generating units. As discussed in the Divestiture of Fossil Generating Assets section, we have signed an agreement with Sithe Energies for the sale of our fossil generating assets. If regulatory approval is not obtained or is delayed, we could continue to operate these units subject to the provisions of these amendments. We currently meet the standards of the CAAA and, depending on the outcome of certain Massachusetts Department of Environmental Protection air quality modeling studies, our generating units could continue to operate through at least 1999 before additional emission reductions would be required.

Public concern continues regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. Some scientific reviews conducted to date have suggested associations between EMF and potential health effects, while other studies have not substantiated such associations. The National Research Council previously reported that there is no conclusive evidence that exposure to EMF from power lines and appliances presents a health hazard. The panel of scientists, working with the National Academy of Sciences, report that more than 500 studies over the last several years have produced no proof that EMF causes leukemia or other cancers or harms human health in other ways. We continue to support research into the subject and are participating in the funding of industry-sponsored studies. We are aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. We have addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons; however, to date we have not been significantly affected by these developments. We continue to monitor all aspects of the EMF issue.

Litigation

In October 1997, the DTE opened a proceeding to investigate our compliance with the 1993 order which permitted the formation of BETG and authorized us to invest up to $45 million in unregulated activities. We are unable to determine the ultimate outcome of this proceeding or its impact on our operations.

We were named as a party in lawsuits by Subaru of New England, Inc. and Subaru Distributors Corporation. The plaintiffs claimed certain automobiles stored on lots in South Boston suffered pitting damage caused by emissions from our New Boston Station generating unit. In 1997 we settled both lawsuits.
Neither settlement had a material impact on our consolidated results of operations or financial position.

Refer to Note L.8. to the Consolidated Financial Statements for more information on other legal matters in which we are involved.

Industry restructuring legal proceedings/referendum campaign

The DTE order approving our settlement agreement has been appealed by certain parties to the Massachusetts Supreme Judicial Court. In addition, along with other Massachusetts investor-owned utilities, we have been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.
We are currently unable to determine the outcome of these proceedings or their impact on us.

Opponents of the electric industry restructuring legislation that was enacted in November 1997 have mounted a referendum campaign to repeal that law. A coalition of business, industry and public interest groups that supported the legislation, along with the electric utility industry, is opposed to the referendum and is prepared to mount an aggressive campaign to defeat it. We are currently unable to predict the eventual outcome of this referendum or its impact on us.

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

The preceding sections include certain forward-looking statements about the effects of the industry restructuring process and our related settlement agreement, the divestiture of our fossil generating assets, operating results, year 2000 and environmental and legal issues.

The effects of electric utility industry restructuring could differ from our expectations. This could occur as regulatory decisions and negotiated settlements between utilities and intervenors are finalized. In addition, the development of a competitive electric generation market, the impacts of actual electric supply and demand in New England and further legislative action may affect the ultimate results of the industry restructuring and our settlement agreement.

The divestiture plan could differ from our expectations. This could occur if required regulatory approvals are delayed or not obtained.

The impacts of our continued cost control procedures on our operating results could differ from our expectations. The effects of changes in economic conditions, tax rates, interest rates, technology and the prices and availability of operating supplies could materially affect our projected operating results.

The timing and total costs related to our year 2000 plan could differ from our expectations. Factors that may cause such differences include the ability to locate and correct all relevant computer codes and the availability of personnel trained in this area. In addition, we cannot predict the nature or impact on operations of third party noncompliance.

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

Item 8.  Financial Statements and Supplementary Financial Information
---------------------------------------------------------------------

Consolidated Statements of Income

                                                   years ended December 31,
(in thousands, except earnings per share)      1997        1996        1995
---------------------------------------------------------------------------
Operating revenues                       $1,776,233  $1,666,303  $1,628,503
---------------------------------------------------------------------------

Operating expenses:
     Fuel and purchased power               679,131     588,893     535,806
     Operations and maintenance             414,779     417,372     458,196
     Restructuring costs                          0           0      34,000
     Depreciation and amortization          188,687     185,494     153,339
     Demand side management programs         29,790      30,825      45,125
     Taxes-property and other               107,975     107,086     106,361
     Income taxes                            95,021      88,703      68,276
---------------------------------------------------------------------------
      Total operating expenses            1,515,383   1,418,373   1,401,103
---------------------------------------------------------------------------

Operating income                            260,850     247,930     227,400

Other income (expense), net                 (10,498)        698        (575)
---------------------------------------------------------------------------
Operating and other income                  250,352     248,628     226,825
---------------------------------------------------------------------------

Interest charges:
     Long-term debt                          92,489      94,823     106,640
     Other                                   14,410      14,551      12,642
     Allowance for borrowed funds used
      during construction                    (1,189)     (2,292)     (4,767)
---------------------------------------------------------------------------
      Total interest charges                105,710     107,082     114,515
---------------------------------------------------------------------------

Net income                                  144,642     141,546     112,310

Preferred stock dividends                    13,149      15,365      15,571
---------------------------------------------------------------------------

Earnings available for common
 shareholders                            $  131,493  $  126,181  $   96,739
===========================================================================

Weighted average common shares outstanding   48,515      48,265      46,592

Earnings per share of common stock-basic
 and diluted                             $     2.71  $     2.61  $     2.08
===========================================================================

Consolidated Statements of Retained Earnings

                                                   years ended December 31,
(in thousands)                                 1997        1996        1995
---------------------------------------------------------------------------
Balance at the beginning of the year     $  292,191  $  257,749  $  247,409
     Net income                             144,642     141,546     112,310
---------------------------------------------------------------------------
      Subtotal                              436,833     399,295     359,719
---------------------------------------------------------------------------
Dividends declared:
     Preferred stock                         13,149      15,365      15,571
     Common stock                            91,208      90,834      86,399
---------------------------------------------------------------------------
      Subtotal                              104,357     106,199     101,970
---------------------------------------------------------------------------
Provision for preferred stock
 redemption and issuance costs (a)            3,674         905           0
---------------------------------------------------------------------------
Balance at the end of the year           $  328,802  $  292,191  $  257,749
===========================================================================

(a)  Refer to Note B.7. to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

                                                                  December 31,
(in thousands)                                     1997                   1996
------------------------------------------------------------------------------
Assets
Utility plant in service, at
 original cost                     $4,457,868            $4,387,887
  Less: accumulated depreciation    1,713,079 $2,744,789  1,550,317 $2,837,570
------------------------------------------------------------------------------
Nuclear fuel                          351,722               351,453
  Less: accumulated amortization      283,787     67,935    268,509     82,944
------------------------------------------------------------------------------
Construction work in progress                     41,403                30,376
------------------------------------------------------------------------------
  Net utility plant                            2,854,127             2,950,890
Nuclear decommissioning trust                    151,634               132,076
Equity investments                                35,455                28,752
Other investments                                  7,107                 7,630
Current assets:
  Cash and cash equivalents             4,140                 5,651
  Accounts receivable                 192,220               233,024
  Accrued unbilled revenues            30,048                34,922
  Fuel, materials and supplies,
   at average cost                     60,834                57,075
  Prepaids and other                   31,283    318,525     45,146    375,818
------------------------------------------------------------------------------
Deferred debits:
  Regulatory assets                              220,403               202,026
  Other                                           35,096                32,099
------------------------------------------------------------------------------
   Total assets                               $3,622,347            $3,729,291
==============================================================================

Capitalization and Liabilities
Common stock equity                           $1,073,454            $1,036,424
Cumulative preferred stock                       161,093               201,419
Long-term debt                                 1,057,076             1,058,644
Current liabilities:
  Long-term debt/preferred
   stock due within one year       $  102,667            $  102,667
  Notes payable                       137,013               201,454
  Accounts payable                     87,015               134,083
  Accrued interest                     24,289                24,378
  Dividends payable                    24,748                25,343
  Other                               128,061    503,793    115,812    603,737
------------------------------------------------------------------------------
Deferred credits:
  Accumulated deferred income taxes              485,738               498,718
  Accumulated deferred investment
   tax credits                                    60,736                58,899
  Nuclear decommissioning liability              155,182               133,388
  Power contracts                                 71,445                88,963
  Other                                           53,830                49,099
Commitments and contingencies
------------------------------------------------------------------------------
   Total capitalization and liabilities       $3,622,347            $3,729,291
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

                                                     years ended December 31,
(in thousands)                                       1997      1996      1995
-----------------------------------------------------------------------------
Operating activities:
  Net income                                     $144,642  $141,546  $112,310
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 223,529   228,259   202,294
    Deferred income taxes and investment tax
     credits                                      (21,664)   (4,057)  (25,193)
    Allowance for borrowed funds used during
     construction                                  (1,189)   (2,292)   (4,767)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                             45,678   (11,719)  (34,626)
    Fuel, materials and supplies                   (5,486)   (2,171)    7,202
    Accounts payable                              (47,068)      609     2,978
    Other current assets and liabilities           25,428   (44,514)   26,485
    Other, net                                     (4,640)   50,815    26,993
-----------------------------------------------------------------------------
Net cash provided by operating activities         359,230   356,476   313,676
-----------------------------------------------------------------------------
Investing activities:
  Plant expenditures (excluding AFUDC)           (114,110) (145,347) (180,822)
  Nuclear fuel expenditures                        (4,089)  (52,967)  (13,621)
  Investments in joint ventures                    (7,859)   (5,698)        0
  Other investments                               (19,830)  (28,616)  (19,005)
-----------------------------------------------------------------------------
Net cash used in investing activities            (145,888) (232,628) (213,448)
-----------------------------------------------------------------------------
Financing activities:
  Issuances:
   Common stock                                       144    12,559    64,888
   Long-term debt                                 100,000         0   125,000
  Redemptions:
   Preferred stock                                (44,000)   (4,000)   (2,000)
   Long-term debt                                (101,600) (101,600) (100,600)
  Net change in notes payable                     (64,441)   75,013   (88,345)
  Dividends paid                                 (104,956) (106,010) (100,152)
-----------------------------------------------------------------------------
Net cash used in financing activities            (214,853) (124,038) (101,209)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (1,511)     (190)     (981)
Cash and cash equivalents at the
 beginning of the year                              5,651     5,841     6,822
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the year $  4,140  $  5,651  $  5,841
=============================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest, net of amounts capitalized           $100,795  $100,810  $104,011
  Income taxes                                   $ 99,326  $ 98,668  $ 96,180

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Nature of Operations

Boston Edison Company (the Company) is an investor-owned regulated public utility operating in the energy, energy services and telecommunications business. This includes the generation, purchase, transmission, distribution and sale of electric energy and the development and implementation of electric demand side management programs. A portion of our generation is produced by our wholly owned nuclear generating unit, Pilgrim Nuclear Power Station. We supply electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. We also supply electricity at wholesale for resale to other utilities and municipal electric departments. Electric operating revenues were 88% retail and 12% wholesale in 1997. We also conduct unregulated activities through our wholly owned subsidiary, Boston Energy Technology Group (BETG).

Through BETG and its subsidiaries, we are engaged in certain nonutility businesses, including energy utilization and conservation, construction management and district energy. BETG has a joint venture with RCN Telecom Services, Inc. (RCN) that provides certain telecommunications-related services. The limited liability company (LLC) formed from this joint venture is owned 51% by RCN and 49% by BETG, with RCN having the day-to-day management responsibility. BETG also has a joint venture with Williams Energy Services Company (WESCO). This joint venture markets electricity, natural gas and energy-related services to retail customers in the six New England states. BETG and WESCO each own 50% of this LLC, EnergyVision.

We are currently awaiting a decision from the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Department of Public Utilities, regarding our plan to form a holding company structure. This structure will clearly separate our regulated and unregulated lines of business. Through our holding company, BEC Energy, we will seek ways to expand our customer base. After the corporate reorganization, Boston Edison will be a wholly owned subsidiary of BEC Energy. BETG will cease being a subsidiary of Boston Edison and become a wholly owned subsidiary of BEC Energy. The common shareholders of Boston Edison will become shareholders of BEC Energy. The existing debt and preferred stock of Boston Edison will remain obligations of the regulated utility business.

Refer also to Note C to these Consolidated Financial Statements for changes in the nature of our operations as a result of the electric utility industry restructuring and our related settlement agreement.

Note B. Significant Accounting Policies

1.  Basis of Consolidation and Accounting

The consolidated financial statements include the activities of our wholly owned subsidiaries, Harbor Electric Energy Company (HEEC) and BETG. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform with the current presentation.

We follow accounting policies prescribed by the Federal Energy Regulatory Commission (FERC) and the DTE. We are also subject to the accounting and reporting requirements of the Securities and Exchange Commission. The consolidated financial statements conform with generally accepted accounting principles (GAAP). As a rate-regulated company we have been subject to

Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), under GAAP. The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. As a result of the recently passed Massachusetts electric industry restructuring legislation and the DTE order regarding our related settlement agreement, as of December 31, 1997, we are no longer applying the provisions of SFAS 71 to our generation business. Our distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. Refer to Note C to these Consolidated Financial Statements for more information on the accounting implications of the electric utility industry restructuring.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.  Revenues

We record estimates of retail base revenues for electricity used by our customers but not yet billed at the end of each accounting period.

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

5.  Depreciation and Nuclear Fuel Amortization

Depreciation of our utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. Excluding the effect of the adjustment discussed below, the overall composite depreciation rates were 3.30%, 3.33% and 3.28% in 1997, 1996 and 1995, respectively.

Upon the completion of a review of our electric generating units, we determined that our oldest and least efficient fossil units (Mystic 4, 5 and 6) were unlikely to provide competitively-priced power beyond the year 2000. Therefore we revised the estimated remaining economic lives of these units to five years in 1996.

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

6.  Deferred Nuclear Outage Costs

We defer the incremental costs associated with nuclear refueling outages when incurred and amortize them over Pilgrim Station's operating cycle. In 1995 we changed the amortization period from five years to two years. The two-year amortization period is consistent with the two-year cycle between nuclear refueling outages at Pilgrim Station.

7.  Costs Associated with Issuance and Redemption of Debt and Preferred Stock

Consistent with our recovery in electric rates, we defer discounts, redemption premiums and related costs associated with the redemption and issuance of long-term debt and preferred stock. The costs related to long-term debt are recognized as an addition to interest expense over the life of the original or replacement debt. Beginning in 1996, consistent with an accounting order received from the FERC, we reflect costs related to preferred stock redemptions and issuances as a direct reduction to retained earnings upon redemption or over the average life of the replacement preferred stock series as applicable.

8.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction.
In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Our AFUDC rates in 1997, 1996 and 1995 were 6.04%, 5.87% and 6.35%, respectively, and represented only the cost of short-term debt.

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

11.  Regulatory Assets

Regulatory assets represent costs incurred which are expected to be collected from customers through future charges in accordance with agreements with our regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses. The majority of these costs is currently being recovered from customers over varying time periods. Refer to Note C to these Consolidated Financial Statements for information regarding the recovery of regulatory assets related to our generation business.

Regulatory assets consisted of the following:

                                                        December 31,
                                             1997               1996
--------------------------------------------------------------------
Fossil divestiture                       $ 21,248           $      0
Power contracts                            71,445             88,963
Income taxes, net                          51,096             47,483
Redemption premiums                        27,019             31,052
Postretirement benefits costs              22,441             15,009
Decontamination and decommissioning        12,282             13,190
Nuclear outage costs                       10,160              3,432
Other                                       4,712              2,897
--------------------------------------------------------------------
                                         $220,403           $202,026
====================================================================

12.  Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is calculated by dividing net income, after the payment of preferred stock dividends, by the weighted average common shares outstanding during the year. Statement of Financial Accounting Standards No. 128, Earnings per Share, requires the disclosure of diluted EPS effective for periods ending after December 15, 1997. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of dilutive potential common shares. Diluted EPS, which includes the effect of deferred (nonvested) shares and stock options granted under the Stock Incentive Plan in the calculation of weighted average common shares, is the same as basic EPS displayed on the consolidated statement of income.

Note C. Electric Utility Industry Restructuring

1.  Accounting Implications

Under the traditional revenue requirements model, our electric rates have been based on the cost of providing electric service. As such, we have been subject to certain accounting standards that are not applicable to other businesses and industries in general. The application of SFAS 71 requires us to defer the recognition of certain costs when incurred if future rate recovery of these costs is expected. Based on a consensus reached by the Emerging Issues Task Force (EITF) regarding specific issues raised related to the application of SFAS 71, we have determined that, as of December 31, 1997, the provisions of SFAS 71 no longer apply to the generation portion of our business. In its consensus, the EITF determined that when deregulation legislation is passed and regulatory actions have taken place providing sufficient detail for an enterprise to reasonably determine how the transition plan will affect the separable portion of its business being deregulated, the enterprise should stop applying SFAS 71 to that portion of its business. On January 28, 1998, the DTE approved our restructuring settlement agreement that was filed in July 1997. The DTE found that the settlement agreement substantially complied or was consistent with key provisions of a Massachusetts law enacted in November 1997 establishing a comprehensive framework for the restructuring of our industry. The EITF further determined that book values of assets and liabilities originating in the separable portion of the business no longer subject to rate-regulation should be evaluated on the basis of where the regulated cash flows to realize and settle them will be derived. Net utility plant and other related assets on our consolidated balance sheet as of December 31, 1997 include approximately $700 million related to nuclear generation and approximately $450 million related to fossil generation. As part of our settlement agreement, approximately 75% of these nuclear assets are fully recoverable through the non-bypassable transition charge of our distribution business which continues to be subject to rate-regulation. The remaining 25% will be collected under Pilgrim's wholesale life of the unit contracts. These contracts continue to be regulated by the FERC and are not impacted by our settlement agreement. These fossil assets will be recovered from the proceeds from their sale as discussed in part 2 below.

The implementation of our approved settlement agreement has certain accounting implications. The highlights of these include:

Depreciation

The composite depreciation rate for distribution utility plant increases from 2.38% to 2.98% as of March 1, 1998 (the retail access date).

Generation related plant and regulatory assets

Plant and regulatory assets related to our generation business, except for those related to Pilgrim's wholesale life of the unit contracts, will be recovered through the transition charge. This recovery, which includes a return, will occur over a twelve-year period.

Storm fund

Under the settlement agreement, we are authorized to establish a storm contingency fund to use for the incremental costs of any major storm (in excess of $1 million). The settlement required that we initially establish the fund with $8 million of proceeds received from the sale of Clean Air Act emission allowances. As costs are charged against the fund, the balance will be restored to the original level from distribution charges up to a maximum of $3 million per year.

Fuel and purchased power charge

The fuel and purchased power charge ceases as of the retail access date. Net remaining over or under collection of fuel and purchased power costs will be reflected in future customer billings.

Standard offer charge

Customers will have the option of continuing to buy power from our electric delivery business at "Standard Offer" prices as of the retail access date.
The Standard Offer charge begins at 2.8 cents at retail access and increases to 5.1 cents by 2004. The cost of providing Standard Offer service, which includes fuel and purchased power costs, will be recovered from Standard Offer customers on a fully reconciling basis.

Distribution and transmission charges

Distribution rates will be subject to a minimum and maximum return on average common equity (ROE) through December 31, 2000. The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, we are authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, we are required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. In addition, distribution rates will be adjusted for any changes in tax laws or accounting principles that result in a change in our costs of more than $1 million. The cost of providing transmission service to distribution customers will be recovered on a fully reconciling basis.

Nuclear generation

Under the settlement agreement, the annual performance adjustment charge ceases and our cost recovery mechanism for Pilgrim Station changes as of the retail access date. Approximately 25% of the operations and capital costs, including a return on investment, will continue to be collected under wholesale life of the unit contracts. The remaining output will be sold in the competitive energy market. Through December 31, 2000, we will share 25% of any profit or loss from the sale of Pilgrim's output with distribution customers through the transition charge. In addition, we will obtain transition payments up to a maximum of $23 million per year depending on the level of costs incurred for property taxes, insurance, regulatory fees and security requirements.

Nuclear decommissioning

Approximately 25% of Pilgrim's decommissioning costs will continue to be collected under wholesale life of the unit contracts. The remaining portion will be recovered through the transition charge. Amounts collected for decommissioning will be adjusted as decommissioning cost studies are updated. Refer to Note E to these Consolidated Financial Statements for more information on nuclear decommissioning costs.

2.  Divestiture of Fossil Generating Assets

Included in our settlement agreement is a provision for the divestiture of our fossil generating assets. On December 10, 1997, we entered into a purchase and sale agreement with Sithe Energies, Inc., a privately-held company headquartered in New York, to purchase our non-nuclear generating assets. The proceeds from the sale of these assets will be $657 million. The net book value of these assets at December 31, 1997 is approximately $450 million. Included in the purchase price, Sithe Energies will pay $121 million to us in connection with a six-month transitional power sales agreement under which we will continue to buy power from the generating plants. Sithe Energies will also be responsible for obligations resulting from the recently enacted utility restructuring legislation for property tax payments to communities with non-nuclear power plants.

In July 1997, we reached an agreement with our field service union that requires the buyer of our fossil generating assets to recognize and continue to honor the provisions of the union's current collective bargaining agreement through the end of its term, May 2000. As part of a package offered to employees affected by the fossil divestiture, all eligible fossil and designated fossil support employees age 55 or older with at least 10 years of service, or age 65 by July 1, 1998, were offered unreduced retirement and transition benefits under a voluntary early retirement program (VERP). Under this program, 40 people elected to retire. Retirement dates are expected to be the first of the month following the transfer of ownership of our fossil generating assets. Severance programs were offered to management and field service union employees affected by the fossil divestiture that did not elect or were ineligible to retire under the VERP. These severance benefits include salary payments, education/retraining allowances and outplacement services.
It is anticipated that 48 employees will receive severance benefits under these programs.

The estimated costs associated with the VERP and severance programs is approximately $21 million including the effects on the retirement, life and dental plans. Severance and employee retraining costs related to the divestiture are recoverable through the distribution transition charge under our settlement agreement. Therefore, we have established an offsetting regulatory asset for these obligations on our consolidated balance sheet at December 31, 1997.

3.  Nuclear Asset Impairment

As part of the settlement agreement, we recover our net investment in Pilgrim Station as of December 31, 1995 (adjusted for depreciation through 1997) through the distribution transition charge. Under the terms of the settlement agreement, we must perform a market valuation of Pilgrim by 2002. Upon acceptance of the valuation by the DTE, the resulting dollar amount, net of prudently incurred post-1995 investments in the plant, will reduce amounts collectible through the transition charge. If the valuation is not sufficient to allow for the recovery of these investments, we will seek their recovery through the transition charge. Due to the market pressures facing us, the ultimate recovery of these assets is not certain. Therefore, we reduced our investment in Pilgrim by the $13 million invested in the plant since
January 1, 1996 as an impairment loss under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). An after tax charge of approximately $8 million due to this reduction was recorded to non-operating expense on our consolidated statement of income in the fourth quarter of 1997. A similar uncertainty does not exist for the ultimate recovery of the fossil generating assets as the sale proceeds agreed to in the purchase and sale agreement with Sithe Energies exceeds the net book value of these assets.

Note D. Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109 we recorded net regulatory assets of $51.1 million and $47.5 million and corresponding net increases in accumulated deferred income taxes as of December 31, 1997, and December 31, 1996, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes consisted of the following:

                                                                  December 31,
(in thousands)                                     1997                   1996
------------------------------------------------------------------------------
Deferred tax liabilities:
  Plant-related                                $535,460               $532,390
  Other                                          79,930                 95,642
------------------------------------------------------------------------------
                                                615,390                628,032
------------------------------------------------------------------------------
Deferred tax assets:
  Plant-related                                  11,926                  8,406
  Investment tax credits                         33,125                 38,005
  Other                                          84,601                 82,903
------------------------------------------------------------------------------
                                                129,652                129,314
------------------------------------------------------------------------------
    Net accumulated deferred income taxes      $485,738               $498,718
==============================================================================

No valuation allowances for deferred tax assets are deemed necessary.

Previously deferred investment tax credits are amortized over the estimated lives of the property giving rise to the credits.

Components of income tax expense were as follows:

                                                      years ended December 31,
(in thousands)                                      1997       1996      1995
-----------------------------------------------------------------------------
Current income tax expense                      $116,685    $92,760   $93,469
Deferred income tax expense                      (14,104)        14   (21,115)
Investment tax credit amortization                (7,560)    (4,071)   (4,078)
-----------------------------------------------------------------------------
  Income taxes charged to operations              95,021     88,703    68,276
-----------------------------------------------------------------------------
Taxes on other income:
  Current                                        (12,566)      (721)   (1,729)
-----------------------------------------------------------------------------
     Total income tax expense                   $ 82,455    $87,982   $66,547
=============================================================================

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

                                                    1997       1996      1995
-----------------------------------------------------------------------------
Statutory tax rate                                  35.0%      35.0%     35.0%
State income tax, net of federal income tax benefit  4.5        4.3       4.3
Investment tax credit amortization                  (3.3)      (1.8)     (2.3)
Other                                                0.1        0.7       0.1
-----------------------------------------------------------------------------
  Effective tax rate                                36.3%      38.2%     37.1%
=============================================================================

The 1997 effective tax rate declined by 0.8% as a result of the favorable outcome of an Internal Revenue Service appeal related to investment tax credits.

Note E. Nuclear Decommissioning and Nuclear Waste Disposal

1.  Nuclear Decommissioning

When Pilgrim Station's operating license expires in 2012 we will be required to decommission the plant. Decommissioning means to remove nuclear facilities from service safely and reduce residual radioactivity to a level that permits termination of the Nuclear Regulatory Commission (NRC) license and release of the property for unrestricted use. We record an estimate of decommissioning costs in depreciation expense on the consolidated statements of income over Pilgrim's expected service life. Decommissioning expense is approximately $14 million per year. The estimate used to determine our annual expense is based on a 1991 study that documents a cost of approximately $328 million to decommission the plant using the "green field" method, which provides for the plant site to be completely restored to its original state. The cost estimate was incorporated in our 1992 retail settlement agreement. We receive recovery of the annual expense through charges to our retail customers and from other utility companies and municipalities which purchase a contracted amount of Pilgrim's electric generation. The funds we collect from decommissioning charges are deposited in an external trust and are restricted to use for decommissioning and related expenses. The net earnings on the trust funds, which are also restricted, increase the nuclear decommissioning trust balance, thus reducing the amount to be collected from customers.

The 1991 decommissioning study was partially updated for internal planning purposes in order to evaluate the potential impact of long-term spent fuel storage options resulting from delays in the United States Department of

Energy (DOE) spent fuel removal program. Refer to part 2 for a discussion of spent fuel removal. The partial update indicated an estimated decommissioning cost of $400 million in 1991 dollars based upon a revised spent fuel removal schedule and utilization of dry spent fuel storage technology. We are in the process of updating this study. No final cost estimate is currently available; however, we continue to monitor DOE spent fuel removal schedules and developments in spent fuel storage technology along with their impact on the decommissioning estimate.

Certain financial reporting considerations related to nuclear decommissioning costs have not been fully resolved. In 1996 the Financial Accounting Standards Board (FASB) issued proposed new rules for accounting for liabilities related to closure and removal of long-lived assets, which include decommissioning of nuclear generating facilities. If these proposed rules are adopted we would be required to retroactively recognize the entire estimated liability for decommissioning costs on the balance sheet, offset by an addition to utility plant. The plant addition would be depreciated over Pilgrim's remaining expected service life. The liability would be measured based on the present value of estimated future cash flows. The cumulative effect of adoption of these proposed rules could result in the recognition of a regulatory asset to be recovered from customers to the extent that the present value difference in the liability between when the liability was incurred and when the rules are adopted exceeds the depreciation expense previously recognized for decommissioning. In addition, trust fund earnings would be reported on the income statement. The FASB recently resumed its deliberations on this project. No date has been set for the issuance of either a final statement or revised proposed rules.

2.  Spent Nuclear Fuel

The spent fuel storage facility at Pilgrim Station is expected to provide storage capacity through approximately 2003. We have a license amendment from the NRC to modify the facility to provide sufficient room for spent nuclear fuel generated through the end of Pilgrim's operating license in 2012; however, any further modifications are subject to review by the DTE. We are actively exploring the feasibility of other spent fuel storage facilities and technologies.

Delays in identifying a permanent storage site have continually postponed plans for the DOE's long-term storage and disposal site for spent nuclear fuel. The DOE's current estimate for an available site is 2010. In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the lack of an interim storage facility does not excuse the DOE from meeting its contract obligation to begin accepting spent nuclear fuel no later than January 31, 1998. This decision was in response to petitions filed by us and other interested parties seeking declaratory rulings concerning enforcement and remedies for the DOE's failure to accept spent fuel in a timely manner. The court directed the plaintiffs to pursue relief under terms of their contracts with the DOE. Based on this ruling, the DOE may have to pay contract damages if it does not take the spent nuclear fuel as scheduled. Under the Nuclear Waste Policy Act of 1982, it is the ultimate responsibility of the DOE to permanently dispose of spent nuclear fuel. We currently pay a fee of $1.00 per net megawatthour sold from Pilgrim Station generation under a nuclear fuel disposal contract with the DOE. The fee is collected from customers through fuel charges. We cannot predict at this time whether or on what schedule the DOE will eventually construct a spent fuel repository or what the effect will be of any delays in such construction.

The DOE recently denied our petition to suspend payments made to the Nuclear Waste Fund based on its interpretation of the U.S. Court of Appeal's decision made in November 1997. The DOE has, however, made an offer to consider amendments to existing contracts to address the hardships the anticipated delay in accepting spent fuel may cause individual contract holders. We continue to monitor this situation and consult with legal counsel as to our next course of action.

3.  Low-Level Radioactive Waste

We regained access to low-level radioactive waste (LLW) disposal facilities located in Barnwell, South Carolina, in 1995. This site is currently the only disposal facility available to us. Legislation has been enacted in Massachusetts establishing a regulatory process for managing LLW, including the possible siting, licensing and construction of a disposal facility within the state, or, alternatively, an agreement with one or more other states. Pending the construction of a disposal facility within the state or the adoption by the state of some other LLW management procedure, we will continue to monitor the situation and investigate other available options.

Note F. 1995 Corporate Restructuring

In 1995 we streamlined the corporate organization and reorganized the company into separate business units in order to strengthen our competitiveness in the changing electric energy market. In conjunction with this reorganization we offered enhanced retirement programs and implemented a special severance program to reduce employee staffing levels. Under the enhanced retirement programs 330 employees elected to retire, and 149 employees whose positions were eliminated became eligible for benefits under the special severance program. These programs resulted in a $34 million pre-tax charge ($20.7 million after tax) over the third and fourth quarters of 1995. The charge consisted of $24 million for the retirement programs and $10 million for the severance program.

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

We also have an unfunded supplemental retirement plan for certain management employees. Benefits under this plan are based upon an employee's years of service and highest eligible average compensation during years of credited employment.

Net pension cost consisted of the following components:

                                                     years ended December 31,
(in thousands)                                   1997        1996        1995
-----------------------------------------------------------------------------
Current service cost - benefits earned        $12,625     $13,452     $11,339
Interest cost on projected benefit
 obligation                                    31,537      32,325      31,789
Actual return on plan assets                  (60,602)    (40,335)    (72,192)
Net amortization and deferral                  33,912      17,064      49,557
-----------------------------------------------------------------------------
  Net pension cost                            $17,472     $22,506     $20,493
=============================================================================

In accordance with our 1992 retail rate settlement agreement we deferred the difference between the net pension cost of the retirement plan and its annual funding amount through 1995. Net pension cost recognized in 1995 was $28 million.

We experienced a high number of employee retirements from 1994 to 1996. A large number of these retirements were as a direct result of our 1995 corporate restructuring. In 1997, a review of the accounting for the pension expense related to the retirements revealed that an adjustment to the pension costs related to these employees was necessary. Therefore, we increased our pension regulatory asset by $8.6 million in 1997 for the adjustment related to the period of our 1992 settlement agreement. The remaining adjustment did not have a material impact on our consolidated results of operations or financial position.

We used the following assumptions for calculating pension cost:

                                                 1997        1996        1995
-----------------------------------------------------------------------------
Discount rate                                    7.75%       7.25%       8.25%
Expected long-term rate of return on assets     10.00%      10.00%      10.00%
Compensation increase rate                       3.90%       3.90%       3.90%
-----------------------------------------------------------------------------

The plans' funded status were as follows:

                                                                 December 31,
(in thousands)                                 1997                      1996
-----------------------------------------------------------------------------
                                       Supplemental              Supplemental
                            Retirement   Retirement   Retirement   Retirement
                                  Plan         Plan         Plan         Plan
-----------------------------------------------------------------------------
Actuarial present value of
 accumulated benefit
 obligation:
  Vested                      $361,484     $  8,571     $316,101     $  7,576
  Non-vested                    10,578        1,192       10,867          943
-----------------------------------------------------------------------------
   Total                      $372,062     $  9,763     $326,968     $  8,519
=============================================================================

Plan assets at fair value     $401,182     $      0     $331,299     $      0
Projected obligation for
 service rendered to date     (446,360)     (11,076)    (400,561)      (9,199)
-----------------------------------------------------------------------------
Projected benefit
 obligation in excess of
 plan assets                   (45,178)     (11,076)     (69,262)      (9,199)
Unrecognized prior service
 cost                            9,385        9,736       11,238        9,436
Unrecognized net loss/(gain)    50,673          (27)      78,853       (1,141)
Unrecognized net obligation      5,704            0        7,130            0
Additional minimum
 liability (a)                       0       (8,396)           0       (7,615)
-----------------------------------------------------------------------------
  Net pension prepayment/
 (liability) (b)              $ 20,584     $ (9,763)    $ 27,959     $ (8,519)
=============================================================================

(a) Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (SFAS 87), requires the recognition of an additional minimum liability for the excess of accumulated benefits over the fair value of plan assets and accrued pension costs. In accordance with SFAS 87 we recorded additional minimum liabilities and corresponding intangible assets of $8.4 million and $7.6 million on our consolidated balance sheets at December 31, 1997 and 1996, respectively.

(b) The prepaid pension amount at December 31, 1997 reflects the impact of $8 million related to the fossil workforce reduction as discussed in Note C to these Consolidated Financial Statements.

We used the following assumptions for calculating the plans' year-end funded status:

                                                             1997        1996
-----------------------------------------------------------------------------
Discount rate                                                7.25%       7.75%
Compensation increase rate                                   4.25%       3.90%
-----------------------------------------------------------------------------

We also provide defined contribution 401(k) plans for substantially all of our employees. We match a portion of employees' voluntary contributions to the plans. We made matching contributions of $8 million in 1997 and 1996 and $9 million in 1995.

2.  Other Postretirement Benefits

In addition to pension benefits, we also provide health care and other benefits to our retired employees who meet certain age and years of service eligibility requirements. These postretirement benefits other than pensions (PBOPs) are accounted for in accordance with Statement of Financial Accounting

Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). Our 1992 retail rate settlement agreement provided us with a phase-in to full expense of the PBOP costs incurred under SFAS 106. This settlement agreement allowed us to defer any costs in excess of the specified phase-in amounts to the extent that we funded an external trust.
Our funding policy is to generally contribute 100% of PBOP costs to external trusts. Therefore, we recognized $23 million of PBOP costs in 1995 in accordance with the 1992 settlement agreement. Beginning in 1996 we recognized the full PBOP costs incurred under SFAS 106. The net deferred PBOP costs of $15 million resulting from the delayed phase-in are included in regulatory assets as these costs will be recovered from customers in future periods.

Net postretirement benefits cost consisted of the following components:

                                                     years ended December 31,
(in thousands)                                   1997        1996        1995
-----------------------------------------------------------------------------
Current service cost - benefits earned        $ 3,543     $ 4,616     $ 3,408
Interest cost on accumulated benefit
 obligation                                    17,006      16,815      13,521
Actual return on plan assets                  (18,852)     (9,584)     (7,151)
Amortization of transition obligation           9,151       9,151       9,151
Net other amortization and deferral            12,417       5,209       3,017
-----------------------------------------------------------------------------
  Net postretirement benefits cost            $23,265     $26,207     $21,946
=============================================================================

We used the following assumptions for calculating postretirement benefits cost:

                                                 1997        1996        1995
-----------------------------------------------------------------------------
Discount rate                                    7.75%       7.25%       8.25%
Expected long-term rate of return on assets      9.00%       9.00%       9.00%
Health care cost trend rate                      6.00%       7.00%       7.00%
-----------------------------------------------------------------------------

The health care cost trend rate is assumed to decrease by 1% in 1998 and to remain at 5% in years thereafter. Changes in the health care cost trend rate will affect our cost and obligation amounts. A 1% increase in the assumed health care cost trend rate would increase the total service and interest cost components by 7.4% and would increase the accumulated benefit obligation at December 31, 1997 by 6.6%.

The PBOP program's funded status was as follows:

                                                                 December 31,
(in thousands)                                        1997               1996
-----------------------------------------------------------------------------
Trust assets at fair value                       $ 103,989          $  72,702
Accumulated obligation for service
 rendered to date from:
  Retirees                            $(166,035)          $(156,694)
  Active employees eligible to retire   (16,484)            (12,644)
  Active employees not eligible to
   retire                               (55,097)  (237,616) (61,567) (230,905)
-----------------------------------------------------------------------------
Accumulated benefit obligation in
 excess of trust assets                           (133,627)          (158,203)
Unrecognized prior service cost                    (14,128)           (16,274)
Unrecognized net loss                               12,916             26,663
Unrecognized transition obligation                 127,107            146,413
-----------------------------------------------------------------------------
  Net postretirement benefits
   liability (a)                                 $  (7,732)         $  (1,401)
=============================================================================

(a) The postretirement benefits liability at December 31, 1997 reflects an $8 million additional PBOP obligation related to the fossil workforce reduction as discussed in Note C to these Consolidated Financial Statements.

The weighted average discount rates used to measure the program's year-end funded status were 7.25% in 1997 and 7.75% in 1996. The trust assets consist of equities, bonds and money market funds.

Note H. Stock-Based Compensation

In 1997, we initiated a Stock Incentive Plan (the Plan) which was adopted by the Board of Directors and approved by our stockholders. The Plan permits a variety of stock and stock-based awards, including stock options and deferred (nonvested) stock to be granted to certain key employees. The Plan limits the terms of awards to ten years. Subject to adjustment for stock-splits and similar events, the aggregate number of shares of common stock that may be delivered under the Plan is 2,000,000, including shares issued in lieu of or upon reinvestment of dividends arising from awards. During 1997, we granted 73,820 shares of deferred stock and 298,400 ten-year non-qualified stock options under the Plan. The weighted average grant date fair value of the deferred stock is $27.26. The options were granted at the full market price of the stock on the date of the grant. Both awards vest ratably over a three-year period.

We recognize compensation cost for our stock-based awards under the provisions of APB Opinion 25, which requires compensation cost to be measured by the quoted stock market price at the measurement date less the amount, if any, an employee is required to pay. The required fair value method disclosures related to our stock-based compensation are as follows:

(in thousands, except per share amounts)     1997
---------------------------------------------------
Net income
          Actual                           $144,642
          Pro forma                        $144,572
Earnings per share
          Actual                            $2.71
          Pro forma                         $2.71

Stock option activity of the Plan was as follows:

---------------------------------------------------------------------------
Options outstanding at January 1, 1997                       0
          Options granted                              298,400
          Options forfeited                            (25,400)
---------------------------------------------------------------------------
Options outstanding at December 31, 1997               273,000
===========================================================================

Summarized information regarding stock options outstanding at December 31, 1997:

                             Weighted
   Range of              Average Remaining            Weighted Average
Exercise Prices       Contractual Life (Years)         Exercise Price
---------------       ------------------------        ----------------
 $25.75-$26.00                  9.44                        $25.84

No stock options were exercisable at December 31, 1997.

The stock options were granted with a weighted average grant date fair value of $2.22. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

          Expected life (years)                               4.0
          Risk-free interest rate                            6.44%
          Volatility                                           16%
          Dividends                                          7.28%

Compensation cost recognized in income for our stock-based compensation awards in 1997 was $275,000.

Note I. Capital Stock

                                                                 December 31,
(dollars in thousands, except per share amounts)             1997        1996
-----------------------------------------------------------------------------
Common stock equity:
Common stock, par value $1 per share,
 100,000,000 shares authorized; 48,514,973
 and 48,509,537 shares issued and
 outstanding:                                          $   48,515  $   48,510
Premium on common stock                                   696,137     695,723
Retained earnings                                         328,802     292,191
-----------------------------------------------------------------------------
     Total common stock equity                         $1,073,454  $1,036,424
=============================================================================

Dividends declared per share of common stock were $1.88 in 1997 and 1996 and $1.835 in 1995.

Cumulative preferred stock:
Par value $100 per share, 2,890,000 shares
 authorized; issued and outstanding:
   Nonmandatory redeemable series:
             Current Shares      Redemption
   Series      Outstanding       Price/Share
-----------------------------------------------------------------------------
    4.25%       180,000           $103.625             $   18,000  $   18,000
    4.78%       250,000           $102.800                 25,000      25,000
    7.75%       400,000               -                    40,000      40,000
    8.25%          -                  -                         0      40,000
-----------------------------------------------------------------------------
                                                           83,000     123,000
     Less:  redemption and issuance costs                       0      (3,046)
-----------------------------------------------------------------------------
     Total nonmandatory redeemable series              $   83,000  $  119,954
=============================================================================

   Mandatory redeemable series:
              Current Shares     Redemption
   Series       Outstanding      Price/Share
-----------------------------------------------------------------------------
    7.27%        360,000          $102.420             $   36,000  $   40,000
    8.00%        500,000              -                    50,000      50,000
-----------------------------------------------------------------------------
                                                           86,000      90,000
   Less:  redemption and issuance costs                    (5,907)     (6,535)
          due within one year                              (2,000)     (2,000)
-----------------------------------------------------------------------------
     Total mandatory redeemable series                 $   78,093  $   81,465
=============================================================================

1.  Common Stock

Common stock issuances in 1995 through 1997 were as follows:

                                            Number        Total    Premium on
(in thousands)                           of Shares    Par Value  Common Stock
-----------------------------------------------------------------------------
Balance at December 31, 1994                45,535      $45,535      $622,803
     Dividend reinvestment plan                468          468        11,404
     New issuances                           2,000        2,000        49,479
-----------------------------------------------------------------------------
Balance at December 31, 1995                48,003       48,003       683,686
     Dividend reinvestment plan                507          507        12,037
-----------------------------------------------------------------------------
Balance at December 31, 1996                48,510       48,510       695,723
     Dividend reinvestment plan                  5            5           414
-----------------------------------------------------------------------------
Balance at December 31, 1997                48,515      $48,515      $696,137
=============================================================================

2.  Cumulative Mandatory Redeemable Preferred Stock

The 360,000 shares of 7.27% sinking fund series cumulative preferred stock are currently redeemable at our option at $102.420. The redemption price declines annually each May to par value in May 2002. The stock is subject to a mandatory sinking fund requirement of 20,000 shares each May at par plus accrued dividends. We also have the noncumulative option each May to redeem additional shares, not to exceed 20,000, through the sinking fund at $100 per share plus accrued dividends. We redeemed, at par value, 40,000 shares in 1997 and 1996 and 20,000 shares in 1995.

We are not able to redeem any part of the 500,000 shares of 8% series cumulative preferred stock prior to December 2001. The entire series is subject to mandatory redemption in December 2001 at $100 per share plus accrued dividends.

Note J. Indebtedness

                                                                 December 31,
(in thousands)                                         1997              1996
-----------------------------------------------------------------------------
Long-term debt:

Debentures:
      5.700%, due March 1997                     $        0        $  100,000
      5.950%, due March 1998                        100,000           100,000
      6.800%, due February 2000                      65,000            65,000
      6.050%, due August 2000                       100,000           100,000
      6.800%, due March 2003                        150,000           150,000
      7.800%, due May 2010                          125,000           125,000
      9.875%, due June 2020                         100,000           100,000
      9.375%, due August 2021                       115,000           115,000
      8.250%, due September 2022                     60,000            60,000
      7.800%, due March 2023                        200,000           200,000
-----------------------------------------------------------------------------
  Total debentures                                1,015,000         1,115,000
  Less:  due within one year                       (100,000)         (100,000)
-----------------------------------------------------------------------------
  Net long-term debentures                          915,000         1,015,000
-----------------------------------------------------------------------------

Sewage facility revenue bonds                        32,500            34,100
 Less: due within one year                             (667)             (667)
 Less: funds held by trustee                         (4,757)           (4,789)
-----------------------------------------------------------------------------
  Net long-term sewage facility revenue bonds        27,076            28,644
-----------------------------------------------------------------------------

Massachusetts Industrial Finance Agency bonds:
      5.750%, due February 2014                      15,000            15,000

6.662% bank loan, due 1999                          100,000                 0
-----------------------------------------------------------------------------
        Total long-term debt                     $1,057,076        $1,058,644
=============================================================================

Short-term debt:

Notes payable:
      Bank loans                                 $   94,013        $  129,631
      Commercial paper                               43,000            71,823
-----------------------------------------------------------------------------
        Total notes payable                      $  137,013        $  201,454
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

Sewage facility revenue bonds were issued by HEEC. The bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. In both May 1996 and 1997, we redeemed $1.6 million as scheduled. The weighted average interest rate of the bonds is 7.3%. A portion of the proceeds from the bonds is in reserve with the trustee. If HEEC should have insufficient funds to pay for extraordinary expenses, we would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $1 million.

The 5.75% tax-exempt unsecured bonds due 2014 are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006.

In March 1997, we obtained $100 million of 6.662% notes in the form of a bank loan. This note matures in 1999.

The aggregate principal amounts of our long-term debt (including HEEC sinking fund requirements) due through 2002 are $101.6 million in 1998 and 1999, $166.6 million in 2000 and $1.6 million in 2001 and 2002.

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

Information regarding our utility short-term borrowings, comprised of bank loans and commercial paper, is as follows:

(dollars in thousands)                               1997      1996      1995
-----------------------------------------------------------------------------
Maximum short-term borrowings                    $316,100  $272,500  $327,769
Weighted average amount outstanding              $212,663  $208,914  $165,720
Weighted average interest rates excluding
 commitment fees                                     5.85%     5.65%     6.21%
-----------------------------------------------------------------------------

In addition, at December 31, 1997, BETG had $7.5 million outstanding under a revolving credit agreement.

Note K. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

Nuclear decommissioning trust:

The cost of $151.6 million approximates fair value based on quoted market prices of securities held.

Cash and cash equivalents:

The carrying amount of $4.1 million approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock, sewage facility revenue bonds and unsecured debt:

The fair values of these securities are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 1997, are as follows:

                                                          Carrying        Fair
(in thousands)                                              Amount       Value
------------------------------------------------------------------------------
Mandatory redeemable cumulative preferred stock         $   80,093  $   91,720
Sewage facility revenue bonds                           $   32,500  $   35,084
Unsecured debt                                          $1,030,000  $1,073,982
------------------------------------------------------------------------------

Note L. Commitments and Contingencies

1.  Contractual Commitments

At December 31, 1997, we had estimated contractual obligations for plant and equipment of approximately $18 million.

We have leases for certain facilities and equipment. Our estimated minimum rental commitments under both transmission agreements and noncancellable leases for the years after 1997 are as follows:

(in thousands)
------------------------------------------------------
1998                                          $ 21,938
1999                                            18,958
2000                                            16,738
2001                                            12,356
2002                                            11,194
Years thereafter                                91,874
------------------------------------------------------
     Total                                    $173,058
======================================================

Amounts above include $2.7 million which is expected to be assumed by Sithe Energies as part of our pending fossil divestiture discussed in Note C to these Consolidated Financial Statements.

The total of future minimum rental income to be received under noncancellable subleases related to the above leases is $300,921.

We will capitalize a portion of these lease rentals as part of plant expenditures in the future. The total expense for both lease rentals and transmission agreements was $27.5 million in 1997, $26.3 million in 1996 and

$24.5 million in 1995, net of capitalized expenses of $1.2 million in 1997, $2.9 million in 1996 and $2.7 million in 1995.

We previously entered into various take or pay and throughput agreements, primarily to supply our New Boston fossil generating station with natural gas. The fixed and determinable portions of the obligations associated with these agreements are $19.5 million in 1998 and 1999 and $14.6 million in 2000. As part of our fossil divestiture agreement, Sithe Energies has agreed to assume these obligations. The total expense under these agreements was $47.1 million in 1997, $49.5 million in 1996 and $13.9 million in 1995.

2.  Electric Company Investments

We have an approximately 11% equity investment in two companies which own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant we are required to guarantee, in addition to our own share, the total obligations of those participants who do not meet certain credit criteria. At December 31, 1997, our portion of these guarantees was $16.6 million.

We have a 9.5% equity investment of approximately $2 million in Yankee Atomic Electric Company (Yankee Atomic). In 1992 the board of directors of Yankee Atomic decided to discontinue operations of the Yankee Atomic nuclear generating station permanently and decommission the facility.

Yankee Atomic received approval from the FERC to continue to collect its investment and decommissioning costs through 2000, the period of the plant's operating license. The estimate of our share of Yankee Atomic's investment and costs of decommissioning is approximately $13 million as of December 31, 1997. This estimate is recorded on our consolidated balance sheet as a power contract liability and an offsetting regulatory asset.

We also have a 9.5% equity investment in Connecticut Yankee Atomic Power Company (CYAPC) of approximately $11 million. In December 1996, the board of directors of CYAPC, which owns and operates the Connecticut Yankee nuclear electric generating unit (Connecticut Yankee), unanimously voted to retire the unit. The decision was based on an economic analysis of the costs of operating the unit through 2007, the period of its operating license, compared to the costs of closing the unit and incurring replacement power costs for the same period.

The current estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in Connecticut Yankee is approximately $615 million. Our share of these remaining estimated costs is $58 million. This estimate is recorded on our consolidated balance sheet as a power contract liability and an offsetting regulatory asset similar to Yankee Atomic.

In early 1997, CYAPC filed a rate case at the FERC seeking to recover certain post-operating costs, including decommissioning. The Connecticut Department of Public Utility Control (DPUC) has raised concerns to the FERC regarding CYAPC's estimate of these costs and the plant operator's prudency prior to the shutdown decision. The FERC set CYAPC's request for hearing before an Administrative Law Judge. The DPUC subsequently filed testimony in the proceeding asserting the position that the FERC should deny recovery of substantial post-operating costs, including a significant amount related to decommissioning and the return on CYAPC's undepreciated investment. We are currently unable to determine the ultimate outcome of this proceeding or its impact.

3.  Nuclear Insurance

The federal Price-Anderson Act currently provides $8.9 billion of financial protection for public liability claims and legal costs arising from a single nuclear-related accident. The first $200 million of nuclear liability is covered by commercial insurance. Additional nuclear liability insurance up to $8.7 billion is provided by a retrospective assessment of up to $79.3 million per incident levied on each of the 110 nuclear generating units currently licensed to operate in the United States, with a maximum assessment of $10 million per reactor per accident in any year.

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

4.  Hazardous Waste

We are an owner or operator of approximately 30 properties where oil or hazardous materials were spilled or released. As such, we are required to clean up these properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. We continue to evaluate the costs associated with site cleanup. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. We also continue to face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where we are alleged to have generated, transported or disposed of hazardous waste at the sites. We are one of many potentially responsible parties and currently expect to have only a small percentage of the potential liability. Through December 31, 1997, we have accrued approximately $7 million related to our cleanup liabilities. We are unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, although based on our assessments of the specific site circumstances, we do not believe that it is probable that any such additional costs will have a material impact on our financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

5.  Generating Unit Performance Program

Our recovery of the incremental purchased power costs resulting from outages at our generating units occurring through the retail access date is subject to review by the DTE. We are unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued, although, based on the information currently available, we do not believe that it is probable that any such additional costs will have a material impact on our financial condition. However, it is reasonably possible that additional disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

6.  Litigation

In October 1997, the DTE opened a proceeding to investigate our compliance with the 1993 order which permitted the formation of BETG and authorized us to invest up to $45 million in unregulated activities. We are unable to determine the ultimate outcome of this proceeding or its impact on our operations.

In the normal course of our business we are involved in certain other legal matters. We are unable to fully determine a range of reasonably possible litigation costs in excess of amounts accrued, although, based on the information currently available, we do not believe that it is probable that any such additional costs will have a material impact on our financial condition. However, it is reasonably possible that additional litigation costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

7.  Industry Restructuring Legal Proceedings/Referendum Campaign

The DTE order approving our settlement agreement has been appealed by certain parties to the Massachusetts Supreme Judicial Court. In addition, along with other Massachusetts investor-owned utilities, we have been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.
We are currently unable to determine the outcome of these proceedings or their impact on us.

Opponents of the electric industry restructuring legislation that was enacted in November 1997 have mounted a referendum campaign to repeal that law. A coalition of business, industry and public interest groups that supported the legislation, along with the electric utility industry, is opposed to the referendum and is prepared to mount an aggressive campaign to defeat it. We are currently unable to predict the eventual outcome of this referendum or its impact on us.

Note M. Long-Term Power Contracts

1.  Long-Term Contracts for the Purchase of Electricity

We purchase electric power under several long-term contracts for which we pay a share of a generating unit's capital and fixed operating costs through the contract expiration date. The total cost of these contracts is included in purchased power expense on our consolidated income statements. Information relating to these contracts as of December 31, 1997, is as follows:

                                            proportionate share (in thousands)
                             Units of    -------------------------------------
                             Capacity                         Debt
                  Contract   Purchased(a)  Minimum     Outstanding
                Expiration   ------------     Debt   Through Cont.      Annual
Generating Unit       Date   %         MW  Service       Exp. Date        Cost
------------------------------------------------------------------------------
Canal Unit 1         2002   25.0      141  $ 1,475        $  5,172    $ 28,997
Mass. Bay Trans-
 portation
 Authority - 1       2005  100.0       34        -               -       2,166
Ocean State Power -
 Unit 1              2010   23.5       72    4,256          17,962      21,778
Ocean State Power -
 Unit 2              2011   23.5       72    3,592          15,951      23,969
Northeast Energy
 Associates           (b)     (b)     219        -               -     134,023
L'Energia (c)        2013   73.0       63        -               -      21,902
MassPower            2013   44.3      117   11,227          70,660      54,215
Mass. Bay Trans-
 portation
 Authority - 2       2019  100.0       34        -               -         577
------------------------------------------------------------------------------
     Total                            752  $20,550        $109,745    $287,627
==============================================================================

(a) The Northeast Energy Associates contract represents 6.5% of our total system generation capability. The remaining units listed above represent approximately 16% in total.

(b) We purchase 75.5% of the energy output of this unit under two contracts. One contract represents 135MW and expires in the year 2015. The other contract is for 84MW and expires in 2010. We pay for this energy based on a price per kWh actually received. We do not pay a proportionate share of the unit's capital and fixed operating costs.

(c)  We pay for this energy based on a price per kWh actually received.

Our total fixed and variable costs associated with these contracts in 1997, 1996 and 1995 were approximately $288 million, $281 million and $262 million, respectively. Our minimum fixed payments under these contracts for the years after 1997 are as follows:

(in thousands)
------------------------------------------------------
1998                                        $   88,406
1999                                            88,501
2000                                            89,853
2001                                            90,365
2002                                            92,768
Years thereafter                               959,981
------------------------------------------------------
     Total                                  $1,409,874
======================================================
Total present value                         $  783,975
======================================================

Under our settlement agreement, by July 1998 we are required to file a plan with the DTE describing the actions we intend to take to sell, assign or otherwise dispose of our purchased power contracts.

2.  Long-Term Power Sales Contracts

In addition to other wholesale power sales, we sell a percentage of Pilgrim Station's output to other utilities and municipalities under long-term contracts. Information relating to these contracts is as follows:

                                     Contract           Units of Capacity Sold
                                    Expiration          ----------------------
Contract Customer                      Date               %                MW
------------------------------------------------------------------------------
Commonwealth Electric Company          2012             11.0              73.7
Montaup Electric Company               2012             11.0              73.7
Various municipalities                 2000(a)           3.7              25.0
------------------------------------------------------------------------------
     Total                                              25.7             172.4
==============================================================================

(a)  Subject to certain adjustments.

Under these contracts, the utilities and municipalities pay their proportionate share of the costs of operating Pilgrim Station and associated transmission facilities. These costs include operation and maintenance expenses, insurance, local taxes, depreciation, decommissioning and a return on investment.

Selected Consolidated Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share)

                                                      Earnings
                                                     Available      Earnings
               Operating   Operating         Net    for Common   Per Average
                Revenues      Income      Income  Shareholders  Common Share(a)
----------------------------------------------------------------------------
1997
----

First quarter   $422,725    $ 47,589     $20,935       $17,118         $0.35
Second quarter   426,735      60,487      33,978        30,484          0.63
Third quarter    519,513     108,060      81,418        78,499          1.62
Fourth quarter   407,260      44,714       8,311         5,392          0.11

1996
----

First quarter   $387,849    $ 52,093     $25,203       $21,313         $0.44
Second quarter   389,756      55,232      27,926        24,086          0.50
Third quarter    497,968     105,353      80,011        76,194          1.58
Fourth quarter   390,730      35,252       8,406         4,588          0.09

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

                                   Part III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a)   Identification of Directors
---------------------------------

See "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive proxy statement dated March 31, 1998, incorporated herein by reference.

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

(e)  Business Experience
------------------------

For information relating to the business experience during the past five years and other directorships (of companies subject to certain SEC requirements) held by each person nominated to be a director, see "Election of Directors - Information about Nominees and Incumbent Directors" on pages 1 through 4 of the definitive proxy statement dated March 31, 1998, incorporated herein by reference.

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

Item 11.  Executive Compensation
--------------------------------

See "Executive Compensation" on pages 5 through 12 of the definitive proxy statement dated March 31, 1998, incorporated herein by reference.

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

(b)  Security Ownership of Management
-------------------------------------

See "Stock Ownership by Directors and Executive Officers" on pages 4 through 5 of the definitive proxy statement dated March 31, 1998, incorporated herein by reference.

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

                                   Part IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this Form 10-K:

1.  Financial Statements:
                                                                        Page
                                                                        ----
Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                                        24

Consolidated Statements of Retained Earnings for the
years ended December 31, 1997, 1996 and 1995                            24

Consolidated Balance Sheets as of December 31, 1997 and 1996            25

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995                                  26

Notes to Consolidated Financial Statements                              27

Selected Consolidated Quarterly Financial Data (Unaudited)              51

Report of Independent Accountants                                       65


2.  Financial Statement Schedules:

No financial statement schedules are included as they are either not required or not applicable.


3.  Exhibits:

Refer to the exhibits listing beginning on the following page.




(b) Reports on Form 8-K:

A Form 8-K dated November 25, 1997, was filed during the fourth quarter of 1997 disclosing that a Massachusetts electric utility industry restructuring bill was signed into law in November 1997. In addition, the 8-K announced that Sithe Energies, Inc. won the bid to purchase the Company's non-nuclear generating assets.

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 3     Articles of Incorporation and By-Laws
---------     -------------------------------------

Incorporated herein by reference:
       3.1    Restated Articles of Organization           3.1  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1994


       3.2    Boston Edison Company Bylaws                3.1  1-2301
              April 19, 1977, as amended                       Form 10-Q
              January 22, 1987, January 28, 1988,              for the
              May 24, 1988 and November 22, 1989               quarter ended
                                                               June 30, 1990


Exhibit 4     Instruments Defining the Rights of
---------     ----------------------------------
              Security Holders, Including Indentures
              --------------------------------------

Incorporated herein by reference:

       4.1    Medium-Term Notes Series A - Indenture      4.1  1-2301
              dated September 1, 1988, between                 Form 10-Q
              Boston Edison Company and Bank of                for the
              Montreal Trust Company                           quarter ended
                                                               September 30,
                                                               1988


     4.1.1    First Supplemental Indenture                4.1  1-2301
              dated June 1, 1990 to                            Form 8-K
              Indenture dated September 1, 1988                dated
              with Bank of Montreal Trust Company -            June 28, 1990
              9 7/8% debentures due June 1, 2020


     4.1.2    Indenture of Trust and Agreement among   4.1.26  1-2301
              the City of Boston, Massachusetts                Form 10-K
              (acting by and through its Industrial            for the
              Development Financing Authority) and             year ended
              Harbor Electric Energy Company and               December 31,
              Shawmut Bank, N.A., as Trustee, dated            1991
              November 1, 1991


     4.1.3    Votes of the Pricing Committee of the    4.1.27  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken August 5, 1991 re                  for the
              9 3/8% debentures due August 15, 2021            year ended
                                                               December 31,
                                                               1991

                                                      Exhibit  SEC Docket
                                                      -------  ----------
     4.1.4    Revolving Credit Agreement dated         4.1.24  1-2301
              February 12, 1993                                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992


   4.1.4.1    First Amendment to Revolving Credit      4.1.10  1-2301
              Agreement dated May 19, 1995                     Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1995


     4.1.5    Votes of the Pricing Committee of the    4.1.25  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken September 10, 1992 re              for the
              8 1/4% debentures due September 15, 2022         year ended
                                                               December 31,
                                                               1992


     4.1.6    Votes of the Pricing Committee of the    4.1.26  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken January 27, 1993 re                for the
              6.80% debentures due February 1, 2000            year ended
                                                               December 31,
                                                               1992


     4.1.7    Votes of the Pricing Committee of the    4.1.27  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken March 5,1993 re                    for the
              6.80% debentures due March 15, 2003,             year ended
              7.80% debentures due March 15, 2023              December 31,
                                                               1992


     4.1.8    Votes of the Pricing Committee of the    4.1.28  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken August 18, 1993 re                 for the
              6.05% debentures due August 15, 2000             year ended
                                                               December 31,
                                                               1993


     4.1.9    Votes of the Pricing Committee of the     4.1.9  1-2301
              Board of Directors of Boston Edison              Form 10-K
              Company taken May 10, 1995 re                    for the
              7.80% debentures due May 15, 2010                year ended
                                                               December 31,
                                                               1995

                                                      Exhibit  SEC Docket
                                                      -------  ----------
Filed herewith:

   4.1.4.2    Second Amendment to Revolving Credit
              Agreement dated July 1, 1997

The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of the Company's total assets.

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 10    Material Contracts
----------    ------------------

Incorporated herein by reference:
      10.1    Key Executive Benefit Plan               10.3.1  1-2301
              Standard Form of Agreement, May                  Form 10-K
              1986, with modifications                         for the
                                                               year ended
                                                               December 31,
                                                               1991


      10.2    Executive Annual Incentive                 10.5  1-2301
              Compensation Plan                                Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1988


    10.2.1    Supplemental Executive Retirement          10.1  1-2301
              Plan                                             Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1997


    10.2.2    1997 Stock Incentive Plan                  10.2  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1997


      10.3    1991 Director Stock Plan                   10.1  1-2301
                                                               Form 10-Q
                                                               for the
                                                               quarter ended
                                                               March 31, 1991

                                                      Exhibit  SEC Docket
                                                      -------  ----------
      10.4    Directors Retirement Benefit             10.8.1  1-2301
              (1993 Plan)                                      Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1993


      10.5    Boston Edison Company Deferred            10.11  1-2301
              Fee Plan dated January 14, 1993                  Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1992


      10.6    Deferred Compensation Trust               10.10  1-2301
              between Boston Edison Company                    Form 10-K
              and State Street Bank and                        for the
              Trust Company dated                              year ended
              February 2, 1993                                 December 31,
                                                               1992


    10.6.1    Amendment No. 1 to Deferred              10.5.1  1-2301
              Compensation Trust dated                         Form 10-K
              March 31, 1994                                   for the
                                                               year ended
                                                               December 31,
                                                               1994


      10.7    Boston Edison Company Deferred             10.9  1-2301
              Compensation Plan, Amendment and                 Form 10-K
              Restatement dated January 31, 1995               for the
                                                               year ended
                                                               December 31,
                                                               1994


      10.8    Employment Agreement applicable to        10.10  1-2301
              Ronald A. Ledgett dated April 30, 1987           Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1994


      10.9    Retention Agreement applicable to          10.1  1-2301
              Ronald A. Ledgett dated May 15, 1996             Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1996

                                                      Exhibit  SEC Docket
                                                      -------  ----------
    10.9.1    Retention Agreement applicable to         10.13  1-2301
              Douglas S. Horan dated May 15, 1996              Form 10-K
                                                               for the
                                                               year ended
                                                               December 31,
                                                               1996


     10.10    Change in Control Agreement applicable     10.2  1-2301
              to Thomas J. May dated July 8, 1996              Form 10-Q
                                                               for the
                                                               quarter ended
                                                               June 30, 1996


     10.11    Form of Change in Control Agreement        10.3  1-2301
              applicable to Ronald A. Ledgett,                 Form 10-Q
              L. Carl Gustin, Douglas S. Horan,                for the
              James J. Judge and certain other                 quarter ended
              officers dated July 8, 1996                      June 30, 1996


Filed herewith:

    10.9.2    Retention Agreement applicable to
              James J. Judge dated May 15, 1996


     10.12    Boston Edison Company Restructuring
              Settlement Agreement dated July 1997

                                                      Exhibit  SEC Docket
                                                      -------  ----------

Exhibit 12    Statement re Computation of Ratios
----------    ----------------------------------

Filed herewith:

      12.1    Computation of Ratio of Earnings
              to Fixed Charges for the Year
              Ended December 31, 1997


      12.2    Computation of Ratio of Earnings
              to Fixed Charges and Preferred Stock
              Dividend Requirements for the Year
              Ended December 31, 1997


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


Exhibit 27    Financial Data Schedule
----------    -----------------------

Filed herewith:

      27.1    Schedule UT


Exhibit 99    Additional Exhibits
----------    -------------------

Incorporated herein by reference:

      99.1    Settlement Agreement between Boston        28.1  1-2301
              Edison Company and Commonwealth                  Form 8-K
              Electric Company, Montaup Electric               dated
              Company and the Municipal                        December 21,
              Light Department of the Town of                  1989
              Reading, Massachusetts, dated
              January 5, 1990


      99.2    Settlement Agreement Between Boston        28.2  1-2301
              Edison Company and City of Holyoke               Form 10-Q
              Gas and Electric Department et. al.,             for the
              dated April 26, 1990                             quarter ended
                                                               March 31, 1990

                                                      Exhibit  SEC Docket
                                                      -------  ----------
      99.3    Information required by SEC Form                 1-2301
              11-K for certain Company employee                Form 10-K/A
              benefit plans for the years ended                Amendments to
              December 31, 1996, 1995 and 1994                 Form 10-K for
                                                               the years ended
                                                               December 31,
                                                               1996, 1995 and
                                                               1994 dated
                                                               June 26,1997,
                                                               June 27, 1996
                                                               and June 29,
                                                               1995,
                                                               respectively

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

                                         BOSTON EDISON COMPANY



                                 By:  /s/ James J. Judge
                                      ---------------------------------------
                                          James J. Judge
                                          Senior Vice President and Treasurer
                                          (Principal Financial Officer)



                                 Date:  March 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 1998.


/s/ Thomas J. May                             Chairman of the Board, President
----------------------------------            and Chief Executive Officer
    Thomas J. May


/s/ Robert J. Weafer, Jr.                     Vice President - Finance,
----------------------------------            Controller and Chief Accounting
    Robert J. Weafer, Jr.                     Officer


/s/ Gary L. Countryman                        Director
----------------------------------
    Gary L. Countryman


/s/ Thomas G. Dignan, Jr.                     Director
----------------------------------
    Thomas G. Dignan, Jr.


/s/ Richard J. Egan                           Director
----------------------------------
    Richard J. Egan


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


/s/ Nelson S. Gifford                         Director
----------------------------------
    Nelson S. Gifford


/s/ Matina S. Horner                          Director
----------------------------------
    Matina S. Horner

/s/ Sherry H. Penney                          Director
----------------------------------
    Sherry H. Penney


/s/ Herbert Roth, Jr.                         Director
----------------------------------
    Herbert Roth, Jr.


/s/ Stephen J. Sweeney                        Director
----------------------------------
    Stephen J. Sweeney

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 22, 1998