Form 10-Q
period 1998-03-31
BOSTON EDISON CO
filed 1998-05-14
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                                      or

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


Yes     x    No
      -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at May 11, 1998
-----                                        ---------------------------
Common Stock, $1 par value                   48,514,973 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                            Boston Edison Company
                      Consolidated Statements of Income
                                 (Unaudited)
                  (in thousands, except per share amounts)

                                                 Three Months Ended March 31,
                                                     1998                1997
                                                 --------            --------
Operating revenues                               $394,555            $422,725
                                                 --------            --------

Operating expenses:
  Fuel and purchased power                        149,661             181,168
  Operations and maintenance                       94,839              99,795
  Depreciation and amortization                    46,039              45,523
  Demand side management programs                   8,067               6,990
  Taxes - property and other                       29,526              29,171
  Income taxes                                     15,814              12,489
                                                 --------            --------
    Total operating expenses                      343,946             375,136
                                                 --------            --------


Operating income                                   50,609              47,589

Other expense, net                                 (2,788)               (140)
                                                 --------            --------
Operating and other income                         47,821              47,449
                                                 --------            --------

Interest charges:
  Long-term debt                                   22,907              23,399
  Other                                             2,331               3,404
  Allowance for borrowed funds
   used during construction                          (276)               (289)
                                                 --------            --------
    Total interest charges                         24,962              26,514
                                                 --------            --------

Net income                                         22,859              20,935

Preferred stock dividends                           2,919               3,817
                                                 --------            --------

Earnings available for common
 shareholders                                    $ 19,940            $ 17,118
                                                 ========            ========

Weighted average common shares
 outstanding                                       48,515              48,515
                                                   ======              ======

Earnings per share of common stock - basic
 and diluted                                        $0.41               $0.35
                                                    =====               =====

Dividends declared per share of
 common stock                                       $0.47               $0.47
                                                    =====               =====

The accompanying notes are an integral part of the consolidated financial statements.

                            Boston Edison Company
                         Consolidated Balance Sheets
                                 (Unaudited)
                                (in thousands)

                                                March 31,     December 31,
                                                     1998             1997
                                               ----------     ------------
Assets
------
Utility plant in service, at original cost     $4,483,096       $4,458,638
  Less: accumulated depreciation                1,755,578        1,713,079
                                               ----------       ----------
                                                2,727,518        2,745,559
Nuclear fuel, net                                  62,442           67,935
Construction work in progress                      31,889           40,633
                                               ----------       ----------
   Net utility plant                            2,821,849        2,854,127

Nuclear decommissioning trust                     157,661          151,634
Equity investments                                 43,497           35,455
Other investments                                   7,442            7,107

Current assets:
  Cash and cash equivalents                        15,441            4,140
  Accounts receivable                             167,752          192,220
  Accrued unbilled revenues                        16,648           30,048
  Fuel, materials and supplies,
   at average cost                                 49,810           60,834
  Prepaid expenses and other                       27,347           31,283
                                               ----------       ----------
   Total current assets                           276,998          318,525
                                               ----------       ----------

Regulatory assets:
  Power contracts                                  68,284           71,445
  Income taxes, net                                45,340           51,096
  Deferred customer charges                        28,108                0
  Redemption premiums                              26,033           27,019
  Postretirement benefits costs                    22,228           22,441
  Fossil divestiture                               21,248           21,248
  Other                                            18,418           16,994
                                               ----------       ----------
   Total regulatory assets                        229,659          210,243

Other deferred debits                              39,807           45,256
                                               ----------       ----------

   Total assets                                $3,576,913       $3,622,347
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            Boston Edison Company
                         Consolidated Balance Sheets
                                 (Unaudited)
                                (in thousands)

                                                March 31,      December 31,
                                                     1998              1997
                                               ----------      ------------
Capitalization and Liabilities
------------------------------
Common stock equity:
  Common stock                                 $  744,878        $  744,652
  Retained earnings                               325,783           328,802
                                               ----------        ----------
   Total common stock equity                    1,070,661         1,073,454
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                   83,000            83,000
  Mandatory redeemable series                      78,250            78,093
                                               ----------        ----------
   Total preferred stock                          161,250           161,093
                                               ----------        ----------

Long-term debt                                    957,039         1,057,076
                                               ----------        ----------

   Total capitalization                         2,188,950         2,291,623
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                            102,267           102,667
  Notes payable                                   199,000           137,013
  Accounts payable                                 84,489            87,015
  Accrued interest                                 12,239            24,289
  Dividends payable                                24,748            24,748
  Other                                           146,331           128,061
                                               ----------        ----------
   Total current liabilities                      569,074           503,793
                                               ----------        ----------

Deferred credits:
  Accumulated deferred income taxes               481,231           485,738
  Accumulated deferred investment tax credits      59,530            60,736
  Nuclear decommissioning liability               161,086           155,182
  Power contracts                                  68,284            71,445
  Other                                            48,758            53,830
                                               ----------        ----------
   Total deferred credits                         818,889           826,931

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,576,913        $3,622,347
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            Boston Edison Company
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                                Three Months Ended March 31,
                                                      1998              1997
                                                 ---------         ---------
Operating activities:
  Net income                                     $  22,859         $  20,935
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   56,263            53,067
    Deferred income taxes and investment
     tax credits                                       367           (3,650)
    Allowance for borrowed funds used during
     construction                                     (276)             (289)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                              37,868             2,712
    Fuel, materials and supplies                    10,616             9,560
    Accounts payable                                (2,526)          (32,306)
    Other current assets and liabilities            10,156             1,576
    Other, net                                     (30,425)           (8,644)
                                                 ---------         ---------
Net cash provided by operating activities          104,902            42,961
                                                 ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (14,839)          (31,485)
  Nuclear fuel expenditures                           (959)               23
  Investments                                      (14,069)           (5,810)
                                                 ---------         ---------
Net cash used in investing activities              (29,867)          (37,272)
                                                 ---------         ---------

Financing activities:
  Issuances:
    Common stock                                         0               144
    Long-term debt                                       0           100,000
  Long-term debt redemptions                      (100,000)         (100,000)
  Net change in notes payable                       61,987            19,336
  Dividends paid                                   (25,721)          (26,619)
                                                 ---------         ---------
Net cash used in financing activities              (63,734)           (7,139)
                                                 ---------         ---------

Net increase (decrease) in cash and cash
 equivalents                                        11,301            (1,450)
Cash and cash equivalents at beginning of year       4,140             5,651
                                                 ---------         ---------
Cash and cash equivalents at end of period       $  15,441         $   4,201
                                                 =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  36,084         $  35,888
                                                 =========         =========
   Income taxes                                  $  10,233         $   6,700
                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

A)  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison Company (the Company) 1997 Annual Report on Form 10-K. The financial information presented as of March 31 has been prepared from the Company's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of the Company's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

As a rate-regulated company Boston Edison has been subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), under GAAP. The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. As a result of the Massachusetts electric industry restructuring legislation enacted in November 1997 and the Massachusetts Department of Telecommunications and Energy (DTE) order regarding the Company's related settlement agreement, as of December 31, 1997, the Company is no longer applying the provisions of SFAS 71 to its generation business. Under the Company's restructuring settlement agreement, approximately 75% of the net assets of Pilgrim Nuclear Power Station are recoverable through the non-bypassable transition charge of the Company's distribution business which continues to be subject to rate-regulation. The remaining 25% is collected under Pilgrim's wholesale life of the unit contracts. Accounting authoritative bodies, including the Securities and Exchange Commission, are deliberating as to whether such assets which are recoverable through a transition charge should continue to be classified as plant in service or should be reclassified to a regulatory asset. In either case, no write-off of Pilgrim net assets is expected due to the recovery mechanism in the settlement agreement. Refer to Note C of Item 8 in the Company's 1997 Annual Report on Form 10-K for more information on the accounting implications of the electric utility industry restructuring and the Company's related settlement agreement.

Under the terms of the settlement agreement, the Company recovers its generation and purchased power costs from customers. The settlement agreement allows the Company to defer the difference between these costs and the amounts billed to customers with a return for future recovery. The net underrecovery of these recovery mechanisms was $28.1 million and is reflected as deferred customer charges on the consolidated balance sheet at March 31, 1998. At March 31, 1998, the Company was approximately $36 million over recovered from its fuel and purchased power clause. The Company has proposed to the DTE to offset this against the standard offer portion of the deferral.

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

The results of operations for the three-month periods ended March 31, 1998 and 1997 are not indicative of the results which may be expected for an entire year. The Company's kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Accordingly, the Company's third quarter earnings are typically higher than the other periods of the year.

B)  Nature of Operations
    --------------------

Within the newly restructured electric utility industry, the Company is focusing its operations in the transmission and distribution of energy. In April 1998, the Company began soliciting expressions of interest for the sale of Pilgrim Nuclear Power Station. The Company's intention to sell its nuclear generating assets is part of its previously announced strategy to exit the generation business. Finalization of the sale of the Company's fossil generating assets is expected in May 1998. The Company provides "Standard Offer" service to all customers of record as of the retail access date, March 1, 1998. Default service is provided to customers not receiving power from either the standard offer or a competitive supplier. The Company delivers electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. The Company will continue to develop and implement electric demand side management programs as well as provide funding for renewable energy projects pursuant to the Massachusetts electric industry restructuring legislation enacted in November 1997. In addition, the Company conducts unregulated activities through its wholly owned subsidiary, Boston Energy Technology Group (BETG). Refer to Note A of Item 8 in the Company's 1997 Annual Report on Form 10-K for information regarding the Company's telecommunications and energy marketing joint ventures.

The Company received approval of its reorganization plan to form a holding company structure from the DTE on April 17, 1998. The Holding Company, BEC Energy, is expected to be established in May 1998 following the anticipated final approval from the Securities and Exchange Commission. Upon completion of the reorganization, Boston Edison will be a wholly owned subsidiary of BEC Energy. BETG, currently a wholly owned unregulated subsidiary, will cease being a subsidiary of Boston Edison and become a wholly owned subsidiary of BEC Energy. The common shareholders of Boston Edison will become shareholders of BEC Energy. The existing debt and preferred stock of Boston Edison will remain obligations of the regulated utility business.

C)  Contingencies
    -------------

1. Hazardous Waste

The Company is an owner or operator of approximately 30 properties where oil or hazardous materials were spilled or released. As such, the Company is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. The Company continues to evaluate the cleanup costs of these sites. The Company also faces possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. The Company is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through March 31, 1998, the Company had approximately $7 million accrued related to its cleanup liabilities. The Company is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, however based on its assessments of the specific site circumstances, it does not believe that it is probable that it will incur additional costs that will have a material impact on its financial condition. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

2. Connecticut Yankee Atomic Power Company

In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the Connecticut Yankee nuclear electric generating unit, unanimously voted to retire the unit. The decision was based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs through the period of its operating license. In early 1997, CYAPC filed for rate relief at the Federal Energy Regulatory Commission (FERC) seeking to recover certain post-operating costs, including decommissioning. Raising concerns regarding the plant operator's prudency prior to the shut down decision, the Connecticut Department of Public Utility Control (DPUC) has contested CYAPC's estimate of these costs. The DPUC argues that the FERC should deny recovery of substantial post-operating costs, including a significant amount related to decommissioning and the return on CYAPC's undepreciated investment. Hearings before an Administrative Law Judge have been completed. The Company, a 9.5% equity investor in CYAPC and power purchaser, is currently unable to determine the ultimate outcome of this proceeding or the impact on the Company.

3. Generating Unit Performance Program

The Company's generating unit performance program ceased March 1, 1998. Under this program the recovery of incremental purchased power costs resulting from generating unit outages prior to March 1, 1998 are subject to regulatory review. Proceedings relative to generating unit performance remain pending before the DTE. The Company is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued, although, based on its assessments of the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial condition. However, it is reasonably possible that additional disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

4. Industry Restructuring Legal Proceedings/Referendum Campaign

The DTE order approving the Company's settlement agreement has been appealed by certain parties to the Massachusetts Supreme Judicial Court. In addition, along with other Massachusetts investor-owned utilities, the Company has been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional. The Company is currently unable to determine the outcome of these proceedings or the impact on the Company.

In addition, opponents of the Massachusetts electric industry restructuring legislation that was enacted in November 1997 have obtained sufficient signatures to place a referendum before Massachusetts voters on the November 1998 state wide general election ballot that calls for the repeal of the legislation. The Company, along with a broad-based group of consumer, business and environmental interests, is opposing this effort. A court challenge has been filed opposing the placement of the referendum on the ballot and a decision is expected by August 1998. The Company is currently unable to predict the eventual outcome of this referendum or the impact on the Company.

5. Litigation

In October 1997, the DTE opened a proceeding to investigate the Company's compliance with the 1993 order which permitted the formation of BETG and authorized the Company to invest up to $45 million in unregulated activities. The Company is currently unable to determine the outcome of this proceeding or the impact on the Company.

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

D)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 1998 and the actual effective income tax rate for 1997.

                                                        1998       1997
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.8        4.5
Investment tax credit amortization                      (2.2)      (3.3)
Other                                                   (0.1)       0.1
                                                        ----       ----
  Effective tax rate                                    37.5%      36.3%
                                                        ====       ====

E)  Financing Activity
    ------------------

In March 1998, $100 million of 5.95% debentures matured.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended March 31, 1998 vs. Three Months
--------------------------------------------------------------------------
Ended March 31, 1997
--------------------

Earnings per share of common stock for the three months ended March 31, 1998 were $0.41 as compared to $0.35 for the three months ended March 31, 1997.
The increase reflects higher kilowatt-hour sales to the commercial sector resulting from the strong economic conditions in the Boston area. Operations and maintenance expense decreased due to lower overall spending as a result of the Company's continuing cost control efforts. The increase in 1998 earnings also reflects lower financing costs primarily due to a lower average short-term debt balance and a decrease in preferred dividends due to the preferred stock redemptions in the second quarter of 1997. These positive impacts on earnings were partially offset by an increase in unregulated subsidiary expenses.

Operating revenues

Operating revenues decreased 6.7% during the first quarter of 1998 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $(28,410)
Wholesale revenues                                (324)
Short-term sales and other revenues                564
------------------------------------------------------
  Decrease in operating revenues              $(28,170)
======================================================

The decrease in retail electric revenues is primarily due to the timing effect of fuel and purchased power cost recovery. Prior to its cessation as of March 1, 1998, the fuel clause charge was lower than the prior year as the 1997 charge reflected the recovery of substantial prior period undercollections. Fuel clause revenues were offset by fuel and purchased power expenses and, therefore, had no net effect on earnings. The decrease in retail electric revenues also reflects the 10% retail rate reduction which became effective for electricity usage as of the retail access date, March 1, 1998. Retail kilowatt-hour sales increased by 0.7% as the positive impact of the strong economic conditions affecting the commercial sector was partially offset by milder weather in the first quarter.

Operating expenses

Fuel and purchased power expenses decreased $31.5 million. The decrease reflects lower purchased power costs due to a 24% reduction in power contract purchases. The decrease also reflects lower Company fuel costs resulting from lower oil prices, and the timing effect of the Company's fuel and purchased power and standard offer cost collection mechanisms.

Operations and maintenance expense decreased approximately $5 million. The decrease is primarily due to lower overall spending as a result of the Company's continuing cost control efforts.

Other expense

The increase in other expense, net is due to an increase in BETG equity losses in 1998. The final closing for the Company's telecommunications joint venture with RCN occurred in June 1997.

Interest charges

Interest charges on short-term debt decreased due to a lower average outstanding short-term debt balance in 1998, offset slightly by a higher effective interest rate in 1998.

Allowance for borrowed funds used during construction, which represents the financing costs of construction, decreased due to a lower average construction work in progress balance in 1998.

Preferred stock dividends

Preferred stock dividends decreased as a result of the redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1997 and 400,000 shares of 8.25% series in June 1997.

Electric Revenues
-----------------

Effective March 1, 1998, the retail access date, the Company's electric delivery business provides its "Standard Offer" customers service at rates designed to give 10% savings from rates previously in effect. These customers will realize an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Company's service territory and previously existing customers that are no longer eligible for the standard offer due to choosing a competitive supplier are on default service. The price of default service is based on the average competitive market price for power. Refer also to the Electric Revenues section of Item 7 of the Company's 1997 Annual Report on Form 10-K.

As part of the Company's restructuring settlement agreement, the annual performance adjustment charge ceased and the cost recovery mechanism for Pilgrim Station changed effective March 1, 1998. Approximately 25% of the operations and capital costs, including a return on investment, continues to be collected under wholesale life of the unit contracts. Refer to the Electric Revenues section of Item 7 of the Company's 1997 Annual Report on Form 10-K for a description of Pilgrim's new cost recovery mechanism.

The rates of the Company's distribution business will remain unchanged, subject to a minimum and maximum return on average common equity (ROE) from March 1, 1998 through December 31, 2000. Refer to the Electric Revenues section of Item 7 of the Company's 1997 Annual Report on Form 10-K for detail regarding the minimum and maximum ROE. Under the Company's settlement agreement, the cost of providing transmission service to distribution customers is recovered on a fully reconciling basis.

Liquidity
---------

The Company supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. The Company has authority from the FERC to issue up to $350 million of short-term debt. Boston Edison Company also has a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. The Company has $220 million remaining under its approved long-term financing plan with the DTE which is available through 1998. Proceeds from issuances under this plan are to be used to refinance short and long-term securities and to fund capital expenditures.

At March 31, 1998, BETG had $30 million outstanding under its revolving credit agreement. The purpose of this line is to fund BETG's capital requirements above Boston Edison Company's $45 million limited investment. This debt will be refinanced upon the formation of BEC Energy.

On April 23, 1998, the Company's Board of Directors authorized the repurchase of up to four million shares of common stock. The common stock may be repurchased from time to time on the open market, through block or privately-negotiated transactions, or a combination. Timing of the repurchase will depend heavily on market conditions. The Company contemplates repurchasing the shares after completion of the sale of its fossil generating assets to Sithe Energies, and final regulatory approval of the Holding Company. Both events are expected to occur in May 1998.

The Company anticipates using the after-tax proceeds from the sale of the fossil generating assets to retire debt and preferred stock, as well as to repurchase common stock.

Year 2000 Computer Issue
------------------------

The Company has developed a plan to address the year 2000 issue that includes modification of certain applications and replacement of systems that are not year 2000 compliant. The cost associated with modification of existing applications will be expensed as incurred. In addition, the Company has made a decision to use this opportunity to upgrade some of its less efficient centralized business systems. Replacement costs associated with these systems will be capitalized and amortized over future periods. The Company anticipates completion of the year 2000 project in the third quarter of 1999.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1) in March 1998. SOP 98-1, effective in 1999, provides specific guidance on whether to capitalize or expense costs within its scope. The Company does not expect this SOP to have a material impact on its financial position or results of operations.

Other Matters
-------------

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Company's 1997 Annual Report on Form 10-K.

The preceding sections include certain forward-looking statements about environmental and legal issues and year 2000.

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

The timing and total costs related to the Company's year 2000 plan could differ from its expectations. Factors that may cause such differences include the ability to locate and correct all relevant computer codes and the availability of personnel trained in this area. In addition, the Company cannot predict the nature or impact on operations of third party noncompliance.

Part II - Other Information

Item 5.  Other Information
--------------------------

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Price and dividend information per share of common stock:

                                            Price
                                  -------------------------          Dividend
                                    High              Low              Paid
                                  ---------        --------          --------
      First quarter 1998          $41 15/16        $35 1/16           $0.470

The market value per share of the Company's common stock as of the close of business on May 11, 1998 was $41 9/16 per share as reported in the Wall Street Journal.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended March 31, 1998:
      ----------------------------------

      Ratio of earnings to fixed charges                         3.01

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                2.58

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

            Exhibit 10 - Material Contracts

                  10.1 - Boston Edison Company and Sithe Energies, Inc.
                         Purchase and Sale and Transition Agreements dated December 10, 1997

            Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended March 31, 1998

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended March 31, 1998

            Exhibit 15 - Letter Re Unaudited Interim Financial Information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Re Form S-3 Registration Statements filed by the Company on February 3, 1993 (File No. 33-57840)
                         and May 31, 1995 (File No. 33-59693); Form S-8
                         Registration Statements filed by the Company on October 10, 1985 (File No. 33-00810), July 28, 1986
                         (File No. 33-7558), December 31, 1990 (File No. 33-
                         38434), June 5, 1992 (33-48424 and 33-48425),
                         March 17, 1993 (33-59662 and 33-59682) and April 6,
                         1995 (33-58457) and in the Form S-4 Registration Statement filed by Boston Edison Holdings, currently known as BEC Energy, on March 17, 1997 (File No. 333-23439)

     b) A Form 8-K dated February 10, 1998 announced the DTE's approval of the Company's restructuring settlement agreement. This Form 8-K also stated the Company's determination that the provisions of SFAS 71 no longer apply to the generation portion of its business.

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






















                                                    BOSTON EDISON COMPANY
                                                    ---------------------
                                                         (Registrant)




Date:  May 14, 1998                             /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller and Chief
                                                    Accounting Officer