Form 10-K405/A
period 1998-12-31
BOSTON EDISON CO
filed 1999-07-13
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                        Commission file number 1-2301
                            BOSTON EDISON COMPANY
            (Exact name of registrant as specified in its charter)

              Massachusetts                          04-1278810
------------------------------------------       -------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

800 Boylston Street, Boston, Massachusetts              02199
------------------------------------------       --------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  617-424-2000
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999: None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at March 26, 1999
       --------------------------           -----------------------------
       Common Stock, $1 par value                    100 shares

Boston Edison Company
------------------------------------------------------------------------------


Form 10-K/A Annual Report
------------------------------------------------------------------------------


December 31, 1998
------------------------------------------------------------------------------


Part I                                                                Page
------------------------------------------------------------------------------
Item  1.  Business                                                      2

Item  2.  Properties and Power Supply                                   6

Item  3.  Legal Proceedings                                             8

Item  4.  Submission of Matters to a Vote of Security Holders           9


Part II
------------------------------------------------------------------------------

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                          12

Item  6.  Selected Financial Data                                      12

Item  7.  Management's Discussion and Analysis                         13

Item  8.  Financial Statements and Supplementary Financial
          Information                                                  28

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          53


Part III
------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant           54

Item 11.  Executive Compensation                                       57

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   65

Item 13.  Certain Relationships and Related Transactions               65


Part IV
------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                     66

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

In order to obtain fuel for use at Pilgrim Station, Boston Edison must obtain supplies of uranium concentrates and secure contracts for these concentrates to go through the processes of conversion, enrichment and fabrication of nuclear fuel assemblies. Boston Edison currently has contracts for supplies of uranium concentrates and the processes of conversion, enrichment and fabrication through 2002, 2000, 2004 and 2012, respectively. Following the planned sale of Pilgrim, it is expected that each of these contracts for future commitments will either be terminated or permitted to expire in accordance with their terms. Boston Edison may be subject to a penalty of approximately $10 million to terminate one of these contracts. Management anticipates any payment will be collected from customers under the terms of the Boston Edison settlement agreement. None of these supply contracts have been assigned to Entergy.

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

In addition, management could undertake certain actions regarding Pilgrim Station at the request or suggestion of its insurers or the Institute of Nuclear Power Operations, a voluntary association of nuclear utilities dedicated to the promotion of safety and reliability in the operation of nuclear power plants. Nuclear power continues to be a subject of political controversy and public debate manifested from time to time in the form of requests for various kinds of federal, state and local legislative or regulatory action, direct voter initiatives or referenda or litigation. Management cannot predict the extent, cost or timing of any modifications to Pilgrim which could be necessary as a result of additional regulatory or other requirements. As discussed in Sources and Availability of Fuel of this item, Boston Edison entered into a purchase and sale agreement with Entergy for the sale of Pilgrim Station. The DTE approved the sale of Pilgrim in March 1999. Other required approvals are anticipated in the second quarter of 1999. Such approvals are required for the completion of the Pilgrim sale. Provided that all required approvals are received and the sale of Pilgrim proceeds as planned, Boston Edison will transfer its regulatory and legal liability and responsibility for Pilgrim to Entergy, except for any outstanding liabilities related to pre-closing occurrences. If the required approvals are not received as anticipated, the agreement with Entergy could be terminated. If Boston Edison is ultimately unable to sell Pilgrim, management expects it would recover all stranded Pilgrim costs, including decommissioning under the Boston Edison settlement agreement.

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
==============================================================================

Management continuously reviews its plant expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K/A are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

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


Theodora S. Convisser, 51                   Clerk of the Corporation (since
Clerk of the Corporation                    1986) and Assistant General
                                            Counsel (since 1984)

                                   Part II
                                   -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

Market information for Boston Edison's common stock prior to the formation of the holding company structure is included in Item 5 of BEC Energy's report on Form 10-K/A.

The following information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed on February 3, 1993.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements for the year ended December 31, 1998:

     Ratio of earnings to fixed charges                 3.38

     Ratio of earnings to fixed charges and
     preferred stock dividend requirements              2.98

Item 6.  Selected Financial Data
--------------------------------

The following table summarizes five years of selected consolidated financial data (in thousands).

                  1998         1997          1996         1995         1994
-----------------------------------------------------------------------------
Operating
 revenues   $1,622,972   $1,778,531   $1,668,856   $1,628,503    $1,544,735

Net income  $  157,337   $  144,642   $  141,546   $  112,310    $  125,022

Total
 assets     $3,104,478   $3,622,347   $3,729,291   $3,637,170    $3,608,699

Long-term
 debt       $  955,563   $1,057,076   $1,058,644   $1,160,223    $1,136,617

Redeemable
 preferred
 stock      $   92,040   $  163,093   $  203,419   $  206,514    $  208,514
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

Retail Access

Boston Edison has been anticipating and responding to the changes in the electric energy business as a result of industry restructuring proceedings at both federal and state levels. In January 1998, the DTE approved Boston Edison's restructuring settlement agreement. The DTE found that the settlement agreement substantially complied or was consistent with key provisions of a Massachusetts law enacted in November 1997 establishing a comprehensive framework for the restructuring of the electric utility industry. Prior to this settlement agreement, retail electric customers within Boston Edison's service territory received all services related to the provision of electricity from Boston Edison. This included the procurement of the electricity supply (either through purchase contracts or generation) and the transmission and distribution to customers' facilities. Major provisions of the settlement agreement included the ability for retail electric customers to choose their electricity supplier (referred to as retail access) effective March 1, 1998 (the retail access date). Boston Edison will continue to provide all transmission and distribution of electricity services to all of its retail customers. Under its settlement agreement, Boston Edison provides standard offer service to all customers of record as of the retail access date. Customers continuing to buy electricity under the standard offer are receiving service at rates designed to give 10% savings from the rates in effect prior to the retail access date. These standard offer customers will realize an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. Boston Edison expects to be able to meet this additional rate reduction as a result of the divestiture of the fossil generating assets which is discussed below. The proceeds from the divestiture are being utilized to reduce customer rates. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer due to choosing a competitive supplier are on default service. The price of default service is intended to reflect the average competitive market price for power. As of December 31, 1998, 87% of customers are receiving standard offer service, while 13% are receiving default service. No customers received generation service from competitive suppliers during 1998. Refer also to the Electric revenues section for more information.

Generating Assets Divestiture

The Boston Edison restructuring settlement agreement included a provision for the divestiture of its fossil generating assets no later than six months after the retail access date. On May 15, 1998, Boston Edison completed the sale of its non-nuclear generating assets to Sithe Energies, Inc. (Sithe). Boston Edison received proceeds from the sale of $655 million, including $121 million for a six-month transitional power purchase contract. The amount received above net book value on the sale of these assets is being returned to Boston Edison's customers over the settlement period. That amount is partially offset by the costs to provide standard offer service incurred by Boston Edison's fossil generating assets prior to the divestiture which are recoverable under Boston Edison's settlement agreement.

In April 1998, Boston Edison began soliciting expressions of interest for the sale of its nuclear generating unit, Pilgrim Nuclear Power Station (Pilgrim) as part of the previously announced strategy to exit the generation business. On November 19, 1998, Boston Edison announced that Entergy Nuclear Generating Company (Entergy), a subsidiary of New Orleans-based Entergy Corporation, had been selected as the winning bidder for Pilgrim. In the nation's first competitive bid process for a nuclear power plant, Entergy is expected to purchase Pilgrim in a deal valued at an estimated $121 million. In addition, under the agreement Boston Edison will fully fund and transfer its decommissioning trust fund to Entergy and Entergy will then assume full liability and responsibility for decommissioning the Pilgrim site. A purchase and sale agreement has been signed and all required approvals are anticipated in the second quarter of 1999. The purchase price includes reimbursement for costs to be expended by Boston Edison in 1999 primarily related to the refueling and maintenance outage scheduled for May 1999. Therefore, the actual proceeds could be impacted by the ultimate timing of the transaction.

As part of a benefits package offered to employees affected by the nuclear divestiture, eligible non-represented nuclear and designated nuclear support employees were offered unreduced retirement and transition benefits under a voluntary early retirement program (VERP). Sixteen employees elected to participate in the VERP. A retention benefit program was offered to all non-represented nuclear and designated nuclear support employees that did not elect or were ineligible to retire under the VERP who continue to work through the sale closing date. It is anticipated that approximately 300 non-represented nuclear and designated nuclear support employees will receive one-time retention payments under this program. Costs associated with the VERP and retention program are recoverable under Boston Edison's settlement agreement. At December 31, 1998, approximately $24 million in one-time benefit charges were deferred as a regulatory asset related to the nuclear divestiture.

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
======================================================

Retail revenues were $1,375 million in 1998 compared to $1,523 million in 1997, a decrease of $148 million or 10%. Retail revenues reflect the impact of the mandated 10% retail rate reduction. A 2.0% increase in retail kilowatt-hour (kWh) sales in 1998 partially offset the impact of the rate reduction. Retail revenues also reflect a decrease due to the timing effect of fuel and purchased power cost recovery. Prior to its cessation as of March 1, 1998, the fuel clause charge was lower than the prior year as the 1997 charge reflected the recovery of substantial prior year undercollections. Fuel clause revenues were offset by fuel and purchased power expenses and, therefore, had no net effect on earnings.

Short-term sales and other revenues were $106 million in 1998 compared to $109 million in 1997, a decrease of $3 million or 3%. Boston Edison experienced a $20 million decrease in short-term power sales revenues consistent with an 11% reduction in short-term kWh sales, primarily as a result of the expiration of certain short-term sales contracts. The decrease has no net impact on earnings as it is offset by a corresponding decrease in fuel and purchased power expenses. In addition, the decrease includes a $2 million decrease from Harbor Electric Energy Company. These decreases were partially offset by the recognition of $20 million of revenue related to the support of standard offer service provided by Boston Edison's fossil generating units prior to divestiture.

Operating expenses

Fuel and purchased power expense was $568 million in 1998 compared to $679 million in 1997, a decrease of $111 million or 16%. Fuel expense related to fossil generation units decreased approximately $161 million. This decrease reflects the divestiture of those units in May 1998. Purchased power expense increased approximately $94 million, an increase of 26%. This increase reflects Boston Edison's purchased power requirements in the absence of its fossil generating units. Prior to the retail access date, the fuel and purchased power clause component of its electric rates allowed Boston Edison to adjust its rates to fully collect fuel and purchased power costs. Since the retail access date, Boston Edison similarly adjusts its electric rates to fully collect the cost of providing standard offer and default service. Fuel and purchased power expense reflects a reduction of approximately $7 million related to these mechanisms in 1998. In 1997, fuel and purchased power expense reflects an increase of approximately $37 million related to these mechanisms. Due to the rate adjustment mechanisms, this net reduction in operating expenses of $44 million had no net impact on earnings.

Operations and maintenance expense was $377 million in 1998 compared to $423 million in 1997, a decrease of $46 million or 11%. The most significant driver of this decrease was a $28 million decrease in power production expenses primarily due to the fossil divestiture in May 1998. Employee benefit expenses decreased by approximately $24 million due to lower pension and other postretirement benefit costs. These favorable impacts were partially offset by a $4 million increase in general and administrative expenses primarily due to spending related to electric industry restructuring and the year 2000 computer issue.

Depreciation and amortization expense was $192 million in 1998 compared to $189 million in 1997, an increase of $3 million or 1%. Depreciation on distribution utility plant increased approximately $10 million, as Boston Edison was required to increase this depreciation under the terms of its settlement agreement. This increase was partially offset by an $8.7 million nonrecurring charge recorded in 1997 to reflect the removal of specific nuclear-related intangible assets from the balance sheet. These intangible assets related to costs incurred for plant design and safety studies. These studies were superceded by updated studies.

Demand side management (DSM) and renewable energy programs expense was $52 million in 1998 compared to $30 million in 1997, an increase of $22 million or 74%. This increase reflects an increase in the required spending for DSM programs in 1998. In addition, the renewable energy programs expense of $8 million in 1998 is the result of a new state mandate for the funding of renewable energy that became effective March 1, 1998. Renewable energy expenses are collected through a separate rate mechanism and, therefore, have no net effect on earnings.

Property and other taxes were $84 million in 1998 compared to $106 million in 1997, a decrease of $22 million or 21%. The decrease is due to a decrease in municipal property taxes resulting from the fossil divestiture.

Operating income taxes were $100 million in 1998 compared to $94 million in 1997, an increase of $6 million or 7%. The increase in operating income taxes is primarily the result of a $4 million reduction in investment tax credit amortization due to the divestiture of the fossil generating assets. Refer to Note C to the Consolidated Financial Statements for more information on income taxes.

Other income (expense), net

Other expense, net of tax was $2.9 million in 1998 compared to $6.4 million in 1997, a decrease of $3.5 million or 54%. Prior to the consideration of tax benefits, other expenses were $20.8 million in 1998 compared to $17.7 million in 1997, an increase of $3.1 million. BETG's equity losses in the RCN and EnergyVision joint ventures were $9.0 million in 1998 compared to $9.2 million in 1997. 1998 also reflects $23.2 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below and $2.6 million of costs associated with the referendum that sought to repeal the Massachusetts electric industry restructuring law. These negative amounts are offset in 1998 by $7.6 million of interest income due to levels of cash on hand as a result of the proceeds from the fossil divestiture. In addition to the other items mentioned, 1997 results reflect a charge of $12.9 million from the nuclear asset impairment which is discussed further in Note B to the Consolidated Financial Statements. Offsetting the negative impacts in 1997 was $5.0 million of interest income received related to the favorable outcome of an IRS audit. Other miscellaneous income was $6.4 million in 1998 and other miscellaneous expense was $0.6 million in 1997. Income tax benefits related to other expenses were $17.9 million in 1998 and $11.3 million in 1997. The 1998 income tax benefit includes $10.9 million related to the recognition of previously deferred investment tax credits associated with the fossil generating stations.

Interest charges

Interest charges on long-term debt were $83 million in 1998 compared to $92 million in 1997, a decrease of $9 million or 10%. The decrease reflects $6 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums and $2 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Short-term interest charges were $8 million in 1998 compared to $15 million in 1997, a decrease of $7 million or 44%. The decrease is due to the redemption of Boston Edison's outstanding short-term debt with proceeds from the fossil divestiture.

Preferred stock dividends

Preferred stock dividends were $9 million in 1998 compared to $13 million in 1997, a decrease of $4 million or 33%. Preferred stock dividends decreased $1 million as a result of Boston Edison's redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998 and 1997 and the remaining 320,000 shares in July 1998. An additional $3 million decrease was due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock in July 1998 and 400,000 shares of 8.25% series in June 1997. Refer to Note G to the Consolidated Financial Statements.

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
======================================================

Retail revenues were $1,523 million in 1997 compared to $1,435 million in 1996, an increase of $88 million or 6%. Retail base revenues, consistent with the 0.8% increase in kWh sales in 1997, were $923 million compared to $920 million in 1996. Increases due to warmer than normal temperatures in June and July, cooler temperatures in October and December and the stronger local economy were offset by milder than normal winter conditions during the first quarter of 1997 and lower industrial sales. Industrial sales continued to be adversely affected by the decline in manufacturing activity in the Boston Edison service territory. In addition, revenues in 1996 reflect one more day of sales due to the leap year. The increase in retail electric revenues is primarily due to the timing effect of fuel and purchased power cost recovery. An $88 million increase in fuel and purchased power clause revenues reflects the recovery of substantial prior year undercollections. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Pilgrim performance revenues, which varied annually based on the operating performance of Pilgrim Station prior to the retail access date, decreased $4 million primarily due to a lower annual capacity factor effective November 1996 reflecting the scheduled refueling and maintenance outage in the first quarter of 1997.

Short-term sales and other revenues were $109 million in 1997 compared to $87 million in 1996, an increase of $22 million or 25%. Short-term sales revenues increased approximately $16 million. This was due to the continued reduction in available nuclear energy supply in New England combined with a 42% increase in fossil generation allowing for increased sales to the power exchange. Revenues from these short-term sales resulted in a corresponding reduction to future fuel and purchased power billings to retail customers and, therefore, had no net effect on earnings.

Operating expenses

Fuel and purchased power expense was $679 million in 1997 compared to $589 million in 1996, an increase of $90 million or 15%. This increase reflects $57 million related to the timing effect of fuel and purchased power cost recovery. In addition, company fuel expense increased $50 million primarily due to the increase in fossil generation. These increases were partially offset by a $22 million decrease in power exchange purchases. These fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Operations and maintenance expense was $423 million in both 1997 and 1996. The $6 million incremental impact associated with service restoration efforts resulting from the severe snow storm in April 1997 that struck the greater

Boston area offset the impact of lower spending from cost control efforts and significantly less overhaul activity at the fossil generating units.

Depreciation and amortization expense was $189 million in 1997 compared to $186 million in 1996, an increase of $3 million or 2%. An $8.7 million nonrecurring charge was recorded to depreciation expense in the third quarter of 1997 to reflect the removal of specific nuclear-related intangible assets from the balance sheet. These intangible assets related to costs incurred for plant design and safety studies. These studies were superceded by updated studies. In 1996 a $5.2 million adjustment was recorded to correct the accumulated depreciation balance of certain large computer equipment.

Operating income taxes were $94 million in 1997 compared to $88 million in 1996, an increase of $6 million or 6%. Income taxes increased as a result of higher net income offset by the impact of the favorable outcome of an Internal Revenue Service (IRS) appeal received in the third quarter related to investment tax credits (ITC). This also resulted in an increase in unamortized ITC which is being reflected as a reduction to income tax expense over the life of the related assets. Refer to Note C to the Consolidated Financial Statements for more information on income taxes.

Other income (expense), net

Other expense, net was $6 million in 1997 compared to income of $4 million in 1996, a net increase in expense of $10 million. 1997 reflects the charge of approximately $13 million ($8 million after tax) from the nuclear asset impairment which is further discussed in Note B to the Consolidated Financial Statements in addition to BETG equity losses of $9 million ($6 million after tax). These decreases were partially offset by approximately $5 million ($3 million after tax) in interest income from the IRS appeal.

Interest charges

Interest charges on long-term debt were $92 million in 1997 compared to $95 million in 1996, a decrease of $3 million or 2%. The decrease reflects $6 million due to the maturing of $100 million of 5.70% debentures in March 1997 and the cessation of amortization of the associated redemption premiums. This was partially offset by a $5 million increase due to the March 1997 issuance of a $100 million 6.662% bank loan due in 1999. The decrease also reflects $2 million from the maturity of $100 million of 5 1/8% debentures in March 1996.

Allowance for borrowed funds used during construction (AFUDC), which represents the financing costs of construction, was $1 million in 1997 compared to $2 million in 1996, a decrease of $1 million or 48%. AFUDC decreased primarily due to a lower average construction work in progress
(CWIP) balance in 1997. The 1996 average CWIP balance included nuclear fuel purchased in anticipation of Pilgrim Station's scheduled refueling outage in the first quarter of 1997.

Preferred stock dividends

Preferred stock dividends were $13 million in 1997 compared to $15 million in 1996, a decrease of $2 million or 14%. The decrease in preferred stock dividends is the result of the redemption of 20,000 of mandatory and 20,000 of optional shares of 7.27% series cumulative preferred stock in May 1997 and 400,000 shares of 8.25% series in June 1997. Refer to Note G to the Consolidated Financial Statements.

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

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission
(FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks as well as other arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. No amount was outstanding under the revolving credit agreement as of December 31, 1998.

In December 1998, Boston Edison filed a securitization financing plan with the DTE. Under the plan, a special purpose entity (SPE) will be formed as a wholly owned subsidiary of Boston Edison. The SPE will pay Boston Edison an amount equal to the generation-related regulatory assets to be securitized by issuing debt securities. A portion of the net proceeds will be used to fund the nuclear decommissioning trust. In addition, Boston Edison may also utilize a portion of the proceeds to reduce capitalization and for general corporate purposes. Boston Edison will remit amounts to the SPE as these amounts are collected from customers through a separate component of the transition charge over the settlement period. A DTE order regarding the securitization plan is expected by the second quarter of 1999.

Refer to Note H to the Consolidated Financial Statements for more information regarding these debt agreements.

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

BEC is addressing the year 2000 issue on a coordinated basis. BEC has inventoried and assessed all date-sensitive information and transaction processing computer systems and has determined that approximately one-third of business critical systems software need modification or replacement. BEC defines its business critical systems as those which are necessary for the delivery of and billing and accounting for electricity to its customers.
Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the supported activity. As systems are being remediated or replaced, they are tested for operational and year 2000 compliance in their own environment. After completion of implementation, the systems are then tested for their integration and compliance with other interactive systems. Management estimates that approximately 70% of the efforts necessary to implement and test its critical computer systems to alleviate the year 2000 issue are complete and expects to complete all efforts by the end of the second quarter of 1999. In addition, all other non-critical systems have been inventoried and assessed. Approximately one-third of these systems require modification or replacement. Under the year 2000 plan, each non-critical system has a form of readiness acceptance commensurate with its business importance. The more important and complex systems are being tested as a means of acceptance. Less important and non-complex systems may refer to industry test results, vendor test results and/or vendor statements of readiness as a means of acceptance. Management expects to complete the remediation, replacement and testing of at least 95% of its non-critical computer systems by the end of the second quarter of 1999. All non-critical systems are scheduled for completion by the third quarter of 1999.

BEC has also inventoried its non-information technology systems that may be date-sensitive and that use embedded technology such as micro-controllers or micro-processors. Approximately 27% of these systems require modification or replacement. The three categories of these systems are (1) telecommunications, (2) distribution system controls and (3) other distribution equipment. BEC is 55%, 30% and 80% complete, respectively, with its efforts to resolve and remediate the systems that have been identified as year 2000 non-compliant within each category. BEC expects completion of resolution and testing by the end of the second quarter of 1999.

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

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claims that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts electric industry restructuring legislation. Boston Edison has disputed the town's claim and will vigorously defend itself. In addition to this pending litigation, Boston Edison and the town of Plymouth are also parties in proceedings before the Appellate Tax Board and the DTE concerning substantially the same dispute. Management is unable to determine the ultimate outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

Item 8.  Financial Statements and Supplementary Financial Information
---------------------------------------------------------------------

Consolidated Statements of Income
                                                   years ended December 31,
(in thousands)                                 1998        1997        1996
---------------------------------------------------------------------------
Operating revenues                       $1,622,972  $1,778,531  $1,668,856
---------------------------------------------------------------------------

Operating expenses:
     Fuel and purchased power               567,806     679,131     588,893
     Operations and maintenance             377,316     423,040     422,642
     Depreciation and amortization          191,704     189,489     186,117
     Demand side management and
      renewable energy programs              51,839      29,790      30,825
     Taxes-property and other                84,091     106,428     107,086
     Income taxes                           100,492      93,709      88,313
---------------------------------------------------------------------------
      Total operating expenses            1,373,248   1,521,587   1,423,876
---------------------------------------------------------------------------

Operating income                            249,724     256,944     244,980

Other income (expense), net                  (2,941)     (6,392)      3,741
---------------------------------------------------------------------------
Operating and other income                  246,783     250,552     248,721
---------------------------------------------------------------------------

Interest charges:
     Long-term debt                          82,951      92,489      94,823
     Other                                    8,163      14,610      14,644
     Allowance for borrowed funds used
      during construction                    (1,668)     (1,189)     (2,292)
---------------------------------------------------------------------------
      Total interest charges                 89,446     105,910     107,175
---------------------------------------------------------------------------

Net income                               $  157,337  $  144,642  $  141,546
===========================================================================

Consolidated Statements of Retained Earnings
                                                   years ended December 31,
(in thousands)                                 1998        1997        1996
---------------------------------------------------------------------------
Balance at the beginning of the year     $  328,802  $  292,191  $  257,749
     Net income                             157,337     144,642     141,546
---------------------------------------------------------------------------
      Subtotal                              486,139     436,833     399,295
---------------------------------------------------------------------------
Dividends declared:
     Dividends to common shareholders        22,802      91,208      90,834
     Dividends to BEC Energy                141,000           0           0
     Preferred stock                          8,765      13,149      15,365
     Transfer of BETG to BEC Energy           8,392           0           0
---------------------------------------------------------------------------
      Subtotal                              180,959     104,357     106,199
---------------------------------------------------------------------------
Provision for preferred stock
 redemption and issuance costs (a)            7,833       3,674         905
---------------------------------------------------------------------------
Balance at the end of the year           $  297,347  $  328,802  $  292,191
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

Note K. Commitments and Contingencies

1.  Contractual Commitments

At December 31, 1998, Boston Edison had estimated contractual obligations for plant and equipment of approximately $27 million. This includes $13.5 million for nuclear fuel fabrication. Under the Pilgrim purchase and sale agreement, Entergy will assume any unpaid portion of this obligation for the current refueling and maintenance outage scheduled for May 1999 upon the sale closing date.

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

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claims that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts electric industry restructuring legislation. Boston Edison has disputed the town's claim and will vigorously defend itself. In addition to this pending litigation, Boston Edison and the town of Plymouth are also parties in proceedings before the Appellate Tax Board and the DTE concerning substantially the same dispute. Management is unable to determine the ultimate outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

Information relating to the contracts as of December 31, 1998 is as follows:

                                            proportionate share (in thousands)
                                Units of   -----------------------------------
                                Capacity                      Debt
                  Contract     Purchased   Minimum     Outstanding
                Expiration   -----------      Debt   Through Cont.      Annual
Generating Unit       Date       %    MW   Service       Exp. Date        Cost
------------------------------------------------------------------------------
Canal Unit 1         2002     25.0   141   $ 1,433         $ 4,496    $ 22,936
Mass. Bay Trans-
 portation
 Authority - 1       2005    100.0    34         -               -       1,089
Ocean State Power -
 Unit 1              2010     23.5    72     3,996          15,970      22,120
Ocean State Power -
 Unit 2              2011     23.5    72     3,420          14,370      23,111
Northeast Energy
 Associates           (a)      (a)   219         -               -     116,248
L'Energia (b)        2013     73.0    63         -               -      28,220
MassPower            2013     44.3   117    10,727          65,127      53,143
Mass. Bay Trans-
 portation
 Authority - 2       2019    100.0    34         -               -         450
------------------------------------------------------------------------------
     Total                                 $19,576         $99,963    $267,317
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

(b)  Identification of Executive Officers
-----------------------------------------

The information required by this item is included at the end of Part I of this Form 10-K/A under the caption Executive Officers of the Registrant.

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

                          Summary Compensation Table
                          --------------------------

                                Annual                               Long-Term
                             Compensation                       Compensation Awards   Payouts
                          ------------------                   ---------------------  -------
                                                                          Securities
                                                  Other        Deferred   Underlying
Name and                                          Annual         Share     Options/    LTIP      All Other
Principal Position  Year   Salary    Bonus    Compensation(1)  Awards(2)   SARs(#)    Payouts  Compensation(3)
------------------  ----  --------  --------  ---------------  ---------  ----------  -------  ---------------
Thomas J. May.....  1998  $519,583  $600,000        -           238,500      60,000      -         $ 9,600
 Chairman,          1997   496,875   498,750        -           426,400     100,000      -           9,600
  President and     1996   463,625   324,750        -              -           -         -           9,000
  Chief Executive
  Officer
 BEC Energy and
  Boston Edison
  Company

Ronald A. Ledgett.  1998   277,875   248,850        -            99,375      27,000      -          84,600
 Executive Vice     1997   232,500   216,750        -           118,450      28,600      -           9,600
  President,        1996   193,667   119,300        -              -           -         -           9,000
 Boston Edison
  Company

Douglas S. Horan..  1998   208,750   196,750        -            59,625      14,000      -          59,600
 Senior Vice        1997   195,417   140,000        -           103,000      25,000      -           9,600
  President,        1996   175,833    83,750        -              -           -         -           9,000
 BEC Energy and
  Boston Edison
  Company

James J. Judge....  1998   205,417   196,750        -            59,625      14,000      -          59,600
 Senior Vice        1997   183,667   136,400        -            97,850      23,400      -           9,600
  President,        1996   167,000    80,000        -              -           -         -           9,000
 BEC Energy and
  Boston Edison
  Company

L. Carl Gustin....  1998   194,375   163,875        -            51,675      12,000      -           9,600
 Senior Vice        1997   187,813   121,250        -            97,850      23,800      -           9,600
  President,        1996   182,507    67,262        -              -           -         -           9,000
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

                                   Part IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this Form 10-K/A:

1.  Financial Statements:
                                                                        Page
                                                                        ----
Consolidated Statements of Income for the years ended
December 31, 1998, 1997 and 1996                                         28

Consolidated Statements of Retained Earnings for the
years ended December 31, 1998, 1997 and 1996                             28

Consolidated Balance Sheets as of December 31, 1998 and 1997             29

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996                                   30

Notes to Consolidated Financial Statements                               31

Selected Consolidated Quarterly Financial Data (Unaudited)               53

Report of Independent Accountants                                        74


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


      12.2    Computation of Ratio of Earnings
              to Fixed Charges and Preferred Stock
              Dividend Requirements for the Year
              Ended December 31, 1998


Exhibit 21    Subsidiaries of the Registrant
----------    ------------------------------

      21.1    Harbor Electric Energy Company
              (incorporated in Massachusetts),
              a wholly owned subsidiary of Boston
              Edison Company

                                                      Exhibit  SEC Docket
                                                      -------  ----------


Exhibit 23    Consent of Independent Accountants
----------    ----------------------------------

Filed herewith:
      23.1    Consent of Independent Accountants
              to incorporate by reference their
              opinion included with this Form
              10-K/A in the Form S-3 Registration
              Statement filed by Boston Edison
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

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOSTON EDISON COMPANY



                                 By:  /s/ Robert J. Weafer, Jr.
                                      ----------------------------------------
                                          Robert J. Weafer, Jr.
                                          Vice President-Finance, Controller
                                          and Chief Accounting Officer



                                 Date:  July 12, 1999

                       Report of Independent Accountants


To the Stockholders and Directors of Boston Edison Company:


In our opinion, the accompanying consolidated financial statements listed in
Item 14(a) of this Form 10-K/A present fairly, in all material respects, the consolidated financial position of Boston Edison Company and its subsidiary at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP



Boston, Massachusetts
January 28, 1999