Form 10-Q
period 1999-09-30
BOSTON EDISON CO
filed 1999-11-15
CIK 13372

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

                                      or

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


Yes     x    No
      -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at November 1, 1999
-----                                        -------------------------------
Common Stock, $1 par value                   100 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                            Boston Edison Company
                      Consolidated Statements of Income
                                 (Unaudited)
                               (in thousands)

                                         Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                      1999       1998        1999        1998
                                  --------   --------  ----------  ----------
Operating revenues                $454,871   $479,664  $1,205,210  $1,259,129
                                  --------   --------  ----------  ----------

Operating expenses:
  Fuel and purchased power         182,472    154,785     480,170     424,914
  Operations and maintenance        71,457     87,814     218,100     272,380
  Depreciation and amortization     40,812     47,560     135,776     147,672
  Demand side management and
   renewable energy programs        13,871     20,002      40,572      37,043
  Taxes - property and other        15,329     18,064      55,277      70,939
  Income taxes                      40,271     50,600      80,648      90,456
                                  --------   --------  ----------  ----------
    Total operating expenses       364,212    378,825   1,010,543   1,043,404
                                  --------   --------  ----------  ----------

Operating income                    90,659    100,839     194,667     215,725

Other income (expense), net         17,362        766      19,236      (4,734)
                                  --------   --------  ----------  ----------
Operating and other income         108,021    101,605     213,903     210,991
                                  --------   --------  ----------  ----------
Interest charges:
  Transition property
   securitization bonds              8,439          0       8,439           0
  Long-term debt                    17,033     19,457      55,934      63,486
  Other                              3,098         66       4,962       7,789
  Allowance for borrowed funds
   used during construction           (449)      (410)     (1,368)       (975)
                                  --------   --------  ----------  ----------
    Total interest charges          28,121     19,113      67,967      70,300
                                  --------   --------  ----------  ----------

Net income                        $ 79,900   $ 82,492  $  145,936  $  140,691
                                  ========   ========  ==========  ==========

                Consolidated Statements of Retained Earnings
                                 (Unaudited)
                               (in thousands)

                                         Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                      1999       1998        1999        1998
                                  --------   --------  ----------  ----------
Balance at the beginning of the
 period                           $310,215   $262,116  $  297,347  $  328,802
  Net income                        79,900     82,492     145,936     140,691
Dividends declared:
  Dividends to common shareholders       0          0           0     (22,802)
  Dividends to BEC Energy         (400,000)   (23,000)   (450,000)   (116,000)
  Preferred stock                   (1,490)    (1,486)     (4,470)     (7,275)
  Transfer of BETG to BEC Energy         0          0           0      (2,980)
                                  --------   --------  ----------  ----------
    Subtotal                       (11,375)   320,122     (11,187)    320,436
                                  --------   --------  ----------  ----------
Provision for preferred stock
 redemption and issuance costs           9     (7,459)       (179)     (7,773)
                                  --------   --------  ----------  ----------
Balance at the end of the period  $(11,366)  $312,663  $  (11,366) $  312,663
                                  ========   ========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                            September 30,     December 31,
                                                     1999             1998
                                            -------------     ------------
Assets
------
Utility plant in service, at original cost     $2,386,241       $2,720,681
  Less: accumulated depreciation                  840,680          926,020
                                               ----------       ----------
                                                1,545,561        1,794,661
Construction work in progress                      39,600           40,965
                                               ----------       ----------
   Net utility plant                            1,585,161        1,835,626

Nuclear decommissioning trust                           0          172,908
Equity investments                                 21,291           20,769
Other investments                                  10,504           10,029

Current assets:
  Cash and cash equivalents                        59,640           82,700
  Accounts receivable                             356,973          206,003
  Accrued unbilled revenues                        16,801           14,322
  Fuel, materials and supplies, at average cost    14,211           10,287
  Prepaid expenses and other                      125,414          102,404
                                               ----------       ----------
   Total current assets                           573,039          415,716
                                               ----------       ----------

Other regulatory assets:
  Generation-related regulatory asset, net        752,710          477,317
  Power contracts                                  46,999           58,415
  Income taxes, net                                66,140           52,168
  Merger costs                                     51,904                0
  Redemption premiums                              17,515           23,419
  Other                                            32,842            1,825
                                               ----------       ----------
   Total regulatory assets                        968,110          613,144

Other deferred debits                              38,376           26,423
                                               ----------       ----------

   Total assets                                $3,196,481       $3,094,615
                                               ==========       ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                            September 30,      December 31,
                                                     1999              1998
                                            -------------      ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common stock, par value $1 per share
   (100 shares issued and outstanding)         $        0        $        0
  Premium on common stock                         741,520           742,544
  Retained earnings                               (11,366)          297,347
                                               ----------        ----------
   Total common equity                            730,154         1,039,891
                                               ----------       ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                   43,000            43,000
  Mandatory redeemable series                      49,220            49,040
                                               ----------       ----------
   Total preferred stock                           92,220            92,040
                                               ----------       ----------

Transition property securitization bonds          646,558                 0
Long-term debt                                    613,518           955,563
                                               ----------       ----------

   Total capitalization                         2,082,450         2,087,494
                                               ----------       ----------

Current liabilities:
  Transition property securitization bonds
   due within one year                             68,561                 0
  Long-term debt due within one year              166,067               667
  Accounts payable                                 78,423            90,890
  Accrued interest                                 16,772            19,991
  Dividends payable                                   993            25,993
  Other                                           191,265           176,823
                                               ----------       ----------
   Total current liabilities                      522,081           314,364
                                               ----------       ----------

Deferred credits:
  Accumulated deferred income taxes               449,200           348,557
  Accumulated deferred investment tax credits      21,455            45,930
  Nuclear decommissioning liability                     0           176,578
  Power contracts                                  46,999            58,415
  Other                                            74,296            63,277
                                               ----------       ----------
   Total deferred credits                         591,950           692,757

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,196,481        $3,094,615
                                               ==========        ==========




The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)
                                           Nine Months Ended September 30,
                                                      1999            1998
                                                 ---------       ---------
Operating activities:
  Net income                                     $ 145,936       $ 140,691
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  145,094         178,051
    Deferred income taxes and investment
     tax credits                                    45,593        (149,710)
    Allowance for borrowed funds used during
     construction                                   (1,368)           (975)
    Power contract buyout                          (65,781)              0
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                            (153,449)        (28,305)
    Fuel, materials and supplies                       610          28,667
    Transition contract and other accounts
     payable                                        (7,055)         48,926
    Other current assets and liabilities           (11,786)          9,423
    Other, net                                      55,205           3,801
                                                 ---------       ---------
Net cash provided by operating activities          152,999         230,569
                                                 ---------       ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (85,323)        (66,998)
  Costs of nuclear divestiture, net               (127,061)              0
  Proceeds from sale of fossil generating assets         0         533,633
  Nuclear fuel expenditures                        (16,117)        (11,141)
  Investments                                       (7,712)        (29,639)
                                                 ---------       ---------
Net cash (used in) provided by investing
 activities                                       (236,213)        425,855
                                                 ---------       ---------

Financing activities:
  Proceeds from transition property
   securitization                                  725,000               0
  Long-term debt redemptions                      (185,376)       (201,600)
  Preferred stock redemption                             0         (71,519)
  Net change in notes payable                            0        (101,878)
  Dividends paid                                  (479,470)       (146,833)
                                                 ---------       ---------
Net cash provided by (used in) financing
 activities                                         60,154        (521,830)
                                                 ---------       ---------

Net (decrease) increase in cash and cash
 equivalents                                       (23,060)        134,594
Cash and cash equivalents at beginning of year      82,700           4,140
                                                 ---------       ---------
Cash and cash equivalents at end of period       $  59,640       $ 138,734
                                                 =========       =========
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  68,949       $  79,549
                                                 =========       =========
   Income taxes                                  $      87       $ 182,200
                                                 =========       =========




The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

A)  Merger of BEC Energy and Commonwealth Energy System
    ---------------------------------------------------

On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger transaction to create a new holding company, NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's nonutility operations include telecommunications, district heating and cooling operations, liquefied natural gas services and five real estate trusts.

B)  Basis of Presentation
    ---------------------

In May 1998, Boston Edison Company (Boston Edison) completed its reorganization plan to form a holding company, with Boston Edison becoming a wholly owned subsidiary of BEC Energy (BEC). Under the holding company structure the owners of Boston Edison's common stock became BEC common shareholders. Existing debt and preferred stock of Boston Edison remained obligations of Boston Edison. Effective June 25, 1998, Boston Energy Technology Group (BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. Therefore, the 1998 consolidated financial statements reflect the results of operations and cash flows of Boston Edison prior to the reorganization.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison 1998 Annual Report on Form 10-K/A and quarterly report on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. The financial information presented as of and for the periods ended September 30 has been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

C)  Pilgrim Nuclear Power Station
    -----------------------------

Under Boston Edison's approved restructuring settlement agreement approximately 75% of the net assets of Pilgrim Nuclear Power Station (Pilgrim) are recoverable through a non-bypassable transition charge of the utility's distribution business. All Boston Edison distribution customers must pay a transition charge as a component of distribution electric rates. The purpose of the transition charge is to allow Boston Edison to collect costs from customers that would not be collected in the competitive energy supply market. The distribution and transmission businesses continue to be subject to rate-regulation. This Pilgrim regulatory asset is included in the generation-related regulatory asset-net on the consolidated balance sheet.

On July 13, 1999, Boston Edison completed the sale of Pilgrim Nuclear Generating Station to Entergy Nuclear Generating Company, a subsidiary of Entergy Corporation, for $81 million. In addition to the amount received from Entergy, Boston Edison will also receive a total of approximately $243 million from the wholesale contract customers (including $105 million received from Commonwealth Electric Company, an affiliate of Boston Edison) to terminate their contracts and to release them from all future liabilities. As part of the sale, Boston Edison transferred its decommissioning trust fund to Entergy, and was released from all future liability related to the ultimate decommissioning of the plant. In order to provide Entergy with a fully funded decommissioning trust fund, Boston Edison contributed approximately $271 million to the fund at the time of the sale. As a result of a favorable IRS tax ruling, Boston Edison received $43 million from Entergy reflecting a reduction in the required decommissioning funding in the fourth quarter. The difference between the total proceeds received and the net book value of the Pilgrim assets sold plus the net amount to fully fund the decommissioning trust will be included in the balance of generation-related regulatory asset-net on the consolidated balance sheet as such amounts are being collected from customers under Boston Edison's settlement agreement. The final amounts to be collected from customers related to Pilgrim are subject to regulatory review.

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

D)  Securitization
    --------------

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

E)  Nature of Operations
    --------------------

NSTAR is focusing its utility operations on the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating assets to Sithe Energies in May 1998 and the sale of Pilgrim to Entergy Nuclear Generating Company in July 1999.

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

F)  Contingencies
    -------------

1. Hazardous Waste

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also faces possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through September 30, 1999, Boston Edison had approximately $6 million accrued on its consolidated balance sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

2. Generating Unit Performance Program

The MDTE's generating unit performance program ceased March 1, 1998. Under this program the recovery of incremental purchased power costs resulting from Boston Edison's generating unit outages and outages at units in which it had entitlements was subject to review by the MDTE. Proceedings relative to generating unit performance remain pending before the MDTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit. Boston Edison is a 9.5% equity investor in Connecticut Yankee Atomic Power Company and was a power purchaser from the generating unit. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

4. Regulatory Proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed during the first quarter of 1999. A MDTE ruling is expected in 2000.

Management is currently unable to determine the outcome of this proceeding however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

5. Rate Plan

The MDTE issued an order approving most major elements of a rate plan filed by the retail utility subsidiaries of NSTAR on July 27, 1999. The highlights of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries, the collection from customers of the acquisition premium of approximately $478 million over 40 years and the recovery of transaction and integration costs initially estimated at approximately $111 million over 10 years. The Massachusetts Attorney General and a group of four intervenors filed separate appeals of the MDTE order with the Massachusetts Supreme Judicial Court (SJC) regarding the rate plan. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it cannot determine the ultimate outcome of these appeals or their impact on the rate plan.

6. Other Litigation

In the normal course of its business Boston Edison is also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

G)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 1999 and the actual effective income tax rate for 1998.

                                                        1999       1998
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.3        5.1
Investment tax credit amortization                     (11.1)      (6.8)
Other                                                    0.7        0.8
                                                        ----       ----
  Effective tax rate                                    28.9%      34.1%
                                                        ====       ====

The 1999 estimated effective tax rate decreased by 9.8% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Pilgrim at the time of its sale. The 1998 effective tax rate declined by 4.5% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Boston Edison's fossil generating assets at the time of their sale. This shareholder benefit, which was realized in the second quarter of 1998, is included in other expense, net on the 1998 consolidated statement of income.

H)  Related Party Transactions
    --------------------------

The September 30, 1999 consolidated balance sheet of Boston Edison includes a $14 million receivable from BETG's wholly owned subsidiary, BECoCom. The receivable is for construction and construction management services provided by Boston Edison. The September 30, 1999 balance sheet also includes an $18 million receivable from NSTAR. This represents Boston Edison's share of BEC's consolidated federal income tax benefit.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Merger of BEC Energy and Commonwealth Energy System
---------------------------------------------------

NSTAR, an exempt public utility holding company, was created through a merger transaction involving BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generating facilities to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to Southern Company in December 1998.

The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

The merger became effective after receipt of various regulatory approvals.
The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of affiliate Canal Electric Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy and approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze (after an adjustment to the distribution rates of affiliates Cambridge Electric Light Company and Commonwealth Electric Company to collect the appropriate level of distribution costs that is offset by a reduction in the transition charge that was previously approved by the MDTE), recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The goodwill amounted to approximately $478 million while the original estimate of costs to achieve the merger was $111 million. The annual amortization of goodwill will be approximately $11.9 million while the cost to achieve amortization will initially be approximately $11.1 million annually. The cost to achieve amortization is based on the filed estimate of $111 million to be amortized over 10 years. NSTAR's retail utility subsidiaries will reconcile the actual costs with that estimate and any difference is expected to be recovered over the remainder of the amortization period.

A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals or their impact on the rate plan.

Results of Operations - Three Months Ended September 30, 1999 vs. Three Months
------------------------------------------------------------------------------
Ended September 30, 1998
------------------------

Net income was $79.9 million for the three months ended September 30, 1999 compared to $82.5 million for the same period in 1998, a 3.2% decrease as described below.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Consolidated Financial Statements.

Operating revenues

Operating revenues were $454.9 million in 1999 compared to $479.7 million in 1998, a decrease of $24.8 million or 5.2% as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $ (7,325)
Wholesale revenues                             (13,675)
Short-term sales and other revenues             (3,793)
------------------------------------------------------
  Decrease in operating revenues              $(24,793)
======================================================

Retail revenues were $412.1 million in 1999 compared to $419.5 million in 1998, a decrease of approximately $7.4 million or 2%. The decrease in retail revenues reflects a 5% rate reduction in retail rates, from 10% to 15%, effective September 1, 1999, as mandated by the Massachusetts Electric Utility Industry Restructuring Act, partially offset by a 4.1% increase in retail kWh sales resulting from the higher than normal summer temperatures in 1999 and a continuing strong local economy.

Wholesale revenues were $22.4 million in 1999 compared to $36.1 million in 1998, a decrease of $13.7 million or 38%. This reflects a $15.9 million decrease in sales to Pilgrim contract customers due to the Pilgrim divestiture. This is partially offset by a $2.2 million increase in sales to municipal wholesale customers.

Total short-term sales and other revenues were $20.4 million in 1999 compared to $24.1 million in 1998, a decrease of $3.7 million or 15%. This decrease reflects a $10.0 million decrease in short-term sales which is consistent with the decrease in short-term kWh sales. Beginning December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool. This decrease is partially offset by an increase of $4.0 million due to a billing settlement related to the nuclear divestiture.

Operating expenses

Fuel and purchased power expense was $182.5 million in 1999 compared to $154.8 million in 1998, an increase of $27.7 million or 18%. Fuel expense related to Pilgrim station decreased $6 million due to the 1999 refueling outage and the sale of the plant in July 1999. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense reflects a reduction of $13 million in 1999 and $47 million in 1998 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense has no net impact on earnings.

Operations and maintenance expense was $71.5 million in 1999 compared to $87.8 million in 1998, a decrease of $16.3 million or 19%. This reflects a decrease of $22 million of nuclear production expenses as a result of the sale of Pilgrim station in the third quarter and a decrease of $5 million for the deferral of costs related to the Pilgrim refueling outage. This decrease was partially offset by increases of $2 million due to restoration efforts related to Hurricane Floyd and $10 million for bad debt expense.

Depreciation and amortization expense was $40.8 million in 1999 compared to $47.6 million in 1998, a decrease of $6.8 million or 14%. This decrease reflects lower depreciation due to the nuclear divestiture.

Demand side management (DSM) and renewable energy programs expense was $13.9 million in 1999 compared to $20.0 million in 1998, a decrease of $6.1 million or 31%. These costs are collected from customers on a fully reconciling basis. Therefore, the decrease has no impact on earnings.

Property and other taxes were $15.3 million in 1999 compared to $18.1 million in 1998, a decrease of $2.8 million or 15%. The decrease reflects lower municipal property taxes resulting from the fossil and nuclear divestiture.

Other expense, net

Other income, net was $17.4 million in 1999 compared to $0.8 million in 1998, a net increase of $16.6 million. Prior to the consideration of tax benefits, other income was $1.3 million in both 1999 and in 1998. This reflects $2.7 million of interest income in 1999 compared to $0.7 million in 1998. Other miscellaneous expense was $1.4 million in 1999 compared to income of $0.6 million in 1998. Income tax benefits in 1999 were $16.1 million compared to income tax expense of $0.5 million in 1998. The 1999 income tax benefit includes $20.8 million related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear generating station.

Interest charges

Interest on long-term debt and transmission property securitization bonds was $25.5 million in 1999 compared to $19.5 million in 1998, an increase of $6 million or 31%. This increase reflects $8 million related to securitization. This increase is partially offset by approximately $3 million in reductions related to the retirement of $19 million of 7.8% debentures, $66 million of 9.875% debentures and $91 million of 9.375% debentures during the third quarter of 1999.

Results of Operations - Nine Months Ended September 30, 1999 vs. Nine Months
----------------------------------------------------------------------------
Ended September 30, 1998
------------------------

Net income was $145.9 million for the nine months ended September 30, 1999 compared to $140.7 million for the same period in 1998, a 3.7% increase as described below.

The results of operations for the nine months ended are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Consolidated Financial Statements.

Operating revenues

Operating revenues were $1,205.2 million in 1999 compared to $1,259.1 million in 1998, a decrease of $53.9 million or 4.3% as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $(13,152)
Wholesale revenues                             (14,828)
Short-term sales and other revenues            (25,939)
------------------------------------------------------
  Decrease in operating revenues              $(53,919)
======================================================

Retail revenues were $1,064.3 million in 1999 compared to $1,077.5 million in 1998, a decrease of $13.2 million or 1%. This decrease is due to a decrease in retail revenues reflecting the impact of the 10% reduction in retail rates mandated by the Massachusetts Electric Utility Industry Restructuring Act that was implemented in March 1998 and an additional 5% rate reduction effective September 1, 1999. This decrease is partially offset by increases reflecting a 4.6% increase in kWh sales resulting from the higher than normal summer temperatures and the continuing strong local economy in 1999.

Wholesale revenues were $91.5 million in 1999 compared to $106.3 million in 1998, a decrease of $14.8 million or 14%. This decrease in wholesale revenues reflects a $19.4 million decrease in sales to Pilgrim contract customers due to the scheduled 1999 refueling and maintenance outage and subsequent sale of Pilgrim station in July 1999. This is partially offset by a $4.6 million increase in sales to municipal wholesale contract customers.

Total short-term sales and other revenues were $49.4 million in 1999 compared to $75.3 million in 1998, a decrease of $25.9 million or 34%. This reflects $16 million of revenue received in 1998 as a result of support of standard offer service by the fossil generating stations prior to divestiture. This decrease also reflects a $22 million decrease in short-term sales which is consistent with the decrease in short-term kWh sales. Beginning December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool. These decreases are partially offset by a $6 million increase related to a FERC approved settlement for transmission contract customers and a $4 million increase for billing settlements to Pilgrim contract customers.

Operating expenses

Fuel and purchased power expense was $480.2 million in 1999 compared to $424.9 million in 1998, an increase of $55.3 million or 13%. Purchased power expense increased $84 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units and the 1999 Pilgrim refueling outage and sale. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense reflects a reduction of $38 million in 1999 and $88 million in 1998 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no net impact on earnings.
The fuel expense related to Boston Edison's fossil generation units decreased

$66 million reflecting the divestiture of those units in May 1998. Fuel expense related to Pilgrim station decreased $10 million due to the 1999 refueling outage and the sale of the plant in July 1999. The increase is additionally offset by a decrease of $2 million related to Boston Edison's non-electric product costs.

Operations and maintenance expense was $218.1 million in 1999 compared to $272.4 million in 1998, a decrease of $54.3 million or 20%. The decrease reflects a $21 million decrease in fossil-related power production expenses due to the fossil divestiture in May 1998. This also reflects a decrease of $38 million of nuclear power production expenses due to the deferral of costs related to the 1999 refueling outage at Pilgrim station and the sale of the plant in July 1999. These decreases are partially offset by increases of $10 million for bad debt expense and $2 million incurred due to restoration efforts related to Hurricane Floyd. This decrease also reflects $4 million of expense from BETG in the first half of 1998.

Depreciation and amortization expense was $135.8 million in 1999 compared to $147.7 million in 1998, a decrease of $11.9 million or 8%. This decrease reflects decreases resulting from the nuclear divestiture and the amortization of the gain on the sale of the fossil plants which began in June 1998. These decreases are partially offset by an increase in depreciation on distribution utility plant required under the terms of the Boston Edison settlement agreement beginning March 1, 1998.

Demand side management (DSM) and renewable energy programs expense was $40.6 million in 1999 compared to $37.0 million in 1998, an increase of $3.6 million or 10%. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $55.3 million in 1999 compared to $70.9 million in 1998, a decrease of $15.6 million or 22%. The decrease is due to a decrease in municipal property taxes resulting from the fossil and nuclear divestiture.

Other expense, net

Other income was $19.2 million in 1999 compared to other expense of $4.7 million in 1998, a net increase in income of $23.9 million. Prior to the consideration of tax benefits, other income was $4.3 million in 1999 compared to expense of $25.7 million in 1998. BETG's 1998 total equity losses from its RCN and EnergyVision joint ventures were $9.0 million. 1998 reflects $22.4 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below. These negative amounts are offset by $2.2 million of interest income in 1999 compared to $6.3 million in 1998 due to the level of cash on hand as a result of the proceeds of the fossil divestiture. Other miscellaneous income was $2.1 million in 1999 compared to expense of $0.6 million in 1998. Income tax benefits in 1999 were $14.9 million compared to $21.0 million in 1998. The income tax benefits include $20.8 million in 1999 and $10.9 million in 1998 related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear generating station sold in 1999 and the fossil generating stations sold in 1998.

Interest charges

Interest on long-term debt and transmission property securitization bonds was $64.4 million in 1999 compared to $63.5 million in 1998, an increase of $0.9 million or 1%. This increase reflects $8 million related to securitization. This increase is partially offset by reductions of approximately $2 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated discounts and redemption premiums, and a reduction of approximately $3 million due to the redemption of a $100 million 6.662% bank loan in June 1998. Additionally, interest charges were lower by approximately $3 million due to the retirement of $19 million of 7.8% debentures, $66 million of 9.875% debentures and $91 million of 9.375% debentures during the third quarter of 1999.

Preferred stock dividends

Preferred stock dividends were $4.5 million in 1999 compared to $7.3 million in 1998, a decrease of $2.8 million or 38%. The decrease is due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998.

Electric Revenues
-----------------

Boston Edison's electric delivery business has provided its standard offer customers service at rates designed to give 10% savings from rates in effect prior to the retail access date (March 1, 1998) and an additional 5% average savings, after an adjustment for inflation, as of September 1, 1999. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer service and who have not chosen to receive service from a competitive energy supplier are on default service. The price of default service is based on the average competitive market price for power. Refer also to the Electric Revenues section of Item 7 of the Boston Edison 1998 Annual Report on Form 10-K/A.

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

Liquidity
---------

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks as well as other arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. No amount was outstanding under these revolving credit agreements as of September 30, 1999.

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

On July 30, 1999, Boston Edison announced a tender offer for any and all of its outstanding 9-7/8% debentures due June 1, 2020 and its 9-3/8% debentures due August 15, 2021. The aggregate principal amount of the securities is $215 million, of which approximately $157 million was redeemed. In addition, unrelated to the tender offer, $19 million of 7.80% series due 2023 was repurchased from the open market.

Year 2000 Computer Issue
------------------------

The year 2000 issue is the result of computer programs that were written using two digits rather than four to define an applicable year. If computer programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and engage in other normal business activities. Boston Edison has a year 2000 program in place to address the risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

Boston Edison is addressing the year 2000 issue on a coordinated basis. Boston Edison inventoried and assessed all date-sensitive systems including mission critical systems, important business systems used for information and transaction processing systems, and non-critical internal productivity systems. The North American Electric Reliability Council (NERC) has defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. Important business systems are those necessary to maintain core business functions such as billing and accounting for electricity to customers.

Boston Edison has inventoried mission critical systems that may be date-sensitive and that use embedded technology such as micro-controllers or microprocessors. Approximately 27% of these systems required modification or replacement. These systems can be categorized as: (1) telecommunications,
(2) distribution systems controls, and (3) other distribution equipment. Boston Edison has completed remediation and testing of mission critical systems and reported to NERC on June 30, 1999 that all mission critical systems are ready for year 2000.

Boston Edison inventoried important business systems that are date-sensitive and determined that approximately one-third of these systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated they were tested for operational and year 2000 readiness in their own environment. After completion of implementation, the systems were then tested for their integration and compatibility with other interactive systems. All important business system replacements, remediation and testing were completed by July 1999. These systems are now considered year 2000 ready.

In addition all non-critical internal productivity systems have been inventoried and assessed. Approximately one-third of these systems required modification or replacement. Under the year 2000 plan, each of these systems has a form of readiness acceptance commensurate with its business importance. More important and complex systems are tested as a means of acceptance. Less important and non-complex systems may refer to industry test results, vendor test results and/or vendor statements of readiness as a means of acceptance. All of these systems were declared ready by September 30, 1999.

Costs incurred to remediate systems are expensed as incurred. In addition, a decision was made to use this opportunity to upgrade some of Boston Edison's less efficient centralized business systems. Systems' replacement costs will be capitalized and amortized over future periods. Boston Edison expects the modification and testing of its information and embedded systems to cost $32 million. Boston Edison has expended $29 million on this project through September 30, 1999. Boston Edison has funded and plans on continuing to fund all costs related to year 2000 with internally generated cash flows.

In addition to its internal efforts, Boston Edison has initiated formal communications with its significant suppliers, service providers and other vendors to determine the extent to which it may be vulnerable to their failure to correct their own year 2000 issues. Boston Edison has received responses from over 500 third party vendors including mission critical vendors. All of these vendors have indicated that they will be year 2000 ready by the end of 1999. In addition, Boston Edison has contacted all of its significant power suppliers. Each has indicated that they either are or will be year 2000 ready by the end of 1999. In addition to the risk faced from its dependence on third party suppliers for year 2000 readiness, Boston Edison has a risk that power will not be available from the Independent System Operator-New England (ISO-NE) for the purchase and distribution to Boston Edison's customers. Should ISO-NE fail to resolve its year 2000 issues as planned, there would be an adverse impact on Boston Edison and its customers. To mitigate this risk, efforts are being coordinated with ISO-NE and the New England Power Pool (NEPOOL) to establish inter-utility testing guidelines coordinated with NERC plans to determine year 2000 readiness.

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

In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and government activities, may not be fully functional after 1999 due to the year 2000 issue. Infrastructure failures could significantly reduce Boston Edison's ability to acquire energy and its ability to serve its customers as effectively as they are now being served.

Boston Edison believes that its efforts to address the year 2000 issue will allow it to successfully avoid any material adverse effect on its operations or financial condition. However, it recognizes that failing to resolve year 2000 issues on a timely basis would, in a most reasonable worst case scenario, significantly limit its ability to acquire and distribute energy or process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, Boston Edison could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations normally after 1999. Adverse effects on Boston Edison could include, among other things, business disruption, increased costs, loss of business and other similar risks.

Boston Edison's year 2000 program includes contingency plans. If required, these plans are intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans have been developed in conjunction with available national and regional guidance and are based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans are procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. The contract with ISO-NE requires ISO-NE dispatch at all times sufficient resources to meet total New England load requirements. ISO-NE has the responsibility and authority to dispatch all regional generation sources including maintaining sufficient operating reserves to respond to unanticipated system conditions. ISO-NE, in conjunction with NEPOOL has an extensive year 2000 readiness program underway to ensure that it will have sufficient generation and transmission resources to reliably serve load. In addition, ISO-NE indicated that it will maximize the operating reserves during the early year 2000 period.

The foregoing discussion regarding year 2000 project timing, effectiveness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key year 2000 personnel, the readiness of third parties and Boston Edison's ability to respond to unforeseen year 2000 complications.

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

The preceding sections include certain forward-looking statements about merger, environmental and legal issues and year 2000 compliance.

The cost savings and cost avoidances ultimately realized from the merger may differ from current estimates.

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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

      Twelve months ended September 30, 1999:
      --------------------------------------

      Ratio of earnings to fixed charges                         3.30

      Ratio of earnings to fixed charges and preferred
      stock dividend requirements                                3.05

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

            Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

                  12.1 - Computation of ratio of earnings to fixed charges
                         for the twelve months ended September 30, 1999

                  12.2 - Computation of ratio of earnings to fixed charges
                         and preferred stock dividend requirements for the twelve months ended September 30, 1999

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

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Form S-3 Registration Statement filed by Boston Edison Company on February 3, 1993 (File No. 33-57840)

     b) SEC Form 8-K for Boston Edison Company was filed on August 13, 1999 relating to the issuance of notes totaling $725 million by its wholly owned special purpose subsidiary BEC Funding LLC.

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




                                                   BOSTON EDISON COMPANY
                                                   ---------------------
                                                       (Registrant)




Date:  November 15, 1999                      /s/ R. J. Weafer, Jr.
                                              ------------------------------
                                                  Robert J. Weafer, Jr.
                                                  Vice President, Controller
                                                  and Chief Accounting
                                                  Officer