Form 10-K
period 1999-12-31
BOSTON EDISON CO
filed 2000-04-14
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004
                                   Form 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------
                                 OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 1-2301
                                                ------

                             BOSTON EDISON COMPANY
                             ---------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                           04-1278810
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

800 Boylston Street, Boston, Massachusetts                         02199
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)

                                (617) 424-2000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Outstanding at
          Class of Common Stock                       March 15, 2000
       ----------------------------                 ------------------
        Common Stock, $1 par value                      100 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference                  Part in Form 10-K
-----------------------------------                  -----------------
               None                                    Not Applicable

List of Exhibits begins on page 35 of this report.

Boston Edison Company
-------------------------------------------------------------------------------

Form 10-K Annual Report
-------------------------------------------------------------------------------

December 31, 1999
-------------------------------------------------------------------------------


Part I                                                                Page
-------------------------------------------------------------------------------

Item  1.  Business                                                       3

Item  2.  Properties                                                     7

Item  3.  Legal Proceedings                                              7


Part II
-------------------------------------------------------------------------------

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                            9

Item  7.  Management's Discussion and Analysis                          10

Item  8.  Financial Statements and Supplementary Financial
          Information                                                   20

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           38

Part IV
-------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      39

                                    Part I
                                    ------

Item 1.  Business
-----------------

(a)  General Development of Business
     -------------------------------

Boston Edison Company (Boston Edison), is an investor-owned regulated public utility incorporated in 1886 under Massachusetts law. Prior to the August 25, 1999 merger transaction, the company received final approval of its reorganization plan to form a holding company structure from the Securities and Exchange Commission (SEC) in May 1998. Effective May 20, 1998 the holding company, BEC Energy (BEC), was formed with Boston Edison as a wholly owned subsidiary of BEC. Effective June 25, 1998, Boston Energy Technology Group
(BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC.

Boston Edison Company is a wholly owned subsidiary of NSTAR. NSTAR was created through a merger transaction with BEC energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25,1999 as an exempt public utility a holding company. NSTAR's utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), Canal Electric Company (Canal Electric) and Commonwealth Gas Company (ComGas).

The electric industry has continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating facilities in 1998 and its nuclear generating facility in 1999.

In 1998, Boston Edison completed the sale of all of its fossil generating assets. The amount received above net book value on the sale of these assets is being returned to customers over approximately 11 years.

To complete its divestiture of generating assets, Boston Edison sold the Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company (Entergy). As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to the purchaser. The purchaser, by contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are collected from customers.

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act and authorized by the Commonwealth of Massachusetts Department of Telecommunication and Energy (MDTE). These certificates are non-recourse to Boston Edison.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

Boston Edison operates as a regulated electric public utility, therefore industry segment information is not applicable.

(c) Narrative Description of Business
    ---------------------------------

Principal Products and Services

Boston Edison currently supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 1999 Boston Edison served an average of approximately 674,000 customers. Electric operating revenues by class for the last three years consisted of the following:

                                                  1999      1998      1997
--------------------------------------------------------------------------
Retail electric revenues:
  Commercial                                       51%       51%       51%
  Residential                                      29%       27%       27%
  Industrial                                        9%        9%        9%
  Other                                             1%        1%        1%
Wholesale and contract revenues                    10%       12%       12%
==========================================================================

BEC

In May 1998, Boston Edison received final approval from the SEC for its reorganization plan to form a holding company structure. Effective May 20, 1998, BEC, the holding company, was formed and Boston Edison became a wholly owned subsidiary of BEC. Effective June 25, 1998, BETG ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. Unregulated activities are conducted through BETG and include telecommunications and district cooling services. BEC is currently a subsidiary of NSTAR.

Sources and Availability of Electric Power Supply

NSTAR on behalf of its electric retail subsidiaries, including Boston Edison, entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select will provide full energy service requirements, including NEPOOL capability responsibilities, at FERC approved tariff rates through June 30, 2000.

In addition, Boston Edison will buy power generated by the Pilgrim Nuclear Power station from Entergy on a declining basis through 2004.

Information relative to nuclear units that are no longer operating in which Boston Edison has an equity ownership is as follows:

                                       Connecticut         Yankee
                                         Yankee            Atomic
                                       -----------         ------
                                          (dollars in thousands)

Year of Shutdown                           1996              1992
Equity Ownership (%)                        9.5               9.5
Equity Ownership Balance                 $9,888            $1,609

New England Power Pool (NEPOOL)

During 1997, NEPOOL was restructured, with changes taking effect to the membership and governance provisions of the power pooling agreement, along with the transfer of operating responsibility of the integrated transmission and generation system in New England to ISO New England. Previously, NEPOOL dispatched generating units for operation based on the lowest operating costs of available generation and transmission. Under the new structure, generators will be required to provide ISO New England with market prices at which they will sell short-term energy supply. These prices formed the basis for dispatch that began in the second quarter of 1999. As noted in the Sources and Availability of Electric Power Supply section above, Boston Edison will receive all of their power supply requirements from Select through June 30, 2000. Therefore, the change to NEPOOL's operations and pricing structure is expected to have no material impact on Boston Edison's costs for purchased electric energy.

Franchises

Through its charter, which is unlimited in time, Boston Edison has the right to engage in the business of producing and selling electricity, steam and other forms of energy, has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the action of these authorities is subject to appeal to the MDTE. The rights to these locations are not limited in time, but are not vested and are subject to the action of these authorities and the legislature. Pursuant to the Massachusetts Electric Restructuring Act enacted in November 1997, the MDTE has defined the service territory of Boston Edison based on the territory actually served on July 1, 1997, and following, to the extent possible, municipal boundaries. The legislation further provided that, until terminated by effect of law or otherwise, Boston Edison shall have the exclusive obligation to provide distribution service to all retail customers within such service territory. No other entity shall provide distribution service within this territory without the written consent of Boston Edison which consent must be filed with the MDTE and the municipality so affected.

Regulation

Boston Edison and its wholly owned subsidiaries, Harbor Electric Energy Company
(HEEC) and BEC Funding, LLC, operate primarily under the authority of the MDTE, whose jurisdiction includes supervision over retail rates for distribution of electricity, financing and investing activities. In addition, the Federal Energy Regulatory Commission (FERC), has jurisdiction over various phases of Boston Edison's electric utility businesses including rates for electricity sold at wholesale for resale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of the system of accounts.

Retail Electric Rates

As a result of electric industry restructuring, Boston Edison unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and a 15% rate reduction as of September 15, 1999 and has afforded customers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to above market power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by Boston Edison include optional standard offer service and default service.

Standard offer service is the electricity that is supplied to eligible customers until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is supplied to customers who are not eligible for standard offer service when the customer is not receiving power from a competitive power supplier. The market price for default service is intended to reflect the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

Prior to the implementation of industry restructuring on March 1, 1998, Boston Edison had Fuel Charge rate schedules that generally allowed for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. These schedules required a quarterly computation and MDTE approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedules did not match actual costs for that period, an appropriate adjustment was reflected in the calculation of the next subsequent calendar quarter decimal. These rate schedules are no longer in effect.

Competitive Conditions

The electric industry has continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These pressures have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries it activities in the transmission and distribution of energy.

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

Environmental-related capital expenditures for the years 1999 and 1998 were $0.6 million and $1.4 million, respectively. Management believes that its operating facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements. Additional expenditures could be required as changes in environmental requirements occur.

Number of Employees

Boston Edison had 1,933 full-time employees as of December 31, 1999, including 1,341 (69%) represented by two locals of the Utility Workers Union of America, AFL-CIO. The locals' labor contracts are effective through May 15, 2000. Management believes it has satisfactory employee relations.

(d)  Financial Information about Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
Sales
-----

Boston Edison delivers electricity to retail and wholesale customers in the Boston area. Boston Edison does not have any foreign operations or export sales.

Expenditures and Financings

The most recent estimates of plant expenditures (excluding nuclear fuel), allowance for funds used during construction (AFUDC), long-term debt maturities and preferred stock payment requirements for the years 2000 through 2004 are as follows:

(in thousands)        2000         2001         2002         2003        2004
-----------------------------------------------------------------------------

Capital
 expenditures     $102,000     $108,000     $ 93,000     $ 86,000    $ 86,000
AFUDC             $  3,200     $  3,200     $  3,200     $  3,200       3,200
Long-term debt    $217,500     $114,000     $ 71,800     $220,700      70,400
Preferred stock   $      -     $ 50,000     $      -     $      -           -
=============================================================================

Management continuously reviews its plant expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Plant expenditures in 1999 were $115 million and consisted primarily of additions to Boston Edison's distribution and transmission systems. The majority of these expenditures were for system reliability and control improvements, customer service enhancements and capacity expansion to allow for long range growth in the Boston Edison service territory.

Refer to the Liquidity section of Item 7 for more information regarding capital resources to fund construction programs.

Item 2.  Properties
-------------------

All of Boston Edison's non-nuclear generating assets were sold as of December 31, 1998.

Boston Edison's high-tension transmission lines are generally located on land either owned or subject to easements in its favor. Its low-tension distribution lines are located principally on public property under permission granted by municipal and other state authorities.

As of December 31, 1999, Boston Edison's transmission system consisted of 376 miles of overhead circuits operating at 115, 230 and 345 kilovolts (kV) and 171 miles of underground circuits operating at 115 and 345 kV. The substations supported by these lines are 45 transmission or combined transmission and distribution substations with transformer capacity of 11,053 megavolt amperes (MVA), 57 4 kV distribution substations with transformer capacity of 932 MVA and 16 primary network units with 79 MVA capacity. In addition, high tension service was delivered to 248 customers' substations. The overhead and underground distribution systems cover approximately 3,700 and 3,200 circuit miles, respectively. HEEC, Boston Edison's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115 kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts. HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at this location.

Item 3.  Legal Proceedings
--------------------------

Industry and corporate restructuring legal proceedings

The MDTE order approving the Boston Edison restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court
(SJC). One settlement agreement appeal remains pending, however there has to date been no briefing, hearing or other action taken with respect to this proceeding.

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

Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed in the fourth quarter of 1999. A MDTE ruling is expected in 2000.

Management is currently unable to determine the outcome of this proceeding however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Merger Rate Plan

An integral component of the merger which created NSTAR was a rate plan filed by its retail utility subsidiaries, including Boston Edison. The MDTE issued an order approving most major elements of the rate plan on July 27, 1999. The highlights of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries, including Boston Edison, the collection from customers of the acquisition premium of approximately $486 million over 40 years and the recovery of transaction and integration costs initially estimated at approximately $111 million over 10 years. The Massachusetts Attorney General and a group of four interveners filed separate appeals of the MDTE order with the Massachusetts Supreme Judicial Court (SJC) regarding the rate plan. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it cannot determine the ultimate outcome of these appeals or their impact on the rate plan.

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

                                    Part II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

Market information for the common stock of NSTAR, Boston Edison's parent company, is included in Item 5 of NSTAR's report on Form 10-K.

The following information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed on February 3, 1993.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements for the year ended December 31, 1999:

     Ratio of earnings to fixed charges                 3.06

     Ratio of earnings to fixed charges and
     preferred stock dividend requirements              2.84

Item 7.  Management's Discussion and Analysis
---------------------------------------------

Boston Edison is a wholly-owned subsidiary of NSTAR. NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. NSTAR's utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), Canal Electric Company (Canal Electric) and Commonwealth Gas Company (ComGas).

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating facilities in 1998 and its nuclear generating facility in 1999.

Prior to the August 25, 1999 merger which formed NSTAR, Boston Edison received final approval of its reorganization plan to form a holding company structure from the Securities and Exchange Commission (SEC) in May 1998. Effective May 20, 1998, BEC Energy (BEC) was formed with Boston Edison as a wholly owned subsidiary of BEC. Effective June 25, 1998, Boston Energy Technology Group
(BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. The holding company structure clearly separates the unregulated and regulated operations of BEC and provides management with greater organizational flexibility in order to take advantage of utility and nonutility business opportunities in a more timely manner, including the merger with Commonwealth Energy System (CES).

Merger of BEC Energy and Commonwealth Energy System

Shareholders of BEC and COM/Energy approved the merger on June 24, 1999. Pursuant to the merger agreement, BEC shareholders received approximately 41 million shares of NSTAR while COM/Energy shareholders received approximately 20 million shares of NSTAR. In addition, BEC and COM/Energy shareholders received an aggregate amount of cash of approximately $300 million. An initial quarterly dividend rate of 48.5 cents per share of NSTAR was declared by the board of trustees ($1.94 on an annualized basis) on September 23, 1999 and paid on November 1, 1999. The quarterly dividend was increased to 50 cents per share ($2.00 on an annualized basis) on December 16, 1999. The merger was accounted for by NSTAR as an acquisition by BEC of COM/Energy under the purchase method of accounting.

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy, including Boston Edison, that was approved by MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the Retail Electric Rates section of this discussion for more information.

A group of four interveners and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

Generating Assets Divestiture

In 1998, Boston Edison completed the sale of all of its fossil generating assets. The amount received above net book value on the sale of these assets is being returned to customers over approximately 11 years.

To complete its divestiture of generating assets, Boston Edison sold the Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to the purchaser. The purchase, by the contract, will assume all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are collected from customers.

Securitization of Boston Edison's Transition Charge
---------------------------------------------------

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Retail Electric Rates
---------------------

As a result of the Massachusetts Electric Restructuring Act, Boston Edison currently provide their standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

Massachusetts Electric Industry Restructuring Act requires regulated utilities to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier. This is referred to as "standard offer service." Standard offer service will be available to customers through 2004 at prices approved by the MDTE. Boston Edison is currently evaluating proposals from a number of competitive energy providers to assume full responsibility for providing customers with standard offer service through 2004. The cost of providing standard offer service, which includes purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Boston Edison electric service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service." The price of default service is intended to reflect the average competitive market price for power.

Under the restructuring settlement agreement, Boston Edison's distribution business is subject to a minimum and maximum return on average common equity
(ROE). The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, it is required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. This rate mechanism expires on December 31, 2000. The cost of providing transmission service to all NSTAR distribution customers is recovered on a fully reconciling basis.

Boston Edison filed proposed adjustments to its standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments to be effective January 1, 2000. The MDTE continues to examine Boston Edison's cost recovery mechanism.

Results of Operations

1999 versus 1998

Net income was $160.3 million in 1999 compared to $157.3 million in 1998. This increase of 2% is described below.

Operating revenues

Operating revenues decreased 4.7% from 1998 as follows:

(in thousands)
------------------------------------------------------------
Retail revenues                                    $ 12,379
Wholesale revenues                                  (39,534)
Short-term sales and other revenues                 (49,000)
------------------------------------------------------------
  Decrease in operating revenues                   $(76,155)
============================================================

Retail revenues were $1,387.5 million in 1999 compared to $1,375.1 million in 1998, a increase of $12.4 million or 1%. This change reflects a 4.7% increase in retail kilowatt-hour (kWh) electric sales that is partially offset by a decrease in retail revenues reflecting the impact of the 10% reduction in retail rates mandated by the Massachusetts Electric Industry Restructuring Act that was initially implemented in March 1998, and an additional 5% rate reduction effective September 1, 1999.

Wholesale electric revenues were $102.4 million in 1999 compared to $142 million in 1998, a decrease of $39.6 million or 28%. This decrease in wholesale revenues reflects a $37 million decrease in sales to Pilgrim contract customers due to the scheduled 1999 refueling and maintenance outage and subsequent sale of the Pilgrim station in July 1999.

Short-term sales and other revenues were $56.9 million in 1999 compared to $105.9 million in 1998, a decrease of $49 million or 46%. The decrease reflects $20 million of revenue received in 1998 as a result of support of standard offer service by Boston Edison's fossil generating stations prior to divestiture. The decline in short-term sales amounting to $35 million is consistent with the decrease in short-term kWh sales. Under agreements with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool.

Operating expenses

Fuel and purchased power was $645.2 million in 1999 compared to $567.8 million in 1998, an increase of $77.4 million or 14%. Purchased power expense increased $91 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units and the 1999 Pilgrim refueling outage and sale. Boston Edison's adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Boston Edison's fuel and purchased power expenses reflects a reduction of $56 million in 1999 and $128 million in 1998 related to these rate recovery mechanisms. Due to rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. The fuel expense related to Boston Edison's fossil generation units decreased $66 million reflecting the divestiture of those units in May 1998. Fuel expense related to Pilgrim decreased $17 million due to the 1999 refueling outage and the sale of the plant in July 1999.

Operations and maintenance expense was $271.4 million in 1999 compared to $373.4 million in 1998, a decrease of $102 million or 27%. This reflects a decrease of $70 million of nuclear power production expenses due to the deferral of costs related to the 1999 refueling outage and the ultimate sale of the Pilgrim plant in July 1999, and a decrease of $22 million in fossil-fuel related power production expenses due to the fossil generation divestiture in May 1998. In addition, 1999 reflects a decrease of $7 million in distribution expenses reflecting a higher level of maintenance spending in 1998.

Depreciation and amortization expense was $176.7 million in 1999 compared to $195.6 million in 1998, a decrease of $18.9 million or 10%. This decrease reflects the nuclear divestiture in June 1999 and the amortization of the gain on the sale of the fossil plants that began in June 1998. These decreases are partially offset by $2 million resulting from the amortization of costs to achieve related to the merger and $3 million resulting from an intercompany charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999. These decreases are additionally offset by an increase in depreciation on distribution utility plant required under the terms of the Boston Edison settlement agreement beginning March 1, 1998.

Demand side management (DSM) and renewable energy programs expense was $57.5 million in 1999 compared to $51.8 million in 1998, an increase of $5.7 million or 11%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis.

Property and other taxes were $68.8 million in 1999 compared to $84.1 million in 1998, a decrease of $15.3 million or 18%. The decrease reflects a lower municipal property taxes resulting from divestiture of the fossil and nuclear generating facilities.

Income taxes from operations were $91 million in 1999 compared to $100.5 million in 1998, a decrease of $9.5 million or 9%. This decrease reflects lower pretax operating income in 1999.

Other income (expense), net

Other income, net of tax was $19.8 million in 1999 compared to other expense, net of $2.9 million in 1998, a net increase in income of $22.7 million. Prior to the consideration of tax benefits, other expenses were $2.7 million in 1999 compared to $20.8 million in 1998. BETG's equity loss in the RCN and EnergyVision joint ventures were $9.0 million in 1998. 1999 reflects $7 million of non-recoverable expenses related to the Pilgrim plant divestiture. 1998 reflects $23.2 million of costs related to the fossil plants divestiture and $2.6 million of costs associated with opposition to the referendum that sought to repeal the Massachusetts Electric Restructuring Act. These amounts are offset by $3.8 million of interest income in 1999 compared to $7.6 million in 1998, a decrease of 3.8 million reflecting the higher level of cash on hand in 1998 as a result of the proceeds from the fossil plant divestiture. Other miscellaneous income was $0.5 million in 1999 compared to $6.4 million in 1998. Income tax benefits related to other income/expense was $22.5 million in 1999 and 17.9 million in 1998. The income tax benefit includes $20.8 million in 1999 and 10.9 million in 1998 related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear plant divested in 1999 and the fossil generating stations divested in 1998.

Interest charges

Interest on long-term debt and transition property securitization certificates was $91.6 million in 1999 compared to $83 million in 1998, an increase of $8.6 million or 10%. The increase reflects approximately $20 million related to securitization. This increase is partially offset by a reduction of approximately $6 million due to the retirement of $19 million of 7.80% debentures due March 15, 2023, $66 million, of 9.875% debentures and $91 million, of 9.375% debentures during the third quarter of 1999. The increase is additionally offset by reductions of approximately $2 million due to the maturity of $100 million, 5.95% debentures in March 1998 and the cessation of amortization of the associated discounts and premiums, as well as a reduction of approximately $3 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Preferred stock dividends

Preferred stock dividends were $6 million in 1999 compared to $8.8 million in 1998, a decrease of $2.8 million or 32%. The decrease is due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998.

Retail Electric Sales and Revenues

Electric sales

Retail kWh sales increased 4.7% in 1999. The increase in retail kWh was primarily due weather conditions that favored electric sales as well as a continue strong local economy and an increase in the average number of customers. The commercial sector represents approximately 50% of electric operating revenues. The commercial sales increase reflects a 2% increase in the Massachusetts employment rate and increased hotel occupancy in the Boston area

Total kWh sales increased 2.3% in 1998. The 2.0% increase in 1998 retail kWh sales was primarily due to the positive impact of a continued strong local economy on commercial customers. The commercial sector represents approximately 50% of electric operating revenues. The Boston area commercial office vacancy rate is at a 17 year low. In addition, the Massachusetts employment rate increased 2.8% over 1997. These positive impacts associated with the economic conditions along with warmer than normal summer weather were partially offset by the mild winter weather conditions in the first quarter of 1998.

Liquidity

Cash requirements for utility plant expenditures have been met in recent years with internally generated funds. These funds are cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. During 1999, 1998 and 1997 internal generation of cash provided 298%, 111% and 211%, respectively of plant expenditures. Capital expenditures, excluding nuclear fuel, forecasted for 2000 are $102 million. This spending level includes the 2000 portion of business system replacements discussed below. Capital expenditures over the next five years are forecasted to be approximately $475 million. In addition to plant expenditures, debt and preferred stock payment requirements are $217.5 million in 2000, $114 million in 2001, $71.8 million in 2002, $219.7 million in 2003 and $70.4 million in 2004.

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.
Boston Edison has authority from the Federal Energy Regulatory Commission
(FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks that serve as back up to Boston Edison $200 million commercial paper program. Boston Edison had no short-term debt outstanding as of December 31, 1999.

In July 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary (SPS) of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates to the public. The certificates held by BEC Funding are secured by a portion of the transition charge assessed to Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. The certificates were issued in five separate classes with variable payment periods ranging from approximately one to ten years and bearing fixed interest rates ranging from 5.99% to 7.03%. The certificates are non-recourse to Boston Edison. Net proceeds ($719 million received by Boston Edison from BEC Funding) were utilized to finance a portion of the stranded costs that are being collected from customers under Boston Edison's restructuring settlement agreement. Boston Edison will collect a portion of the transition charge on behalf of BEC Funding and remit the proceeds to the SPS. Boston Edison used a portion of the proceeds received from the financing to fund a portion of the nuclear decommissioning fund transferred to Entergy Nuclear Generating Company as part of the sale of the Pilgrim generating station. Boston Edison used the remaining proceeds to reduce capitalization and for general corporate purposes.

Boston Edison's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its equity and capital resources are sufficient to meet its current and projected requirements.

Year 2000

NSTAR's mission critical systems and other important business systems were considered ready for the year 2000 prior to December 31, 1999. The North American Electric Reliability Council defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. To date, NSTAR has not experienced any significant year 2000 problems. NSTAR will continue to monitor systems in order to address any potential continuing risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

Under its year 2000 program NSTAR inventoried mission critical systems that were date-sensitive and that used embedded technology such as micro-controllers or microprocessors.

NSTAR also inventoried important business systems that were date-sensitive and determined that approximately one-third of BEC's systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated, they were tested for operational and year 2000 readiness in their own environment. After implementation, the systems were then tested for their integration and compatibility with other interactive systems.

In addition, all non-critical internal productivity systems were inventoried and assessed as part of the year 2000 program. Approximately one-third of BEC's systems required modification or replacement. All of these systems were declared ready by September 30, 1999.

Costs incurred to upgrade or remediate systems have been expensed as incurred. In addition, a decision was made to replace some of the less efficient centralized business systems. Systems replacement costs are being capitalized and amortized over future periods. Boston Edison has expended a total of approximately $29 million on this project through December 31, 1999. Future costs are expected to be immaterial.

In addition to its internal efforts, Boston Edison initiated formal communications with their significant suppliers, service providers and other vendors to determine the extent to which they may be vulnerable to these parties' failure to correct their own year 2000 issues. To date, Boston Edison has not experienced any significant year 2000 problems associated with its reliance on third parties.

NSTAR's year 2000 program included contingency plans. If required, these plans were intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans were developed in conjunction with available national and regional guidance and were based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans were procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. In the event that a problem is to arise in 2000 (or beyond), these contingency plans would become effective in order to remediate the problem.

Other Matters

Environmental

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, companies are required to clean-up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. These are uncertainties associated with these costs due to the complexities of clean-up technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to face possible liability as a potentially responsible party (PRP) in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison currently expects to have only a small percentage of the total potential liability for these sites Through December 31, 1999, Boston Edison had approximately $6 million accrued on its Balance Sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on preliminary assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidate financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term. Uncertainties continue to exist with respect to the disposal of both spent nuclear fuel and low-level radioactive waste resulting from the operation of nuclear generating facilities. The United States Department of Energy (DOE) is responsible for the ultimate disposal of spent nuclear fuel. However, uncertainties regarding the DOE's schedule of acceptance of spent fuel for disposal continue to exist. Under the purchase and sale agreement with Entergy, Entergy will assume full liability and responsibility for decommissioning and waste disposal at Pilgrim Station

Public concern continues regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. Boston Edison continues to support research into the subject and participates in the funding of industry-sponsored studies. It is aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. It has addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons; however, to date it has not been significantly affected by these developments. Boston Edison continues to monitor all aspects of the EMF issue.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. Boston Edison is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of Boston Edison's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on Boston Edison's financial position or results of operations for a reporting period.

Industry and corporate restructuring legal proceedings

The MDTE order approving the Boston Edison settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, Boston Edison has been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings; however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearing were completed in 1999.

Management is currently unable to determine the outcome of these proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claimed that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts Electric Restructuring Act. Boston Edison and the town settled the suit by agreeing on a 15-year $141 million property tax package in March 1999. Payments in each of the first four years are approximately $15 million after which payments gradually decline. All payments under this agreement will be recovered from customers through the transition charge.

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

Number of Employees

As of December 31, 1999, Boston Edison had 1,933 full-time employees including 1,341 (69%) represented by two locals of the Utility Workers Union of America, AFL-CIO. The locals' labor contracts are effective through May 15, 2000. Management believes it has satisfactory employee relations.

Interest rate risk

Boston Edison is exposed to changes in interest rates. Carrying amounts and fair values of mandatory redeemable cumulative preferred stock and indebtedness (excluding notes payable) debt as of December 31, 1999, are as follows:

                                    Carrying        Fair      Weighted average
(in thousands)                       amount         value       interest rate
------------------------------------------------------------------------------
Mandatory redeemable cumulative
 preferred stock                   $   49,279    $   52,250         8.00%
Indebtedness                       $1,476,431    $1,500,340         7.07%

New Accounting Principles
-------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value, SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

Safe harbor cautionary statement

Management occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission (SEC), press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

The preceding sections include certain forward-looking statements about operating results, year 2000 and environmental and legal issues.

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

Item 8.  Financial Statements and Supplementary Financial Information
---------------------------------------------------------------------

                       Report of Independent Accountants


To the Stockholders and Directors of Boston Edison Company:


In our opinion, the accompanying consolidated financial statements listed in
Item 14(a)(1) on page 39, present fairly, in all material respects, the consolidated financial position of Boston Edison Company and its subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) on page 39, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements and schedules in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                             PricewaterhouseCoopers LLP


Boston, Massachusetts
January 26, 2000

Consolidated Statements of Income
                                                             years ended December 31,
(in thousands)                                     1999         1998         1997
------------------------------------------------------------------------------------
Operating revenues                              $1,546,817   $1,622,972   $1,778,531
------------------------------------------------------------------------------------

Operating expenses:
  Fuel and purchased power                         645,175      567,806      679,131
  Operations and maintenance                       271,358      373,410      423,040
  Depreciation and amortization                    176,705      195,610      189,489
  Demand side management and
   renewable energy programs                        57,467       51,839       29,790
  Taxes-property and other                          68,826       84,091      106,428
  Income taxes                                      91,029      100,492       93,709
------------------------------------------------------------------------------------
   Total operating expenses                      1,310,560    1,373,248    1,521,587
------------------------------------------------------------------------------------

Operating income                                   236,257      249,724      256,944

Other income (expense), net                         19,803       (2,941)      (6,392)
------------------------------------------------------------------------------------
Operating and other income                         256,060      246,783      250,552
------------------------------------------------------------------------------------

Interest charges:
  Long-term debt                                    71,150       82,951       92,489
  Transition Property securitization
   certificates                                     20,408            0            0
  Other                                              6,199        8,163       14,610
  Allowance for borrowed funds used
   during construction                              (2,011)      (1,668)      (1,189)
------------------------------------------------------------------------------------
   Total interest charges                           95,746       89,446      105,910
------------------------------------------------------------------------------------

Net income                                      $  160,314   $  157,337   $  144,642
====================================================================================

Consolidated Statements of Retained Earnings
                                                            years ended December 31,
(in thousands)                                        1999         1998         1997
------------------------------------------------------------------------------------
Balance at the beginning of the year            $  297,347   $  328,802   $  292,191
  Net income                                       160,314      157,337      144,642
------------------------------------------------------------------------------------
   Subtotal                                        457,661      486,139      436,833
------------------------------------------------------------------------------------
Dividends declared:
  Dividends to common shareholders                       0       22,802       91,208
  Dividends to BEC Energy                          450,000      141,000            0
  Preferred stock                                    5,960        8,765       13,149
  Transfer of BETG to BEC Energy                         0        8,392            0
------------------------------------------------------------------------------------
   Subtotal                                        455,960      180,959      104,357
------------------------------------------------------------------------------------
Provision for preferred stock
 redemption and issuance costs (a)                     239        7,833        3,674
------------------------------------------------------------------------------------
Balance at the end of the year                  $    1,462   $  297,347   $  328,802
====================================================================================

(a)  Refer to Note A.6. to the Consolidated Financial Statements.

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
                                                                            December 31,
(in thousands)                                            1999                      1998
------------------------------------------------------------------------------------------
Assets
Utility plant in service, at
 original cost                          $2,397,287                 $2,720,681
  Less: accumulated depreciation           848,544    $1,548,743      926,020    1,794,661
------------------------------------------------------------------------------------------
Construction work in progress                             53,647                    40,965
------------------------------------------------------------------------------------------
  Net utility plant                                    1,602,390                 1,835,626
Nuclear decommissioning trust                                  0                   172,908
Equity investments                                        19,880                    20,769
Other investments                                         10,939                    10,029
Current assets:
  Cash and cash equivalents                117,537                     82,700
  Restricted cash                            3,625                          0
  Accounts receivable, net of
   allowance of $18,600 and $9,066
   in 1999 and 1998, respectively          322,168                    206,003
  Accrued unbilled revenues                 16,138                     14,322
  Fuel, materials and supplies,
   at average cost                          16,226                     10,287
  Prepaid expenses and other               177,722       653,416       92,361      405,673
------------------------------------------------------------------------------------------
Deferred debits:
  Regulatory assets                                      918,243                   623,187
  Other                                                   38,133                    26,423
------------------------------------------------------------------------------------------
   Total assets                                       $3,243,001                $3,094,615
==========================================================================================

Capitalization and Liabilities
  Common equity                                       $  717,823                $1,039,891
  Cumulative preferred stock of
   subsidiary                                             92,279                    92,040
  Long-term debt                                         613,283                   955,563
  Transition property securitization
   certificates                                          646,559                         0
  Current liabilities:
   Long-term debt due within
     one year                              165,667                        667
  Transition property securitization
   certificates due within one year         50,922                          0
  Accounts payable                         103,640                     90,890
  Accrued interest                          15,460                     19,991
  Dividends payable                            993                     25,993
  Other                                    218,224       554,906      176,823      314,364
------------------------------------------------------------------------------------------
Deferred credits:
  Accumulated deferred income taxes                      484,629                   348,557
  Accumulated deferred investment
   Tax credits                                            21,336                    45,930
  Nuclear decommissioning liability                            0                   176,578
  Power contracts                                         45,123                    58,415
  Other                                                   67,063                    63,277
Commitments and contingencies
------------------------------------------------------------------------------------------
   Total capitalization and liabilities               $3,243,001                $3,094,615
==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                      years ended December 31,
(in thousands)                                                  1999            1998            1997
----------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                  $160,314        $157,337         $144,642
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                              188,078         229,668          223,529
    Deferred income taxes and investment tax
     credits                                                    99,504        (152,798)         (21,664)
    Power contract buyout                                      (65,781)              0                0
    Allowance for borrowed funds used during
     construction                                               (2,011)         (1,668)          (1,189)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                                         (50,736)         29,666           45,678
    Fuel, materials and supplies                                (1,387)         29,834           (5,486)
    Accounts payable                                           (49,084)          9,834          (47,068)
    Other current assets and liabilities                       (77,628)        (25,525)          25,428
    Other, net                                                  27,828          (7,517)          (4,640)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                      229,097         268,831          359,230
-------------------------------------------------------------------------------------------------------
Investing activities:
  Plant expenditures (excluding AFUDC)                        (125,419)       (117,803)        (114,110)
  Net cost of nuclear divestiture                              (87,248)              0                0
  Proceeds from sale of fossil assets                                          533,633                0
  Nuclear fuel expenditures                                    (16,118)        (26,182)          (4,089)
  Investments                                                   (6,301)        (33,600)         (27,689)
-------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing
 activities                                                   (235,086)        356,048         (145,888)
-------------------------------------------------------------------------------------------------------
Financing activities:
  Issuances:
   Common stock                                                      0               0              144
   Long-term debt                                              725,000               0          100,000
  Redemptions:
   Preferred stock                                                   0         (71,519)         (44,000)
   Long-term debt                                             (203,214)       (201,600)        (101,600)
  Net change in notes payable                                        0        (101,878)         (64,441)
  Dividends paid                                              (480,960)       (171,322)        (104,956)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                                    40,826        (546,319)        (214,853)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                    34,837          78,560           (1,511)
Cash and cash equivalents at the
 beginning of the year                                          82,700           4,140            5,651
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year              $117,537        $ 82,700         $  4,140
=======================================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest, net of amounts capitalized                        $ 76,926        $ 89,531         $100,795
  Income taxes                                                $     87        $ 79,900         $ 99,326

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

1.  Nature of Operations

On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger to create a new holding company, NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to municipalities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's non-utility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

Boston Edison currently supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. Boston Edison is focusing its operations on the transmission and distribution of energy. This is illustrated by the sale of the Boston Edison's fossil generating assets and the Pilgrim Nuclear Power Station.

2.  Basis of Consolidation and Accounting

Under the holding company structure effective in June 1998, the owners of Boston Edison's common stock became BEC common shareholders. All shares of BEC Energy are owned by NSTAR. Existing debt and preferred stock of Boston Edison remained obligations of the regulated utility business. Effective June 25, 1998, BETG ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. The accompanying consolidated financial statements include the results of operations and cash flows of BETG prior to the reorganization. BETG is excluded from the consolidated results of operations and cash flows beginning in the third quarter of 1998. The consolidated balance sheet at December 31, 1997 reflects the financial position of Boston Edison which also included BETG. BETG is excluded from the consolidated balance sheet at December 31, 1998. The consolidated financial statements for each period presented include the activities of Boston Edison's wholly owned subsidiary, Harbor Electric Energy Company (HEEC). All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform with the current presentation.

Boston Edison follows accounting policies prescribed by the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In addition, Boston Edison is subject to the accounting and reporting requirements of the SEC. The consolidated financial statements conform with generally accepted accounting principles (GAAP). As a rate-regulated company Boston Edison has been subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), under GAAP. The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. As a result of the Massachusetts electric industry restructuring legislation enacted in November 1997 and the DTE order regarding the related Boston Edison settlement agreement, as of December 31, 1997, the provisions of SFAS 71 are no longer being applied to the generation business. The distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. Refer to Note B to these Consolidated Financial Statements for more information on the accounting implications of the electric utility industry restructuring.

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

5.  Depreciation and Nuclear Fuel Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. Excluding the effect of the adjustment discussed below, the overall composite depreciation rates were 3.31%, 3.28% and 3.30% in 1999, 1998 and 1997, respectively.

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

6.  Costs Associated with Issuance and Redemption of Debt and Preferred Stock

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

7.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. AFUDC rates in 1999, 1998 and 1997 were 5.82%, 5.88% and 6.04%, respectively, and represented only the cost of short-term debt.

8.  Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid securities with maturities of 90 days or less when purchased.

9.  Regulatory Assets

Regulatory assets represent costs incurred which are expected to be collected from customers through future charges in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:


                                      December 31,
                                    1999      1998
---------------------------------------------------
Generation-related regulatory
  assets, net                    $713,379  $477,317
Power contracts                    45,123    58,415
Income taxes, net                  65,867    52,168
Merger costs                       56,666         0
Redemption premiums                16,008    23,419
Postretirement benefits costs      12,822     8,769
Other                               8,378     3,099
---------------------------------------------------
                                 $918,243  $623,187
===================================================

10.  Related Party Transactions

The December 31, 1999 consolidated balance sheet of Boston Edison includes a $10 million receivable from NSTAR Communications, an affiliate. The receivable is for construction and construction management services provided by Boston Edison and its contractors. The December 31, 1999 balance sheet also includes a $67 million receivable from NSTAR. This represents Boston Edison's share of consolidated federal income tax benefits.

11.  Amortization of Goodwill and Costs to Achieve

Goodwill and costs to achieve related to the merger discussed in Note B are being amortized over 40 years and 10 years, respectively.

Note B. Electric Utility Industry Restructuring

1. Merger of BEC Energy and Commonwealth Energy System

Shareholders of BEC and COM/Energy approved the merger on June 24, 1999. After receiving various regulatory approvals, the SEC issued its approval of the merger and the transaction was completed on August 24, 1999. Pursuant to the merger agreement, BEC shareholders received approximately 41 million shares of NSTAR, while COM/Energy shareholders received approximately 20 million shares of NSTAR. In addition, BEC and COM/Energy shareholders received an aggregate amount of cash of approximately $300 million. An initial quarterly dividend rate of
48.5 cents per share of NSTAR was declared by the board of trustees on September 23, 1999 and paid on November 1, 1999. This dividend rate is reviewed on a regular basis and on December 16, 1999 a quarterly dividend of 50 cents per share was declared.

The merger of BEC and COM/Energy has been accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Under this method, the accompanying consolidated financial statements of NSTAR include the results of BEC for years ended December 31, 1999 and 1998 consolidated with those of COM/Energy from the date of the merger (August 25, 1999). Goodwill amounted to approximately $486 million while the original estimate of costs to achieve the merger was $111 million. Goodwill is being amortized over 40 years and will amount to approximately $12.2 million annually while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. The ultimate amortization of the cost to achieve will reflect the total actual costs.

2.  Accounting Implications

Under the traditional revenue requirements model, electric rates have been based on the cost of providing electric service. Under this model, Boston Edison has been subject to certain accounting standards that are not applicable to other businesses and industries in general. The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is expected. As a result of the Massachusetts Electric Restructuring Act enacted in November 1997 and the MDTE order regarding Boston Edison's related settlement agreement, as of December 31, 1997, the provisions of SFAS 71 are no longer being applied to the generation business.

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

Depreciation

The composite depreciation rate for distribution utility plant increased from 2.88% to 2.98% as of the retail access date.

Fuel and purchased power charge

The fuel and purchased power charge ceased as of the retail access date. The net remaining over collection of fuel and purchased power costs will be reflected in future customer billings. These over-recovered costs are included as an offset to the settlement recovery mechanisms which is included in regulatory assets on the accompanying Consolidated Balance Sheet.

Standard offer charge

Customers who were on Boston Edison's system at March 1, 1998, have the option of continuing to buy power from the retail electric delivery business at standard offer prices as of the retail access date. The standard offer charge began at 2.8 cents/kWh at the retail access date, increased to 3.2 cents/kWh on June 1, 1998, to 3.69 cents/kWh on January 1, 1999 and is scheduled to increase to 5.1 cents/kWh by 2004. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from standard offer customers on a fully reconciling basis.

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

Generating Assets Divestiture

On July 13,1999, Boston Edison completed the sale of the Pilgrim Nuclear Generating Station to Entergy Nuclear Generating Company, a subsidiary of Entergy Corporation, for $81 Million. In addition to the amount received from the buyer, Boston Edison has received a total of approximately $158 million from the Pilgrim contract customers, including $103 million from Commonwealth Electric Company, to terminate their contract. Approximately $80 Million remains to be collected under these termination agreements. As part of the sale, Boston Edison transferred its decommissioning trust fund to Entergy for decommissioning of the plant. In order to provide Entergy with a fully funded decommissioning trust fund, Boston Edison contributed approximately $271 million to the fund at the time of the sale. As a results of a favorable IRS tax ruling, Boston Edison received $43 million from Entergy reflecting a reduction in the required decommissioning funding. The difference between the total proceeds received and the net book value of the Pilgrim assets sold plus the net amount to fully fund the decommissioning trust is included in the balance of generation-related regulatory assets, net on the accompanying Consolidated Balance Sheets as such amounts are being collected from customers under Boston Edison's settlement agreement. The final amounts to be collected from customers related to Pilgrim are subject to regulatory review.

Completion of the sale of Boston Edison's fossil generating assets took place in May 1998. Boston Edison received proceeds from the sale of $674 million, including $121 million for a six-month transitional power purchase contract. The amount received above net book value on the sale of these assets is being returned to Boston Edison's customers over the settlement period.

On July 27, 1999 BEC Funding LLC, a subsidiary of NSTAR, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates to the public. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Note C. Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets of $65.9 million and $52.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 1999 and 1998, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes consisted of the following:


                                              December 31,
(in thousands)                               1999       1998
--------------------------------------------------------------
Deferred tax liabilities:
 Plant-related                              $336,835  $412,358
 Other                                       311,153    85,497
--------------------------------------------------------------
                                             647,988   497,855
--------------------------------------------------------------
Deferred tax assets:
 Plant-related                                14,218    13,174
 Investment tax credits                       13,490    29,622
 Other                                       135,651   106,502
--------------------------------------------------------------
                                             163,359   149,298
--------------------------------------------------------------
  Net accumulated deferred income taxes     $484,629  $348,557
==============================================================

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property giving rise to the credits.

Components of income tax expense were as follows:

                                                       years ended December 31,
(in thousands)                                   1999            1998          1997
------------------------------------------------------------------------------------
Current income tax expense (benefit)          $ (29,306)     $ 242,411     $ 115,373
Deferred income tax expense                     122,584       (137,992)      (14,104)
Investment tax credit amortization               (2,249)        (3,927)       (7,560)
------------------------------------------------------------------------------------
  Income taxes charged to operations             91,029        100,492        93,709
------------------------------------------------------------------------------------
Taxes on other income                           (22,465)       (17,853)      (11,254)
------------------------------------------------------------------------------------
     Total income tax expense                 $  68,564      $  82,639     $  82,455
====================================================================================

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

                                                                     1999       1998       1997
------------------------------------------------------------------------------------------------
Statutory tax rate                                                   35.0%      35.0%      35.0%
State income tax, net of federal income tax benefit                   4.3        4.6        4.5
Investment tax credit amortization                                  (10.1)      (6.2)      (3.3)
Other                                                                 0.8        1.0        0.1
-----------------------------------------------------------------------------------------------
  Effective tax rate                                                 30.0%      34.4%      36.3%
===============================================================================================

Income tax expense is reflected net of $20.8 million in 1999 and $10.9 million in 1998 of investment tax credits recognized as a result generation divestitures. Excluding these shareholders benefits, the effective tax rate would have been approximately 39% in each year.

Note D. Pensions and Other Postretirement Benefits

1.  Pensions

The changes in the benefit obligation and plan assets were as follows:

                                                                                       December 31,
(in thousands)                                                                       1999        1998
-------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation, beginning of the year                                        $497,988    $457,436
  Service cost                                                                       13,137      13,645
  Interest cost                                                                      31,658      31,981
  Plan participants' contributions                                                      170         214
  Plan amendments                                                                    (4,306)          -
  Actuarial (gain)/loss                                                             (51,648)     67,564
  Curtailment loss/(gain)                                                             8,156     (15,644)
  Special termination benefits                                                        8,158         665
  Settlement payments                                                               (92,484)    (16,246)
  Benefits paid                                                                     (18,922)    (41,627)
-------------------------------------------------------------------------------------------------------
    Benefit obligation, end of the year                                            $391,907    $497,988
=======================================================================================================

Change in plan assets:
  Fair value of plan assets, beginning of the year                                 $474,552    $401,182
  Actual return on plan assets                                                      114,724      44,589
  Employer contribution                                                              58,176      86,440
  Plan participants' contributions                                                      170         214
  Settlement payments                                                               (92,484)    (16,246)
  Benefits paid                                                                     (18,922)    (41,627)
-------------------------------------------------------------------------------------------------------
    Fair value of plan assets, end of the year                                     $536,216    $474,552
=======================================================================================================

The plans' funded status were as follows:

                                                                       December 31,
(in thousands)                                                      1999          1998
---------------------------------------------------------------------------------------
Funded status                                                    $ 144,309    $(23,436)
Unrecognized actuarial net (gain)/loss                             (32,465)     96,310
Unrecognized transition obligation                                   2,783       3,856
Unrecognized prior service cost                                      8,651      15,557
--------------------------------------------------------------------------------------
    Net amount recognized                                        $ 123,278    $ 92,287
======================================================================================

Amount recognized in the Consolidated Balance Sheets consisted of:
  Prepaid retirement cost                                                     $ 125,664    $ 94,049
  Accrued supplemental retirement liability                                      (8,072)     (9,856)
  Intangible asset                                                                5,686       8,094
---------------------------------------------------------------------------------------------------
    Net amount recognized                                                     $ 123,278    $ 92,287
===================================================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental retirement plan with accumulated benefit obligations in excess of plan assets were $10,325,000, $8,072,000 and $0, respectively, as of December 31, 1999, and $11,387,000, $9,856,000 and $0,
respectively, as of December 31, 1998.

Weighted average assumptions were as follows:

                                                              1999        1998        1997
-------------------------------------------------------------------------------------------
Discount rate at the end of the year                         8.00%       6.50%       7.25%
Expected return on plan assets for the year
 (net of investment expenses)                                9.00%       9.00%       9.00%

Rate of compensation increase at the end of
 the year                                                    4.00%       4.00%       4.25%

Components of net periodic benefit cost were as follows:

                                                                    years ended December 31,
(in thousands)                                                    1999        1998        1997
----------------------------------------------------------------------------------------------
  Service cost                                                $ 13,137    $ 13,645    $ 12,625
  Interest cost                                                 31,658      31,981      31,537
  Expected return on plan assets                               (41,295)    (39,140)    (31,250)
  Amortization of prior service cost                             1,610       1,847       1,827
  Amortization of transition obligation                            664         860         934
  Recognized actuarial loss                                      3,594         808       1,799
----------------------------------------------------------------------------------------------
    Net periodic benefit cost                                 $  9,368    $ 10,001    $ 17,472
==============================================================================================

Primarily as a result of the merger-related separation packages and nuclear divestiture, amounts recognized for curtailment, settlement and special termination benefit cots were $9,555,000, $930,000 and $8,158,000, respectively, for 1999. As a result of the nuclear divestiture, amounts recognized for curtailment and special termination benefit coasts were $2,705,000 and $665,000 respectively for 1998. The amounts resulting from the merger-related separation packages are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR. The amounts resulting from the nuclear divestiture are recoverable under the Boston Edison settlement agreement.

Boston Edison also provided defined contribution 401(k) plans for substantially all employees. Matching contributions included in the Consolidated Statements of Income amounted to $8 million in 1999, 1998 and 1997, respectively.

2.  Other Postretirement Benefits

The changes in the benefit obligation and plan assets were as follows:

                                                                                   December 31,
(in thousands)                                                                   1999        1998
-------------------------------------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation, beginning of the year                                   $258,756   $ 237,616
 Service cost                                                                   4,043       3,892
 Interest cost                                                                 17,848      16,895
 Plan participants' contributions                                                   0       1,178
 Plan amendments                                                              (12,271)          0
 Actuarial (gain)/loss                                                        (26,154)     27,845
 Curtailment loss/(gain)                                                        1,408     (14,665)
 Special termination benefits                                                       0          75
 Settlement payments                                                           (5,810)          0
 Benefits paid                                                                (16,405)    (14,080)
-------------------------------------------------------------------------------------------------
   Benefit obligation, end of the year                                       $221,415   $ 258,756
=================================================================================================

Change in plan assets:
 Fair value of plan assets, beginning of the year                            $113,818   $ 103,989
 Actual return on plan assets                                                  18,355      14,344
 Employer contribution                                                          9,880       8,387
 Plan participants' contributions                                                   0       1,178
 Settlement payments                                                           (5,810)          0
 Benefits paid                                                                (16,405)    (14,080)
-------------------------------------------------------------------------------------------------
   Fair value of plan assets, end of the year                                $119,838   $ 113,818
=================================================================================================

The plan's funded status and amount recognized in the Consolidated Balance Sheets were as follows:

                                                                                     December 31,
(in thousands)                                                                     1999        1998
---------------------------------------------------------------------------------------------------
Funded status                                                                 $(101,577)  $(144,938)
Unrecognized actuarial net (gain)/loss                                           (8,732)     24,922
Unrecognized transition obligation                                               73,016      88,814
Unrecognized prior service cost                                                 (20,363)     (9,827)
---------------------------------------------------------------------------------------------------
   Net amount recognized                                                      $ (57,656)  $ (41,029)
===================================================================================================

Weighted average assumptions were as follows:

                                                                                   1999        1998        1997
---------------------------------------------------------------------------------------------------------------
Discount rate at the end of the year                                               8.00%       6.50%       7.25%
Expected return on plan assets for the year                                        9.00%       9.00%       9.00%

For measurement purposes a 7.75% weighted annual rate of increase in per capita cost of covered medical claims was assumed for 2000. This rate is assumed to decrease gradually to 4.75% in 2010 and remain at that level thereafter. Dental claims and Medicare premiums are assumed to increase at a weighted annual rate of 4.5% and 3.1%, respectively.

A 1% change in the assumed health care cost trend rate would have the following effects:

                                                             One-Percentage-Point
(in thousands)                                              Increase        Decrease
                                                            --------        --------
Effect on total of service and interest cost
 components for 1999                                        $ 3,060         $ (2,478)
Effect on December 31, 1999 postretirement benefit
 obligation                                                 $24,902         $(24,021)

Components of net periodic benefit cost were as follows:

                                                                 years ended December 31,
(in thousands)                                                  1999       1998       1997
------------------------------------------------------------------------------------------
Service cost                                                $  4,043    $ 3,892   $  3,543
Interest cost                                                 17,848     16,895     17,006
Expected return on plan assets                               (10,107)    (8,563)    (6,421)
Amortization of prior service cost                              (683)      (942)    (1,017)
Amortization of transition obligation                          6,162      8,474      9,151
Recognized actuarial loss                                        957        662      1,003
------------------------------------------------------------------------------------------
  Net periodic benefit cost                                 $ 18,220    $20,418   $ 23,265
==========================================================================================

As a result of the merger-related separation packages and nuclear divestiture, amounts recognized for curtailment and settlement costs were $8,114,000 and $172,000, respectively, for 1999. As a result of the nuclear divestiture, amounts recognized for curtailment and special termination benefit costs were $21,187,000 and $79,000, respectively, for 1998. The amounts resulting from the merger-related separation packages are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR. The amounts resulting from the nuclear divestiture are recoverable under the Boston Edison settlement agreement.

Note E. Capital Stock

                                                            December 31,
(dollars in thousands, except per share amounts)         1999         1998
--------------------------------------------------------------------------
Common equity:
Common stock, par value $1 per share,
 100,000,000 shares authorized; 100
 shares issued and outstanding:                      $      -   $        -
Premium on common stock                               716,361      742,544
Retained earnings                                       1,462      297,347
--------------------------------------------------------------------------
     Total common equity                             $717,823   $1,039,891
==========================================================================

Upon the formation of the holding company in 1998, outstanding shares of Boston Edison Company were converted into shares of BEC Energy. In addition, 100 shares of Boston Edison Company common stock were issued to BEC Energy as part of this transaction.

The 1999 fourth quarter dividend paid to NSTAR constituted a return of capital resulting in a reduction of premium on common stock of $25 million.

Cumulative preferred stock:
Par value $100 per share, 2,890,000 shares
 authorized; issued and outstanding:
   Nonmandatory redeemable series:

                                Current Shares               Redemption
  Series                           Outstanding              Price/Share
----------------------------------------------------------------------------------------------------------------
  4.25%                                180,000                 $103.625            $18,000       $18,000
  4.78%                                250,000                 $102.800             25,000        25,000
----------------------------------------------------------------------------------------------------------------
    Total nonmandatory redeemable series                                           $43,000       $43,000
================================================================================================================

   Mandatory redeemable series:

                                Current Shares                Redemption
   Series                          Outstanding               Price/Share
----------------------------------------------------------------------------------------------------------------
    8.00%                              500,000                         -            50,000        50,000
   Less:  redemption and issuance costs                                               (721)         (960)
----------------------------------------------------------------------------------------------------------------
     Total mandatory redeemable series                                             $49,279       $49,040
================================================================================================================

Cumulative Mandatory Redeemable Preferred Stock

Boston Edison redeemed the remaining 360,000 shares of 7.27% sinking fund series cumulative preferred stock during 1998. The stock was subject to a mandatory sinking fund requirement of 20,000 shares each May at par plus accrued dividends. During 1998 and 1997 40,000 shares were redeemed. In addition, 320,000 shares were redeemed in 1998 at $101.94 per share.

Boston Edison is not able to redeem any part of the 500,000 shares of 8% series cumulative preferred stock prior to December 2001. The entire series is subject to mandatory redemption in December 2001 at $100 per share plus accrued dividends.

Note F. Indebtedness

                                                                  December 31,
(in thousands)                                                 1999        1998
-------------------------------------------------------------------------------
Long-term debt:

Debentures:
      6.800%, due February 2000                              65,000      65,000
      6.050%, due August 2000                               100,000     100,000
      6.800%, due March 2003                                150,000     150,000
      7.800%, due May 2010                                  125,000     125,000
      9.875%, due June 2020                                  34,035     100,000
      9.375%, due August 2021                                24,270     115,000
      8.250%, due September 2022                             60,000      60,000
      7.800%, due March 2023                                181,000     200,000
Sewage facility revenue bonds                                24,645      26,230
Massachusetts Industrial Finance Agency (MIFA) bonds:
      5.75%, due February 2014                               15,000      15,000
Transition Property Securitization Certificates:
      5.99%, due March 2003                                  80,981           0
      6.45%, due September 2005                             170,610           0
      6.62%, due March 2007                                 103,390           0
      6.91%, due September 2009                             170,876           0
      7.03%, due March 2012                                 171,624           0
-------------------------------------------------------------------------------
                                                          1,476,431     956,230
Amounts due within one year                                (216,589)       (667)
-------------------------------------------------------------------------------
       Total long-term debt                              $1,259,842    $955,563
-------------------------------------------------------------------------------

1.   Long-term Debt

The 9.875% debentures due 2020 are first redeemable in June 2000 at a redemption price of 104.483%, the 9.375% series due 2021 are first redeemable in August 2001 at 104.612%, the 8.25% series due 2022 are first redeemable in September 2002 at 103.780% and the 7.80% series due 2023 are first redeemable in March 2003 at 103.730%. No other series are redeemable prior to maturity. There is no sinking fund requirement for any series of debentures.

Sewage facility revenue bonds were issued by HEEC. The bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.6 million were made in 1999, 1998 and 1997. The weighted average interest rate of the bonds is 7.3%. A portion of the proceeds from the bonds is in reserve with the trustee. If HEEC should have insufficient funds to pay for extraordinary expenses, Boston Edison would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $1 million.

The 5.75% tax-exempt unsecured bonds due 2014 are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006.

The aggregate principal amounts of Boston Edison's long-term debt (including HEEC sinking fund requirements) due through 2004 are $166.6 million in 2000, $1.6 million in 2001 and 2002, $151.6 million in 2003 and $1.65 million in 2004.

In 1999, BEC Funding LLC, a wholly owned subsidiary of Boston Edison, issued notes in the principle amount of $725 million to the Trust in exchange for the net proceeds from the sale of $725 million of Rate Reduction certificates issued by the Trust on July 29, 1999.

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

Information regarding consolidated short-term borrowings is as follows:

(dollars in thousands)                           1999       1998       1997
---------------------------------------------------------------------------
Maximum short-term borrowings                $221,000   $219,000   $316,100
Weighted average amount outstanding          $  2,860   $ 51,483   $212,663
Weighted average interest rates excluding
 commitment fees                                 5.20%      5.81%      5.85%
---------------------------------------------------------------------------

Note G. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

Cash and cash equivalents:

The carrying amount of $118 million approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock

The fair values of these securities are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 1999, are as follows:

                                                          Carrying              Fair
(in thousands)                                              Amount             Value
------------------------------------------------------------------------------------
Mandatory redeemable cumulative preferred stock         $   49,279        $   52,250
Long-term unsecured debt                                $1,476,431        $1,500,340
------------------------------------------------------------------------------------

Note H. Segment and Related Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the disclosure of certain financial and descriptive information by operating segments. Boston Edison operates primarily as a regulated electric public utility for which separate segment information is not applicable.

Note I. Commitments and Contingencies

1.   Contractual Commitments

At December 31, 1999, Boston Edison had estimated contractual obligations for plant and equipment of approximately $102 million.

Boston Edison also has leases for certain facilities and equipment. The estimated minimum rental commitments under both transmission agreements and noncancellable leases for the years after 1999 are as follows:

(in thousands)
------------------------------------------------------
2000                                            18,119
2001                                            16,814
2002                                            15,151
2003                                            12,288
2004                                            11,566
Years thereafter                                84,172
------------------------------------------------------
       Total                                  $158,110
======================================================

The total of future minimum rental income to be received under noncancellable subleases related to the above leases is $5,729.

The total expense for both lease rentals and transmission agreements was $38.7 million in 1999, $29.4 million in 1998 and $27.5 million in 1997, net of capitalized expenses of $1.5 million in 1999, $1.3 million in 1998 and $1.2 million in 1997.

Boston Edison had previously entered into various take or pay and throughput agreements, primarily to supply the New Boston fossil generating station with natural gas. As part of the fossil divestiture agreement, Sithe Energies assumed these obligations. The total expense under these agreements was $47.1 million in 1997.

2.   Electric Company Investments

Boston Edison has an approximately 11% equity investment in two companies which own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant Boston Edison is required to guarantee, in addition to its own share, the total obligations of those participants who do not meet certain credit criteria. At December 31, 1999, Boston Edison's portion of these guarantees was $15.2 million.

Boston Edison has a 9.5% equity investment of approximately $2 million in Yankee Atomic Electric Company (Yankee Atomic). In 1992 the board of directors of Yankee Atomic voted to discontinue operations of the Yankee Atomic nuclear generating station permanently and decommission the facility.

Yankee Atomic received approval from the FERC to continue to collect its investment and decommissioning costs through 2000, the period of the plant's operating license. The estimate of Boston Edison's share of Yankee Atomic's investment and costs of decommissioning is approximately $3 million as of December 31, 1999. This estimate is recorded on the accompanying Consolidated Balance Sheet as a power contract liability and an offsetting regulatory asset.

Boston Edison also has a 9.5% equity investment in Connecticut Yankee Atomic Power Company (CYAPC) of approximately $10 million. In December 1996, the board of directors of CYAPC, which owns and operates the Connecticut Yankee nuclear electric generating unit (Connecticut Yankee), unanimously voted to retire the unit.

Boston Edison's share of Connecticut Yankee's remaining investment and estimated costs of decommissioning is approximately $42 million as of December 31, 1999. This estimate is recorded on the accompanying Consolidated Balance Sheet as a power contract liability and an offsetting regulatory asset similar to Yankee Atomic.

In December 1996, CYAPC filed for rate relief at the FERC seeking to recover certain post-operating costs, including decommissioning. In August 1998, the FERC Administrative Law Judge (ALJ) released an initial decision regarding CYAPC's filing. This decision called for the disallowance of the common equity return on the CYAPC investment subsequent to the shutdown. The decision also stated that decommissioning collections should continue to be based on a previously approved estimate, with an adjustment for inflation, until a more reliable estimate is developed. In October 1998, both CYAPC and Northeast Utilities, a 49% equity investor in CYAPC, filed briefs on exceptions to the ALJ decision. The case is still pending before the FERC. If the initial decision is upheld by the FERC, CYAPC could be required to write off a portion of its investment in the generating unit and refund a portion of the previously collected return on investment to rate payers. Management is currently unable to determine the ultimate outcome of this proceeding. However, the estimate of the effect of the ALJ's initial decision does not have a material impact on its consolidated financial position or results of operations.

4.   Hazardous Waste

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were previously spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also faces possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites.
Approximately $6 million is included in the December 31, 1999 Consolidated Balance Sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

5.   Generating Unit Performance Program

Boston Edison's generating unit performance program ceased March 1, 1998.
Under this program the recovery of incremental purchased power costs resulting from generating unit outages occurring through the retail access date is subject to review by the DTE. However, proceedings relative to generating unit performance remain pending before the DTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit which is discussed in item 2. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

6.   Legal Proceedings

Industry and corporate restructuring legal proceedings

The MDTE order approving the Boston Edison settlement restructuring agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court
(SJC). One settlement agreement appeal remains pending; however, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, Boston Edison has been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of is proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed in the first half of 1999.

Management is currently unable to determine the outcome of these proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claims that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts Electric Restructuring Act. Boston Edison and the town settled the suit and agreed on a 15-year $141 million property tax package in March 1999. Payments in each of the first four years are approximately $15 million after which payments gradually decline. All payments under this agreement will be recovered from customers through the transition charge.

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

Note K. Long-Term Power Contracts

1.   Long-Term Contracts for the Purchase of Electricity

Boston Edison entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities, Inc. In return, Select will provide full energy service requirements to Boston Edison, including NEPOOL capability responsibilities, at FERC approved tariff rates through June 30, 2000.

Information relating to the contracts as of December 31, 1999 is as follows:

                                                  proportionate share (in thousands)
                                                 -----------------------------------
                                     Units of                  Capacity Charge
                      Contract       Capacity          1999         Obligation
                    Expiration      Purchased      Capacity             Through        1999
                                  -----------
Generating Unit           Date       %     MW          Cost     Expiration Date        Cost
-------------------------------------------------------------------------------------------
Canal Unit 1              2002    25.0    141      $  9,523          $   26,891   $  27,757
Mass. Bay Trans-
portation
Authority - 1             2005   100.0     34           674   -           4,039         999
Ocean State Power -
Unit 1                    2010    23.5     72        15,637             211,511      19,015
Ocean State Power -
Unit 2                    2011    23.5     72        15,803             223,602      19,255
Northeast Energy
Associates                  (a)     (a)   219             -                   -     126,472
Enetergy (Pilgrim)        2004    78.0    673            (b)                 (b)     69,407
MassPower                 2013    44.3    117        39,806             710,696      51,943
Mass. Bay Transportation
 Authority - 2            2019   100.0     34           355              41,732         687
-------------------------------------------------------------------------------------------
       Total                                       $ 81,798          $1,218,471   $ 315,535
===========================================================================================

(a) Boston Edison purchases 75.5% of the energy output of this unit under two contracts. One contract represents 135MW and expires in the year 2015. The other contract is for 84MW and expires in 2010. Energy is paid for based on a price per kWh actually received. Boston Edison does not pay a proportionate share of the unit's capital and fixed operating costs.

(b) Boston Edison pays for this energy based on a price per kWh Actually received. Boston Edison does not pay a proportionate share of the units capital and fixed operating costs.

Boston Edison's total fixed and variable costs associated with these contracts in 1999, 1998 and 1997 were approximately $315 million, $239 million and $265 million, respectively. Boston Edison's minimum fixed payments under these contracts for the years after 1999 are as follows:

(in thousands)
------------------------------------------------------
1999                                        $   87,430
2000                                            91,336
2001                                            90,654
2002                                            85,342
2003                                            85,117
Years thereafter                               778,602
------------------------------------------------------
       Total                                $1,218,481
======================================================


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

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this Form 10-K:

1.  Financial Statements:
                                                                    Page
                                                                    ----
Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                      20

Consolidated Statements of Retained Earnings for the
years ended December 31, 1999, 1998 and 1997                          20

Consolidated Balance Sheets as of December 31, 1999 and 1998          21

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 1998 and 1997                                22

Notes to Consolidated Financial Statements                            23

Report of Independent Accountants                                     19

2.  Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts -
Years Ended December 31, 1999, 1998 and 1997.                         46

3.  Exhibits:

Refer to the exhibits listing beginning on the following page.

(b) Reports on Form 8-K
     None

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
             Energies, Inc. Purchase and Sale                    Form 10-Q
             and Transition Agreements dated                     for the
             December 10, 1997                                   quarter ended
                                                                 March 31, 1998


    10.11    Boston Edison Company Directors'
             Deferred Fee Plan Restatement
             effective October 1, 1998


    10.12    Boston Edison Company and Entergy
             Nuclear Generation Company Purchase
             and Sale Agreement dated November 18,
             1998


Exhibit 12   Statement re Computation of Ratios
----------   ----------------------------------

Filed herewith:

     12.1    Computation of Ratio of Earnings
             to Fixed Charges for the Year
             Ended December 31, 1999


     12.2    Computation of Ratio of Earnings
             to Fixed Charges and Preferred Stock
             Dividend Requirements for the Year
             Ended December 31, 1999


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

                                                                     SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                            (Dollars in Thousands)


                          Balance at          Provisions                     Deductions          Balance
                          Beginning           Charged to                      Accounts           at End
Description               of Year             Operations     Recoveries      Written Off         of Year
-------------             -------             ----------     ----------      -----------         -------
                                  Year Ended December 31, 1999
                                  ----------------------------
Allowance for
     Doubtful Accounts     $ 9,066               $21,874        $4,356         $16,696             $18,600

                                  Year Ended December 31, 1998
                                  ----------------------------

Allowance for
     Doubtful Accounts     $10,228               $ 9,555        $4,242         $14,959             $ 9,066

                                  Year Ended December 31, 1997
                                  ----------------------------

Allowance for
     Doubtful Accounts     $ 2,000               $24,884        $3,593         $20,249             $10,228

FORM 10-K                                                   DECEMBER 31, 1999
---------                                                   -----------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BOSTON EDISON COMPANY
                                              ------------------------
                                                    (Registrant)

                                          By: THOMAS J. MAY
                                              ------------------------
                                              Thomas J. May,
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ THOMAS J. MAY                                March 30, 2000
---------------------------------------
Thomas J. May,
Chairman of the Board and
Chief Executive Officer

/s/ R.D. WRIGHT                                  March 30, 2000
---------------------------------------
R. D. Wright
President and Chief Operating Officer

Principal Financial Officer:

/s/ ROBERT J. WEAFER, JR                         March 30, 2000
---------------------------------------
Robert J. Weafer, Jr.
Vice President and Treasurer


A majority of the Board of Directors:

/s/ THOMAS J. MAY                                March 30, 2000
-----------------------------
Thomas J. May, Director

/s/ R. D. WRIGHT                                 March 30, 2000
-----------------------------
Russell D. Wright, Director

/s/ JAMES J. JUDGE                               March 30, 2000
-----------------------------
James J. Judge, Director