Form 10-Q
period 2000-03-31
BOSTON EDISON CO
filed 2000-05-15
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


    [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

                                      or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________


                         Commission file number 1-2301

                             BOSTON EDISON COMPANY
            ------------------------------------------------------
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

    Yes     x    No
         ------     ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                        Outstanding at May 15, 2000
    -----                                        ---------------------------
    Common Stock, $1 par value                   100 shares

    The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
------------------------------
Item 1.  Financial Statements
-----------------------------

                             Boston Edison Company
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                                (in thousands)



                                                Three Months Ended March 31,
                                                         2000       1999
                                                     --------   --------
Operating revenues                                   $376,443   $371,195

Operating expenses:
  Fuel and purchased power                            194,579    153,188
  Operations and maintenance                           56,360     77,415
  Depreciation and amortization                        41,534     47,404
  Demand side management and renewable energy
   programs                                            13,681     13,268
  Taxes - property and other                           16,765     20,507
  Income taxes                                         11,493     14,956
                                                     --------    -------
    Total operating expenses                          334,412    326,738
                                                     --------    -------
Operating income                                       42,031     44,457

Other income (expense), net                               815        609
                                                     --------    -------
Operating and other income                             42,846     45,066
                                                     --------    -------
Interest charges:
  Long-term debt                                       14,325     19,458
  Transition property securitization
   certificates                                        11,946          -
  Other                                                   682      1,197
  Allowance for borrowed funds used during
   construction                                          (597)      (446)
                                                     --------    -------
    Total interest charges                             26,356     20,209
                                                     --------    -------
Net income                                           $ 16,490   $ 24,857
                                                     ========   ========


            Condensed Consolidated Statements of Retained Earnings
                                  (Unaudited)
                                (in thousands)

                                                  Three Months Ended March 31,
                                                         2000       1999
                                                     --------   --------
Balance at the beginning of the period               $  1,462   $297,347
  Net income                                           16,490     24,857
Dividends declared:
  Dividends to Parent                                 (15,000)   (25,000)
  Preferred stock                                      (1,490)    (1,490)
                                                     --------    -------
    Subtotal                                            1,462    295,714
                                                     --------    -------
Provision for preferred stock redemption and
 issuance costs                                           (60)       (59)
                                                     --------    -------
Balance at the end of the period                     $  1,402   $295,655
                                                     ========   ========

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                             (Unaudited)
                                              March 31,   December 31,
                                                   2000           1999
                                              ---------   ------------
Assets
------
Utility plant in service, at original cost    $2,408,089    $2,397,287
  Less: accumulated depreciation                 866,572       848,544
                                              ----------    ----------
                                               1,541,517     1,548,743
Construction work in progress                     66,343        53,647
                                              ----------    ----------
   Net utility plant                           1,607,860     1,602,390

Equity investments                                20,055        19,880
Other investments                                 10,706        10,939

Current assets:
  Cash and cash equivalents                        2,195       117,537
  Restricted cash                                  3,625         3,625
  Accounts receivable                            331,493       322,168
  Accrued unbilled revenues                       12,881        16,138
  Materials and supplies, at average cost         17,408        16,226
  Prepaid expenses and other                     223,301       177,722
                                              ----------    ----------
   Total current assets                          590,903       653,416
                                              ----------    ----------
Regulatory assets                                920,004       918,243

Other deferred debits                             39,652        38,133
                                              ----------    ----------
   Total assets                               $3,189,180    $3,243,001
                                              ==========    ==========





The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                (Unaudited)
                                                 March 31,   December 31,
                                                      2000           1999
                                                 ----------  ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common stock, par value $1 per share
   (100 shares issued and outstanding)           $        -    $        -
  Premium on common stock                           702,526       716,361
  Retained earnings                                   1,402         1,462
                                                 ----------    ----------
   Total common equity                              703,928       717,823
                                                 ----------    ----------
Cumulative preferred stock:
  Nonmandatory redeemable series                     43,000        43,000
  Mandatory redeemable series                        49,339        49,279
                                                 ----------    ----------
   Total preferred stock                             92,339        92,279
                                                 ----------    ----------

Long-term debt                                      613,238       613,283
Transition property securitization
   certificates                                     616,500       646,559
                                                 ----------    ----------
    Total long-term debt                          1,229,738     1,259,842

   Total capitalization                           2,026,005     2,069,944
                                                 ----------    ----------
Current liabilities:
  Transition property securitization
   certificates, due within one year                 58,821        50,922
  Long-term debt due within one year                100,267       165,667
  Notes payable                                      56,000             -
  Accounts payable                                  113,236       103,640
  Accrued interest                                    2,363        15,460
  Dividends payable                                     993           993
  Other                                             217,408       218,224
                                                 ----------    ----------
   Total current liabilities                        549,088       554,906
                                                 ----------    ----------
Deferred credits:
  Accumulated deferred income taxes                 484,608       484,629
  Accumulated deferred investment tax credits        20,807        21,336
  Power contracts                                    43,223        45,123
  Other                                              65,449        67,063
                                                 ----------    ----------
   Total deferred credits                           614,087       618,151

Commitments and contingencies                    __________    __________

   Total capitalization and liabilities          $3,189,180    $3,243,001
                                                 ==========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

                             Boston Edison Company
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                               Three Months Ended March 31,
                                                  2000              1999
                                                  ----              ----
Operating activities:
Net income                                      $  16,490         $ 24,857
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                     41,534           53,757
 Deferred income taxes and investment
  tax credits                                       8,033           (2,900)
 Allowance for borrowed funds used during
  construction                                       (597)            (446)
Net changes in:
 Accounts receivable and accrued
  unbilled revenues                                (6,068)             (14)
 Materials and supplies                            (1,182)          (4,899)
 Accounts payable                                   9,596           (5,947)
 Other current assets and liabilities             (68,077)          (1,757)
 Other, net                                       (38,597)           6,814
                                                ---------         --------
Net cash (used in) provided
 by operating activities                          (38,868)          69,465
                                                ---------         --------

Investing activities:
Plant expenditures (excluding AFUDC)              (16,353)         (20,758)
Nuclear fuel expenditures                             --           (14,160)
  Investments                                          58           (4,539)
                                                ---------         --------
Net cash used in investing activities             (16,295)         (39,457)
                                                ---------         --------

Financing activities:
Long-term debt redemptions                        (65,400)             --
Transition property securitization
  certificates redemptions                        (22,154)             --
Net change in notes payable                        56,000              --
  Dividends paid                                  (25,000)         (26,490)
                                                ---------         --------
Net cash used in financing activities             (56,554)         (26,490)
                                                ---------         --------
Net increase in cash and cash equivalents        (111,717)           3,518
Cash and cash equivalents at beginning of year    117,537           92,563
                                                ---------         --------
Cash and cash equivalents at end of period      $   5,820         $ 96,081
                                                =========         ========

Supplemental disclosures of cash flow
 information:
Cash paid (refunded) during the period for:
   Interest, net of amounts capitalized         $  26,975         $ 27,776
                                                =========         ========
   Income taxes                                 $ (10,536)        $      -
                                                =========         ========



The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

A)  Merger of BEC Energy and Commonwealth Energy System
    ---------------------------------------------------

On August 25, 1999, Boston Edison Company's parent, BEC Energy (BEC), and Commonwealth Energy System (COM/Energy) completed a merger to create a new holding company, NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to other utilities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's non-utility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

B)  Basis of Presentation
    ---------------------

The merger of BEC and COM/Energy was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Goodwill amounted to approximately $486 million while the original estimate of costs to achieve the merger was $111 million. Goodwill is being amortized over 40 years and will amount to approximately $12.2 million annually while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. The ultimate amortization of the cost to achieve will reflect the total actual costs.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison 1999 Form 10-K. The financial information presented as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 1999 has been derived from the audited financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three-month periods ended March 31, 2000 and 1999 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

C)  Securitization
    --------------

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act (the Restructuring Act) and authorized by the MDTE. These certificates are non-recourse to Boston Edison. Principal redemptions will occur on a semi-annual basis over the life of the certificates.

D)  Contingencies
    -------------

1.   Environmental Matters

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, companies are required to clean-up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of clean-up technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to face possible liability as a potentially responsible party (PRP) in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison currently expects to have only a small percentage of the total potential liability for these sites. Approximately $6 million is included in the March 31, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on preliminary assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position.

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

2. Generating Unit Performance Program

Boston Edison's generating unit performance program ceased March 1, 1998. Under this program, the recovery of incremental purchased power costs resulting from Boston Edison's generating unit outages and outages at units in which it had entitlements was subject to review by the MDTE. Proceedings relative to generating unit performance remain pending before the MDTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit. Boston Edison is a 9.5% equity investor in Connecticut Yankee Atomic Power Company and was a power purchaser from the generating unit. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

3. Industry and Corporate Restructuring Legal Proceedings

In July, 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four interveners and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

The MDTE order approving the Boston Edison electric industry restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, Boston Edison has been named as a defendant in a class action suit seeking to declare certain provisions of the Restructuring Act unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

4. Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of Boston Edison Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. The hearing was completed during the first quarter of 1999. An MDTE ruling is expected in the later part of 2000.

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

E)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2000 and the actual effective income tax rate for the year ended December 31, 1999.


                                                          2000   1999
                                                          ----   ----
Statutory tax rate                                        35.0%  35.0%
State income tax, net of federal income
 tax benefit                                               4.4    4.3
Investment tax credit amortization                        (1.9) (10.1)
Other                                                      3.6    0.8
                                                          ----   ----
  Effective tax rate                                      41.1%  30.0%
                                                          ----   ----

Item 2.  Management's Discussion and Analysis
---------------------------------------------

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

Merger of BEC Energy and Commonwealth Energy System

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy, including Boston Edison, that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the Retail Electric Rates section of this discussion for more information.

In July, 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four interveners and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

Generating Assets Divestiture

To complete its divestiture of generating assets, Boston Edison sold Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to Entergy. Entergy, by the contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in generation-related regulatory assets on the accompanying Condensed Consolidated Balance Sheets as such amounts are collected from customers.

Securitization of Boston Edison's Transition Charge

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Retail Electric Rates

As a result of the Restructuring Act, Boston Edison currently provides its standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

The Restructuring Act requires regulated utilities to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier. This is referred to as "standard offer service." Standard offer service will be available to customers through 2004 at prices approved by the MDTE. Boston Edison is currently evaluating proposals from a number of competitive energy providers to assume full responsibility for providing customers with standard offer service through 2004. The cost of providing standard offer service, which includes purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Boston Edison electric service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service." The price of default service is intended to reflect the average competitive market price for power.

Under the restructuring settlement agreement, Boston Edison's distribution business is subject to a minimum and maximum return on average common equity
(ROE). The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, it is required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. This rate mechanism expires on December 31, 2000. The cost of providing transmission service to all Boston Edison's distribution customers is recovered on a fully reconciling basis.

Boston Edison filed proposed adjustments to its standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments to be effective January 1, 2000. The MDTE continues to examine Boston Edison's cost recovery mechanisms.

Results of Operations - Three Months Ended March 31, 2000 vs. Three Months
--------------------------------------------------------------------------
Ended March 31, 1999
--------------------

Net income was $16.5 million for the three months ended March 31, 2000 compared to $24.9 million for the same period in 1999, a 33.7% decrease as described below.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note A to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 1.4% during the first quarter of 2000 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $ 22,653
Wholesale revenues                             (15,384)
Other revenues                                  (2,021)
------------------------------------------------------
  Increase in operating revenues              $  5,248
======================================================

Retail revenues were $342.6 million in 2000 compared to $320.0 million in 1999, an increase of $22.6 million or 7%. This change reflects a 6.5% increase in retail kilowatt-hour (kWh) electric sales. The increase in retail kWh sales is the result of a strong local economy and colder winter weather than was experienced in 1999. In addition, Boston Edison increased its standard offer rate in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $18.2 million in 2000 compared to $33.6 million in 1999, a decrease of $15.4 million or 46%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim station in July 1999.

Other revenues were $15.6 million in 2000 compared to $17.6 million in 1999, a decrease of $2.0 million.

Operating expenses

Fuel and purchased power expense was $194.6 million in 2000 compared to $153.2 million in 1999, an increase of $41.4 million or 27%. Purchased power expense increased $50 million reflecting the increase in purchased power due to the sale of Pilgrim in 1999. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses in the year 2000 reflects an increase of $11 million in 2000 and $8.7 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Fuel expense related to Pilgrim decreased $6.5 million due to the sale of the plant in July 1999.

Operations and maintenance expense was $56.4 million in 2000 compared to $77.4 million in 1999, a decrease of $21.0 million or 27%. The change primarily reflects a decrease of nuclear power production expenses due to the sale of the Pilgrim plant in July 1999.

Depreciation and amortization expense was $41.5 million in 2000 compared to $47.4 million in 1999, a decrease of $5.9 million or 12.4%. This decrease primarily reflects the nuclear divestiture in July 1999. This decrease was partially offset by $2 million from the amortization of costs to achieve related to the merger and $3 million from an affiliated company charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999.

Demand side management (DSM) and renewable energy programs expense was $13.7 million in 2000 compared to $13.3 million in 1999, an increase of $0.4 million or 3%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $16.8 million in 2000 compared to $20.5 million in 1999, a decrease of $3.7 million or 18%. The decrease reflects lower municipal property taxes resulting from the divestiture of Pilgrim.

Income taxes from operations were $11.5 million in 2000 compared to $15.0 million in 1999, a decrease of $3.5 million or 23%. This decrease reflects lower pretax operating income in 2000.

Other income, net

Other income, net of tax was $0.8 million in 2000 compared to $0.6 million in 1999, a net increase of $0.2 million. This change reflects increases in nonutility revenues.

Interest charges

Interest on long-term debt and transition property securitization certificates was $26.3 million in 2000 compared to $19.5 million in 1999, an increase of

$6.8 million or 35%. The increase reflects approximately $12 million related to securitization. This increase is partially offset by a reduction of approximately $5 million due to the following retirements: $19 million of 7.8% debentures, $66 million of 9.875% debentures and $91 million of 9.375% debentures during the third quarter of 1999, and $65 million of 6.8% debentures during the first quarter on 2000.

Electric Revenues
-----------------

Retail kWh sales increased 6.5% in 2000. The increase in retail kWh was primarily due to the continued strong economic conditions along with a colder winter weather than in 1999. The increase in residential and commercial sales reflect consumer confidence, a robust housing market and continued improvements in economic conditions.

Liquidity
---------

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks that serve as back up to Boston Edison's $200 million commercial paper program. Boston Edison had $56 million short-term debt outstanding as of March 31, 2000.

In July 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary (SPS) of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates to the public. The certificates held by BEC Funding are secured by a portion of the transition charge assessed to Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. The certificates were issued in five separate classes with variable payment periods ranging from approximately one to ten years bearing fixed interest rates ranging from 5.99% to 7.03%. The certificates are non-recourse to Boston Edison. Net proceeds ($719 million received by Boston Edison from BEC Funding) were utilized to finance a portion of the stranded costs that are being collected from customers under Boston Edison's restructuring settlement agreement. Boston Edison will collect a portion of the transition charge on behalf of BEC Funding and remit the proceeds to the SPS. Boston Edison used a portion of the proceeds received from the financing to fund a portion of the nuclear decommissioning fund transferred to Entergy Nuclear Generating Company as part of the sale of the Pilgrim generating station. Boston Edison used the remaining proceeds to reduce its capitalization and for general corporate purposes.

Boston Edison's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its equity and capital resources are sufficient to meet its current and projected requirements.

New Accounting Principles

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

Boston Edison will adopt SFAS 133 as of January 1, 2001. The impact of adoption cannot be currently estimated and will be dependent upon the value, nature and purpose of the derivative instruments held, if any, as of January 1, 2001.

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

The preceding sections include certain forward-looking statements about operating results, environmental and legal issues.

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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

  Twelve months ended March 31, 2000:
  ----------------------------------

  Ratio of earnings to fixed charges                         2.86

  Ratio of earnings to fixed charges and preferred
  stock dividend requirements                                2.66

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

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

           12.1 - Computation of ratio of earnings to fixed charges for the twelve months ended March 31, 2000

           12.2 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended March 31, 2000

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

  b)  No Form 8-K was filed during the first quarter of 2000.

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









                                          BOSTON EDISON COMPANY
                                          ---------------------
                                               (Registrant)



Date:  May 15, 2000                   /s/ Robert J. Weafer, Jr.
                                      -------------------------
                                          Robert J. Weafer, Jr.
                                          Vice President,
                                          Controller and Chief
                                          Accounting Officer