Form 10-Q
period 2000-06-30
BOSTON EDISON CO
filed 2000-08-14
CIK 13372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                                       or

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

Yes   [X]     No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at August 14, 2000
         -----                                 ------------------------------
Common Stock, $1 par value                              100 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information

Item 1.  Financial Statements



                             Boston Edison Company
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                                (in thousands)

                                                           Three Months                 Six Months
                                                          Ended June 30,              Ended June 30,
                                                          --------------             ---------------
                                                       2000             1999       2000             1999
                                                   --------         --------   --------         --------
Operating revenues                                 $399,292         $379,144   $775,735         $750,339
                                                   --------         --------   --------         --------
Operating expenses:
  Fuel and purchased power                          206,805          144,510    401,384          297,697
  Operations and maintenance                         53,807           69,229    110,167          146,644
  Depreciation and amortization                      41,093           47,561     82,627           94,965
  Demand side management and
    renewable energy programs                        13,716           13,433     27,397           26,701
  Taxes - property and other                         13,857           19,439     30,622           39,947
  Income taxes                                       18,188           25,421     29,681           40,377
                                                   --------         --------   --------         --------
    Total operating expenses                        347,466          319,593    681,878          646,331
                                                   --------         --------   --------         --------

Operating income                                     51,826           59,551     93,857          104,008
Other income, net                                     2,686            1,265      3,501            1,874
                                                   --------         --------   --------         --------
Operating and other income                           54,512           60,816     97,358          105,882
                                                   --------         --------   --------         --------
Interest charges:
  Long term debt                                     13,352           19,444     27,677           38,901
  Transition property securitization
   certificates                                      11,456                -     23,402                -
  Other                                                 237              668        919            1,864
  Allowance for borrowed funds used during
   construction                                        (851)            (474)    (1,448)            (919)
                                                   --------         --------   --------         --------
      Total interest charges                         24,194           19,638     50,550           39,846
                                                   --------         --------   --------         --------

Net income                                         $ 30,318         $ 41,178   $ 46,808         $ 66,036
                                                   ========         ========   ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

            Condensed Consolidated Statements of Retained Earnings
                                  (Unaudited)
                                (in thousands)

                                                                Three Months                 Six Months
                                                                Ended June 30,              Ended June 30,
                                                           -------------------------   -------------------------
                                                             2000             1999       2000             1999
                                                           --------         --------   --------         --------
Balance at the beginning of the period                     $  1,402         $295,655   $  1,462         $297,347
  Net income                                                 30,318           41,178     46,808           66,036
Dividends declared:
  Dividends transferred from Paid in
    Capital (Note B)                                        224,201                -    224,201                -
  Dividends to Parent                                                        (25,000)   (15,000)         (50,000)
  Preferred stock                                            (1,490)          (1,490)    (2,980)          (2,980)
                                                           --------         --------   --------         --------
    Subtotal                                                254,431          310,343    254,491          310,403
                                                           --------         --------   --------         --------
Provision for preferred stock   redemption and issuance
 costs                                                          (60)            (128)      (120)            (188)
                                                           --------         --------   --------         --------
Balance at the end of the period                           $254,371         $310,215   $254,371         $310,215
                                                           ========         ========   ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Boston Edison Company
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)

                                                                                   June 30,            December 31,
                                                                                       2000                    1999
                                                                                 ----------              ----------
Assets
------
Utility plant in service, at original cost                                       $2,530,159              $2,494,720
  Less: accumulated depreciation                                                    883,603                 848,544
                                                                                 ----------              ----------
                                                                                  1,646,556               1,646,176
Construction work in progress                                                        68,686                  53,647
                                                                                 ----------              ----------
  Net utility plant                                                               1,715,242               1,699,823

Equity investments                                                                   19,966                  19,880
Other investments                                                                    11,423                  10,939

Current assets:
  Cash and cash equivalents                                                           6,688                 117,537
  Restricted cash                                                                     3,625                   3,625
  Accounts receivable:
    Customers                                                                       228,473                 237,841
    Affiliates                                                                       95,861                  84,327
  Accrued unbilled revenues                                                          26,651                  16,138
  Materials and supplies, at average cost                                            17,066                  16,226
  Prepaid expenses and other                                                        171,866                 177,722
                                                                                 ----------              ----------
    Total current assets                                                            550,230                 653,416
                                                                                 ----------              ----------

Regulatory assets                                                                   829,351                 820,810

Other deferred debits                                                                99,796                  38,133
                                                                                 ----------              ----------

  Total assets                                                                   $3,226,008              $3,243,001
                                                                                 ==========              ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             Boston Edison Company
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)

                                                                                   June 30,            December 31,
                                                                                       2000                    1999
                                                                                 ----------              ----------
Capitalization and Liabilities
------------------------------
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and outstanding)                                          $        -              $        -
  Premium on common stock                                                           475,700                 716,361
  Retained earnings                                                                 254,371                   1,462
                                                                                 ----------              ----------
    Total common equity                                                             730,071                 717,823
                                                                                 ----------              ----------
Cumulative preferred stock:
  Nonmandatory redeemable series                                                     43,000                  43,000
  Mandatory redeemable series                                                        49,399                  49,279
                                                                                 ----------              ----------
    Total preferred stock                                                            92,399                  92,279
                                                                                 ----------              ----------
Long-term debt                                                                      577,779                 613,283
Transition property securitization
  certificates                                                                      616,500                 646,559
                                                                                 ----------              ----------
    Total long-term debt                                                          1,194,279               1,259,842

  Total capitalization                                                            2,016,749               2,069,944
                                                                                 ----------              ----------
Current liabilities:
  Transition property securitization certificates due within
   one year                                                                          31,961                  50,922
  Long-term debt due within one year                                                101,467                 165,667
  Notes payable                                                                      61,500                       -
  Accounts payable:
    Affiliates                                                                       37,125                   3,902
    Other                                                                           118,728                  99,738
  Accrued interest                                                                   13,477                  15,460
  Dividends payable                                                                   2,345                     993
  Other                                                                             208,602                 218,224
                                                                                 ----------              ----------
    Total current liabilities                                                       575,205                 554,906
                                                                                 ----------              ----------

Deferred credits:
  Accumulated deferred income taxes                                                 506,395                 484,629
  Accumulated deferred investment tax credits                                        20,276                  21,336
  Power contracts                                                                    40,523                  45,123
  Other                                                                              66,860                  67,063
                                                                                 ----------              ----------
    Total deferred credits                                                          634,054                 618,151
                                                                                 ----------              ----------
Commitments and contingencies

    Total capitalization and liabilities                                         $3,226,008              $3,243,001
                                                                                 ==========              ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Boston Edison Company
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                   Six Months Ended June 30,
                                                                                     2000             1999
                                                                                   ---------         --------
Operating activities:
  Net income                                                                       $  46,808         $ 66,036
  Adjustments to reconcile net income to net cash provided by operation activities:
      Depreciation and amortization                                                   82,627          102,256
      Deferred income taxes and investment tax credits                                20,706           (7,526)
      Allowance for borrowed funds used during construction                           (1,448)            (919)
      Power contract buyout                                                                -          (65,780)
  Net changes in working capital                                                      34,297           62,408
  Other, net                                                                        (117,691)         (87,051)
                                                                                   ---------         --------
Net cash provided by operating activities                                             65,299           69,424
                                                                                   ---------         --------
Investing activities:
  Plant expenditures (excluding AFUDC)                                               (45,800)         (55,549)
  Nuclear fuel expenditures                                                                -          (15,751)
  Investments                                                                           (570)          (7,610)
                                                                                   ---------         --------
Net cash used in investing activities                                                (46,370)         (78,910)
                                                                                   ---------         --------
Financing activities:
  Long-term debt redemptions                                                        (100,785)          (9,000)
  Transition property securitization certificates redemptions                        (62,513)               -
  Net change in notes payable                                                         61,500                -
  Dividends paid                                                                     (27,980)         (52,980)
                                                                                   ---------         --------
Net cash used in financing activities                                               (129,778)         (61,980)
                                                                                   ---------         --------
Net decrease in cash and cash equivalents                                           (110,849)         (71,466)
Cash and cash equivalents at beginning of year                                       117,537           92,563
                                                                                   ---------         --------
Cash and cash equivalents at end of period                                         $   6,688         $ 21,097
                                                                                   =========         ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, net of amounts capitalized                                             $  50,671         $ 38,596
                                                                                   =========         ========
  Income taxes                                                                     $   3,922         $     87
                                                                                   =========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Boston Edison 1999 Annual Report on Form 10-K.

A)  Merger of BEC Energy and Commonwealth Energy System

On August 25, 1999, Boston Edison Company's parent, BEC Energy (BEC), and Commonwealth Energy System (COM/Energy) completed a merger to create NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to other utilities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's non-utility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

B)  Basis of Presentation

The merger of BEC and COM/Energy was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Goodwill amounted to approximately $486 million while the original estimate of costs to achieve the merger was $111 million. Goodwill is being amortized by NSTAR over 40 years and will amount to approximately $12.2 million annually while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. The ultimate amortization of the cost to achieve will reflect the total actual costs. The results of operations of Boston Edison for the three and six month periods ended June 30, 2000 reflect $2.0 million and $4.0 million of goodwill amortization and $1.8 million and $3.6 million of cost to achieve amortization. Goodwill amortization represents an intercompany charge from the former COM/Energy subsidiaries and reflects the regulatory treatment of goodwill.

The financial information presented as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 1999 has been derived from the audited financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended June 30, 2000 and 1999 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

The Company's Board of Directors has recently determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which was paid out of retained earnings to its sole shareholder (parent company), was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.

C)  Securitization

On July 27, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act (the Restructuring Act) and authorized by the Massachusetts Department of Telecommunications and Energy
(MDTE). These certificates are non-recourse to Boston Edison. Principal redemptions will occur on a semi-annual basis over the life of the certificates. Furthermore, the Company is required to transfer funds collected, on a daily basis, to its trustee and are held in escrow. These funds are used to meet BEC Funding's semi-annual principal and interest payments.

D)  Contingencies

1.  Environmental Matters

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, companies are required to clean-up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of clean-up technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to face possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison currently expects to have only a small percentage of the total potential liability for these sites. Approximately $7 million is included in the June 30, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on preliminary assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated cash flows or financial position.

Public concern continues regarding electro magnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. Boston Edison continues to support research into the subject and participates in the funding of industry-sponsored studies. It is aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. It has addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons; however, to date it has not been significantly affected by these developments. Boston Edison continues to monitor all aspects of the EMF issue.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs.

Boston Edison is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of Boston Edison's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on Boston Edison's financial position, cash flows or results of operations for a reporting period.

2.  Generating Unit Performance Programs

The MDTE's generating unit performance programs ceased March 1, 1998. Under these programs, the recovery of incremental purchased power costs resulting from Boston Edison's generating unit outages occurring through the retail access date was subject to review by the MDTE. Proceedings relative to generating unit performance, including the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit, were approved by the MDTE on August 1, 2000. The approved MDTE settlement will not have a material impact on Boston Edison's consolidated financial position, results of operation or cash flows.

3.  Industry and Corporate Restructuring Legal Proceedings

In July 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

The MDTE order approving the Boston Edison electric industry restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this outstanding proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

4.  Regulatory proceedings

Boston Edison filed proposed adjustments to its standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments to be effective January 1, 2000. The MDTE continues to examine Boston Edison's cost recovery mechanisms. Annual proceedings are conducted before the MDTE for the purpose of reconciliation of costs and revenues related to Boston Edison's transition charge and the charges for standard offer and default service. The Attorney General has contested cost allocations related to Boston Edison's wholesale customers related to 1998 and succeeding years. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. The hearing was completed during the first quarter of 1999. An MDTE ruling is expected by the end of 2000. Management is currently unable to determine the outcome of these proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

5.  Other Matters

In the normal course of its business Boston Edison is also involved in certain other legal and regulatory matters. Management is unable to fully determine a range of reasonably possible costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal and regulatory costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

E)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2000 and the actual effective income tax rate for the year ended December 31, 1999.

                                                           2000       1999
                                                           ----      -----
Statutory tax rate                                          35.0%      35.0%
State income tax, net of federal income tax benefit          4.4        4.3
Investment tax credit amortization                          (1.9)     (10.1)
Other                                                        3.6        0.8
                                                            ----      -----
  Effective tax rate                                        41.1%      30.0%

The effective tax rate for 1999 reflects $20.8 million of investment tax credits recognized as a result of generation asset divestiture in July 1999. The corresponding estimated effective tax rate for the same period in 1999 was 38.3%.

Item 2.  Management's Discussion and Analysis

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

Merger of BEC Energy and Commonwealth Energy System

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy, including Boston Edison, that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals. Refer to the "Retail Electric Rates" section of this discussion for more information.

Generating Assets Divestiture

To complete its divestiture of generating assets, Boston Edison sold Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to Entergy. Entergy, by the contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets on the accompanying Condensed Consolidated Balance Sheets as such amounts are collected from customers.

Securitization of Boston Edison's Transition Charge

On July 27, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

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

The Company's cost to provide default service, as well as, standard offer service is in excess of the price it is currently allowed to bill. As a result, the Company has recorded, as of June 30, 2000, a regulatory asset of approximately $61.5 million and is reflected on the accompanying Condensed Consolidated Balance Sheet as such.

Under its restructuring settlement agreement, Boston Edison's distribution business is subject to a minimum and maximum return on average common equity
(ROE). The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, it is required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. This rate mechanism expires on December 31, 2000. The cost of providing transmission service to all Boston Edison's distribution customers is recovered on a fully reconciling basis.

Boston Edison filed proposed adjustments to its standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments to be effective January 1, 2000. The MDTE continues to examine Boston Edison's cost recovery mechanisms. Annual proceedings are conducted before the MDTE for the purpose of reconciliation of costs and revenues related to Boston Edison's transition charge and the charges for standard offer and default service. The Attorney General has contested cost allocations related to Boston Edison's wholesale customers related to 1998 and succeeding years. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

Results of Operations - Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

Net income was $30.3 million for the three months ended June 30, 2000 compared to $41.2 million for the same period in 1999, a 26.5% decrease as described below.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 5.3% during the second quarter of 2000 as follows:

(in thousands)
--------------------------------------------------------------------
Retail electric revenues                                    $ 32,657
Wholesale electric revenues                                  (16,798)
Other revenues                                                 4,289
--------------------------------------------------------------------
  Increase in operating revenues                            $ 20,148
                                                            ========

Retail revenues were $364.7 million in 2000 compared to $332.1 million in 1999, an increase of $32.6 million or 9.8%. This change reflects a 3.1% increase in retail kilowatt-hour (kWh) electric sales. The increase in retail kWh sales is the result of the higher than normal spring/early summer temperatures in 2000 and the continuing strong local economy. In addition, Boston Edison increased its standard offer rate in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income. Further impacting this increase was an increase in residential and commercial sales reflecting consumer confidence, a robust housing market and continued improvements in economic conditions.

Wholesale electric revenues were $17.4 million in 2000 compared to $34.2 million in 1999, a decrease of $16.8 million or 49%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim station in July 1999.

Other revenues were $17.2 million in 2000 compared to $12.9 million in 1999, an increase of $4.3 million or 33%. This increase is due to higher transmission revenues related to refunds to wholesale customers resulting from a FERC approved settlement for transmission contract customers during 1999.

Operating expenses

Fuel and purchased power expense was $206.8 million in 2000 compared to $144.5 million in 1999, an increase of $62.3 million or 43%. Purchased power expense increased $54 million reflecting the increase in purchased power due to the sale of Pilgrim in 1999. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses in the year 2000 reflects an increase of $4.3 million in 2000 and $15.0 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim which decreased $2.2 million due to the sale of Pilgrim in July 1999.

Operations and maintenance expense was $53.8 million in 2000 compared to $69.2 million in 1999, a decrease of $15.4 million or 22%. The change primarily reflects a decrease of nuclear power production expenses due to the sale of the Pilgrim plant in July 1999.

Depreciation and amortization expense was $41.1 million in 2000 compared to $47.6 million in 1999, a decrease of $6.5 million or 13.7%. This decrease primarily reflects the nuclear divestiture in July 1999. This decreases was partially offset by $1.8 million from the amortization of costs to achieve related to the merger and $2 million from an affiliated company charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999.

Demand side management (DSM) and renewable energy programs expense was $13.7 million in 2000 compared to $13.4 million in 1999, an increase of $0.3 million or 2%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $13.9 million in 2000 compared to $19.4 million in 1999, a decrease of $5.5 million or 28%. The decrease reflects lower municipal property taxes resulting from the divestiture of Pilgrim.

Income taxes from operations were $18.2 million in 2000 compared to $25.4 million in 1999, a decrease of $7.2 million or 28.3%. This decrease reflects lower pretax operating income in 2000 and an increase in the effective tax rate. Refer to Footnote E "Income Taxes" enclosed herewith for further details.

Other income, net

Other income, net of tax was $2.7 million in 2000 compared to $1.3 million in 1999, a net increase of $1.4 million. This change reflects an increase due to interest received from a third party of $4.5 million related to Pilgrim Contract buyout and partially offset by a decrease in nonutility revenues.

Interest charges

Interest on long-term debt and transition property securitization certificates was $24.8 million in 2000 compared to $19.4 million in 1999, an increase of $5.4 million or 28%. The increase reflects approximately $12 million related to securitization. These increases were partially offset by approximately $5.5 million of debt retirements related to $65 million of 6.8% debentures and $34 million of 9.875% debentures during the first half of 2000.

Results of Operations - Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

Net income was $46.8 million for the six-months ended June 30, 2000 compared to $66.0 million for the same period in 1999, a 29.1% decrease as described below.

The results of operations for the six months period are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 3.4% during the six months ended June 30, 2000 as follows:

(in thousands)
-----------------------------------------------------------------------
Retail electric revenues                                       $ 55,310
Wholesale electric revenues                                     (32,182)
Other revenues                                                    2,272
-----------------------------------------------------------------------
  Increase in operating revenues                               $ 25,400
                                                               ========

Retail revenues were $707.3 million in 2000 compared to $652 million in 1999, an increase of $55.3 million or 8.5%. This change reflects a 4.8% increase in retail kilowatt-hour (kWh) electric sales. The increase in retail kWh sales is the result of the higher than normal spring/early summer temperatures in 2000 and the continuing strong local economy in 2000. In addition, Boston Edison increased its standard offer rate in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income. Further impacting this increase was an increase in residential and commercial sales reflecting consumer confidence, a robust housing market and continued improvements in economic conditions.

Wholesale electric revenues were $35.6 million in 2000 compared to $67.8 million in 1999, a decrease of $32.2 million or 47%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim in July 1999.

Other revenues were $32.8 million in 2000 compared to $30.5 million in 1999, an increase of $2.3 million or 7.5% due to higher transmission revenues related to refunds to wholesale customers as the result of a FERC approved settlement for transmission contract customers during 1999.

Operating expenses

Fuel and purchased power expense was $401.4 million in 2000 compared to $297.7 million in 1999, an increase of $103.7 million or 35%. Purchased power expense increased $103.7 million reflecting the increase in purchased power replacing that previously generated by Pilgrim during 1999. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses in the year 2000 reflect an increase of $15.1 million in 2000 and $23.7 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim which decreased $8.7 million due to the sale of the plant in July 1999.

Operations and maintenance expense was $110.2 million in 2000 compared to $146.6 million in 1999, a decrease of $36.4 million or 25%. The change primarily reflects a decrease of nuclear power production expenses due to the sale of the Pilgrim plant in July 1999.

Depreciation and amortization expense was $82.6 million in 2000 compared to $95 million in 1999, a decrease of $12.4 million or 13.1%. This decrease primarily reflects the sale of Pilgrim in July 1999. This decreases was partially offset by $3.6 million from the amortization of costs to achieve related to the merger and $4 million from an affiliated company charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999.

Demand side management (DSM) and renewable energy programs expense was $27.4 million in 2000 compared to $26.7 million in 1999, an increase of $0.7 million or 3%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $30.6 million in 2000 compared to $39.9 million in 1999, a decrease of $9.3 million or 23%. The decrease reflects lower municipal property taxes resulting from the divestiture of Pilgrim.

Income taxes from operations were $29.7 million in 2000 compared to $40.4 million in 1999, a decrease of $10.7 million or 26%. This decrease reflects lower pretax operating income in 2000 and an increase in the effective rate. See Footnote E "Income Taxes" enclosed herewith for further details.

Other income, net

Other income, net of tax was $3.5 million in 2000 compared to $1.9 million in 1999, a net decrease of $1.6 million. This change reflects an increase due to interest received from a third party of $4.5 million related to Pilgrim contract buyout and partially offset by a decrease in nonutility revenues.

Interest charges

Interest on long-term debt and transition property securitization certificates was $51.1 million in 2000 compared to $38.9 million in 1999, an increase of $12.2 million or 31%. The increase reflects approximately $23.4 million related to securitization. These increases were partially offset by approximately $10.4 million in reductions related to the following retirements: $19 million of 7.8% debentures, $66 million of 9.875% debentures, $91 million of 9.375% debentures during the third quarter of 1999, $65 million of 6.8% debentures and $34 million of 9.875% debentures during the first half of 2000.

New Accounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

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

The impacts of various environmental, legal issues, and regulatory matters could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect the estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect the estimated litigation costs.

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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:


Twelve months ended June 30, 2000:
--------------------------------------------------------------------
Ratio of earnings to fixed charges                              2.65
Ratio of earnings to fixed charges and preferred
stock dividend requirements                                     2.48

Item 6.  Exhibits and Reports on Form 8-K

    a)   Exhibits filed herewith and incorporated by reference:

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

         Exhibit 12   - Computation of Ratio of Earnings to Fixed Charges

                 12.1 - Computation of ratio of earnings to fixed charges for the twelve months ended June 30, 2000.

                 12.2 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended June 30, 2000.

         Exhibit 15   - Letter Re Unaudited Interim Financial Information

                 15.1 - Letter of Independent Accountants

                        Form S-4 Registration Statement filed by NSTAR on May 12, 1999 (File No. 333-78285); Post-effective Amendment to Form S-4 on Form S-3 filed by NSTAR on August 19, 1999 (File NO. 333-78285); Post-effective Amendment to Form S-4 on Form S-8 filed by NSTAR on August 19, 1999 (File No. 333-78285); Form S-8 Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559); and Form S-3 Registration Statement filed by NSTAR on January 12, 2000 (File No. 333-94735).

         Exhibit 27   - Financial Data Schedule

                 27.1 - Schedule UT

         Exhibit 99   - Additional Exhibits

                 99.1 - Report of Independent Accountants

b)           No Form 8-K was filed during the second quarter of 2000.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Boston Edison Company
                               ----------------------------------------------
                                                (Registrant)




Date: August 14, 2000          /s/ R. J. Weafer Jr.
                               ----------------------------------------------
                               Robert J. Weafer Jr.
                               Vice President, Controller and Chief
                               Accounting Officer