Form 10-K/A
period 1999-12-31
BOSTON EDISON CO
filed 2000-09-29
CIK 13372

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                          COMMISSION FILE NUMBER 1-2301


                             BOSTON EDISON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                  04-1278810
-------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

800 BOYLSTON STREET, BOSTON, MASSACHUSETTS              02199
------------------------------------------            ----------
(Address of principal executive offices)              (Zip Code)


                                 (617) 424-2000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
           Class of Common Stock                   March 15, 2000
         --------------------------                --------------
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

                                     NOTICE

This Form 10-K/A, dated September 29, 2000, amends Boston Edison Company's 1999 Form 10-K as filed on April 13, 2000. Certain additional material contracts, as listed within Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K", are incorporated by reference from the 1999 NSTAR Form 10-K/A, Amendment No. 1, as filed on September 29, 2000. Item 14 is provided in this filing in its entirety and should be read in conjunction with Boston Edison Company's 1999 Form 10-K.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

1.  Financial Statements:
                                                                      Page
                                                                      ----
Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                       20

Consolidated Statements of Retained Earnings for the
years ended December 31, 1999, 1998 and 1997                           20

Consolidated Balance Sheets as of December 31, 1999 and 1998           21

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 1998 and 1997                                 22

Notes to Consolidated Financial Statements                             23

Report of Independent Accountants                                      19

2.  Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts -
Years Ended December 31, 1999, 1998 and 1997                           46

3.  Exhibits:

Refer to the exhibits listing beginning on the following page.

(b) Reports on Form 8-K
None

                       BOSTON EDISON COMPANY (REGISTRANT)

  INCORPORATED HEREIN BY REFERENCE:

Exhibit 3   Articles of Incorporation and By-Laws                          Exhibit   SEC Docket
    3.1     Restated Articles of Organization                                3.1     1-2301
                                                                                     Form 10-Q for the quarter
                                                                                     ended June 30, 1994.

    3.2     Boston Edison Company Bylaws                                     3.1     1-2301
            April 19, 1977, as amended January 22, 1987,                             Form 10-Q for the quarter
            January 28, 1988, May 24, 1988 and November 22, 1989                     ended June 30, 1994.

Exhibit 4   Instruments Defining the Rights of Security Holders,
            Including Indentures

    4.1     Medium-Term Notes Series A - Indenture dated                     4.1     1-2301
            September 1, 1988, between Boston Edison Company and                     Form 10-Q for the quarter
            Bank of Montreal Trust Company                                           ended September 10, 1988.

  4.1.1     First Supplemental Indenture dated June 1, 1990 to               4.1     1-2301
            Indenture dated September 1, 1988 with  Bank of                          Form 8-K dated June 28,
            Montreal Trust Company - 9 7/8% debentures due                           1990.
            June 1, 2020
  4.1.2     Indentures of Trust and Agreement among the City of           4.1.26     1-2301
            Boston, Massachusetts (acting by and through its                         Form 10-K for the year
            Industrial Development Financing Authority) and                          ended December 31, 1991.
            Harbor Electric Energy Company and Shawmut Bank,
            N.A., as Trustees dated November 1, 1991.

  4.1.3     Votes of the Pricing Committee of the Board of                4.1.27     1-2301
            Directors of Boston Edison Company taken August 5,                       Form 10-K for the year
            1991 re                                                                  ended December 31, 1991.
            9 3/8% debentures due August 15, 2021.
  4.1.4     Revolving Credit Agreement dated February 12, 1993.           4.1.24     1-2301
                                                                                     Form 10-K for the year
                                                                                     ended December 31, 1992.

4.1.4.1     First Amendment to Revolving Credit Agreement dated           4.1.10     1-2301
            May 19, 1995                                                             Form 10-K for the year
                                                                                     ended December 31, 1995.

4.1.4.2     Second Amendment to Revolving Credit Agreement dated         4.1.4.2     1-2301
            July 1, 1997                                                             Form 10-K for the year
                                                                                     ended December 31, 1997.

  4.1.5     Votes of the Pricing Committee of the Board of                4.1.25     1-2301
            Directors of Boston Edison Company taken September                       Form 10-K for the year
            10, 1992 re                                                              ended December 31, 1992.
            8  1/4% debentures due September 15, 2022.

  4.1.6     Votes of the Pricing Committee of the Board of                4.1.26     1-2301
            Directors of Boston Edison Company taken January 27,                     Form 10-K for the year
            1993 re 6.80% debentures due February 1, 2000                            ended December 31, 1992.

                                                                        Exhibit     SEC Docket


4.1.7     Votes of the Pricing Committee of the Board of                 4.1.27     1-2301
          Directors of Boston Edison Company taken March 5,                         Form 10-K for the year
          1993 re 6.80% debentures due March 15,2003,                               ended December 31, 1992.
          7.80% debentures due March 15, 2023
4.1.8     Votes of the Pricing Committee of the Board of                 4.1.28     1-2301
          Directors of Boston Edison Company taken August 18,                       Form 10-K for the year
          1993 re 6.05% debentures due August 15, 2000.                             ended December 31, 1993.

4.1.9     Votes of the Pricing Committee of the Board of                  4.1.5     1-2301
          Directors of Boston Edison Company taken May 18,                          Form 10-K for the year
                     1995 re 7.80% debentures due May 15, 2010.                     ended December 31, 1995.

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant defining the rights of holders of any long- term debt whose authorization does not exceed 10% of total assets.


Exhibit 10   Material Contracts
----------   -----------------

  10.1     Boston Edison Company Deferred Fee Plan dated                   10.11     1-2301
           January 14, 1993                                                          Form 10-K for the year
                                                                                     ended December 31, 1992.

  10.2     Deferred Compensation Trust between Boston Edison               10.10     1-2301
           Company and State Street Bank and Trust Company                           Form 10-K for the year
           dated February 2, 1993.                                                   ended December 31, 1993.

10.2.1     Amendment No. 1 to Deferred Compensation Trust dated           10.5.1     1-2301
           March 31, 1994                                                            Form 10-K for the year
                                                                                     ended December 31, 1994.

  10.3     Employment Agreement applicable to Ronald A. Ledgett            10.18     1-2301
           dated April 30, 1987                                                      Form 10-K for the year
                                                                                     ended December 31, 1994.


Exhibit 10   Material Contracts
----------   -----------------

 10.4      Boston Edison Company Restructuring Settlement                  10.12     1-2301
           Agreement dated July 1997                                                 Form 10-K for the year
                                                                                     ended December 31, 1997.

 10.5      Boston Edison Company and Sithe Energies, Inc.                   10.1     1-2301
           Purchase and Sale and Transition Agreements dated                         Form 10-Q for the quarter
           December 10, 1997.                                                        ended March 31, 1998.

 10.6      Boston Edison Company Directors' Deferred Fee Plan              10.11     1-2301
           Restatement effective October 1, 1998.                                    Form 10-K for the year
                                                                                     ended December 31, 1999.

 10.7      Boston Edison Company and Entergy Nuclear Generation            10.12     1-2301
           Company Purchase and Sale Agreement dated November                        Form 10-K for the year
           18, 1998.                                                                 ended December 31, 1999.

 10.8      NSTAR Excess Benefit Plan effective August 25, 1999.             10.1     1-14768 (NSTAR)
                                                                                     Form 10-K/A for the year
                                                                                     ended December 31, 1999.

 10.9      NSTAR Supplemental Executive Retirement Plan                     10.2     1-14768 (NSTAR)
           effective August 25, 1999.                                                Form 10-K/A for the year
                                                                                     ended December 31, 1999.

 10.10     Special Supplemental Executive Retirement Agreement              10.3     1-14768 (NSTAR)
           between Boston Edison Company and Thomas J. May                           Form 10-K/A for the year
           dated March 13, 1999, regarding Key Executive                             ended December 31, 1999.
           Benefit Plan and Supplemental Executive Retirement
           Plan.

 10.11     Key Executive Benefit Plan Agreement dated as of                 10.4     1-14768 (NSTAR)
           October 1, 1983 between Boston Edison Company and                         Form 10-K/A for the year
           Thomas J. May.                                                            ended December 31, 1999.

 10.12     Key Executive Benefit Plan Agreement dated September             10.5     1-14768 (NSTAR)
           1, 1989 between Boston Edison Company and Ronald A.                       Form 10-K/A for the year
           Ledgett.                                                                  ended December 31, 1999.

 10.13     Change in Control Agreement between NSTAR and Thomas             10.9     1-14768 (NSTAR)
           J. May dated May 11, 1999.                                                Form 10-K/A for the year
                                                                                     ended December 31, 1999.

 10.14     Change in Control Agreement between NSTAR and                   10.10     1-14768 (NSTAR)
           Russell D. Wright dated May 11, 1999.                                     Form 10-K/A for the year
                                                                                     ended December 31, 1999.

 10.15     NSTAR Deferred Compensation Plan (Restated Effective            10.12     1-14768 (NSTAR)
           August 25, 1999).                                                         Form 10-K/A for the year

Exhibit 10   Material Contracts

 10.16     NSTAR 1997 Share Incentive Plan, as amended.                    10.14     1-14768 (NSTAR)
                                                                                     Form 10-K/A for the year
Exhibit 12   Statement of Computation of Ratios                                      ended December 31, 1999.

 12.1      Computation of Ratio of Earnings to Fixed Charges                         1-2301
           for the Year Ended December 31, 1999.                                     Form 10-K for the year
                                                                                     ended December 31, 1999.

 12.2      Computation of Ratio of Earnings to Fixed Charges                         1-2301
           and Preferred Stock Dividend Requirements for the                         Form 10-K for the year
           Year Ended December 31, 1999.                                             ended December 31, 1999.

Exhibit 21 Subsidiaries of the Registrant

 21.1      Harbor Electric Energy Company (incorporated in                           1-2301
           Massachusetts), a wholly owned subsidiary of Boston                       Form 10-K for the year
           Edison Company.                                                           ended December 31, 1999.

Exhibit 23 Consent of Independent Accounts

 23.1      Consent of Independent Accountants to incorporate by                      1-2301
           reference their opinion included with this Form 10-K                      Form 10-K for the year
           in the Form S-3 Registration Statement filed by                           ended December 31, 1999.
           Boston Edison Company on February 1, 1993 (File No.
           33-57840).

Exhibit 99  Additional Exhibits

 99.1      Settlement Agreement between Boston Edison Company               28.1     1-2301
           and Commonwealth Electric Company, Montaup Electric                       Form 8-K dated
           Company the Municipal Light Department of the Town                        December 21, 1989
           of Reading, Massachusetts, dated January 5, 1990.


 99.2      Settlement Agreement Between Boston Edison Company               28.2     1-2301
           and City of Holyoke Gas and Electric Department et.                       Form 10-Q for the quarter
           Al., dated April 24, 1990.                                                ended March 31, 1990

 99.3      Information required by SEC Form 11-K for certain                         1-2301
           employee benefit plans for the years ended December                       Form 10-K/A Amendments to
           31, 1997, 1996 and 1995.                                                  Form 10-K for the years
                                                                                     ended December 31, 1997,
                                                                                     1996 and 1995 dated June
                                                                                     25, 1998, June 26, 1997 and
                                                                                     June 27, 1996 respectively.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                             (Dollars in Thousands)

                              Balance at      Provisions                Deductions     Balance
                              beginning       Charged to                 Accounts       At End
Description                    of Year        Operations   Recoveries   Written Off    Of Year
-----------                   ----------      ----------   ----------   -----------    -------

                                        Year Ended December 31, 1999

Allowance for
  Doubtful Accounts            $ 9,066         $21,874       $4,356       $16,696       $18,600


                                          Year Ended December 31, 1998
Allowance for
  Doubtful Accounts            $10,228         $ 9,555       $4,242       $14,959       $ 9,066


                                          Year Ended December 31, 1997

Allowance for
  Doubtful Accounts            $ 2,000         $24,884       $3,593       $20,249       $10,228

FORM 10-K/A                 Boston Edison Company             December 31, 1999
Amendment No. 1




                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BOSTON EDISON COMPANY
                                          (Registrant)



                                     By:   /s/ Robert J. Weafer, Jr.
                                           -------------------------
                                           Robert J. Weafer, Jr.
                                           Vice President, Controller
                                           and Chief Accounting Officer


Date: September 29, 2000