Form 10-Q
period 2000-09-30
BOSTON EDISON CO
filed 2000-11-14
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                               or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                  Commission file number 1-2301

                      BOSTON EDISON COMPANY
     (Exact name of registrant as specified in its charter)


Massachusetts                                   04-1278810
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)               Identification No.)


800 Boylston Street, Boston, Massachusetts              02199
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  617-424-2000

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

Class                            Outstanding at November 13, 2000
Common Stock, $1 par value                 100 shares

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
                                 (in thousands)

                                    Three Months              Nine Months
                                Ended September 30,        Ended September 30,
                                  2000         1999          2000         1999

Operating revenues            $490,561     $454,871    $1,266,296   $1,205,210

Operating expenses:
  Fuel and purchased power     226,038      182,472       627,422      480,170
  Operations and maintenance    47,403       71,457       157,570      218,100
  Depreciation and              45,600       40,812       128,227      135,776
amortization
  Demand side management and
    renewable energy            13,620       13,871        41,017       40,572
programs
  Taxes - property and other    13,888       15,329        44,510       55,277
  Income taxes                  45,318       40,271        74,999       80,648
    Total operating expenses   391,867      364,212     1,073,745    1,010,543

Operating income                98,694       90,659       192,551      194,667

Other income, net                3,184       17,362         6,685       19,236
Operating and other income     101,878      108,021       199,236      213,903

Interest charges:
  Long term debt                13,327       17,033        41,004       55,934
  Transition property
    securitization              11,223        8,439        34,625        8,439
certificates
  Other                          9,531        3,098        10,450        4,962
  Allowance for borrowed
funds     used during            (557)       (449)        (2,005)      (1,368)
construction
      Total interest charges    33,524       28,121        84,074       67,967

Net income                    $ 68,354     $ 79,900     $ 115,162    $ 145,936
                              ========     ========     =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              Boston Edison Company
             Condensed Consolidated Statements of Retained Earnings
                                   (Unaudited)
                                 (in thousands)

                               Three Months             Nine Months
                             Ended September 30,     Ended September 30,
                                2000        1999        2000         1999

Balance at the beginning
of the period               $254,371    $310,215     $ 1,462     $297,347
  Net income                  68,354      79,900     115,162      145,936
Dividends declared:
  Dividends transferred from
Paid in Capital (Note B)           0           0     224,201           0
  Dividends to Parent              0   (400,000)    (15,000)    (450,000)
  Preferred stock            (1,490)     (1,490)     (4,470)      (4,470)
    Subtotal                 321,235    (11,375)     321,355     (11,187)
Provision for preferred
stock   redemption and          (60)          9       (180)        (179)
issuance costs
Balance at the end of the
period		         $321,175    $(11,366)   $321,175     $(11,366)
                           ========    ========    ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                              Boston Edison Company
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                       September 30,    December 31,
                                               2000            1999
Assets
Utility plant in service, at original     $2,551,309      $2,494,720
cost
  Less: accumulated depreciation             898,964        848,544
                                           1,652,345       1,646,176
Construction work in progress                 74,266          53,647

  Net utility plant                        1,726,611       1,699,823

Equity investments                            19,542          19,880
Other investments                             10,812          10,939

Current assets:
  Cash and cash equivalents                    9,812         117,537
  Restricted cash                              3,625           3,625
  Accounts receivable:
    Customers                                251,867         237,841
    Affiliates                                95,243          84,327
  Accrued unbilled revenues                   58,153          16,138
  Materials and supplies, at average          16,181          16,226
cost
  Prepaid expenses and other                 161,643         133,397
    Total current assets                     596,524         609,091

Regulatory assets                            892,796         863,135

Other deferred debits                         39,068          38,133

  Total assets                            $3,285,353      $3,241,001
                                          ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              Boston Edison Company
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                       September 30,      December 31,
                                                2000              1999
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and outstanding)   $        -        $        -
  Premium on common stock                    478,040           716,361
  Retained earnings                          321,175             1,462
    Total common equity                      799,215           717,823

Cumulative preferred stock:
  Nonmandatory redeemable series              43,000            43,000
  Mandatory redeemable series                 49,459            49,279
    Total preferred stock                     92,459            92,279

Long-term debt                               577,728           613,283
Transition property securitization
  certificates                               584,130           646,559
    Total long-term debt                   1,161,858         1,259,842

  Total capitalization                     2,053,532         2,069,944

Current liabilities:
  Transition property securitization
     certificates due within one year         64,363            50,922
  Long-term debt due within one year           1,067           165,667
  Notes payable                              167,500                 -
  Accounts payable:
    Affiliates                                82,061             3,902
    Other                                    115,178            99,738
  Accrued interest                             6,468            15,460
  Dividends payable                              803               993
  Other                                      160,626           218,224
    Total current liabilities                598,066           554,906

Deferred credits:
  Accumulated deferred income taxes          520,064           484,629
  Accumulated deferred investment tax         20,029            21,336
credits
  Power contracts                             26,849            45,123
  Other                                       66,813            65,063
    Total deferred credits                   633,755           616,151

Commitments and contingencies

    Total capitalization and liabilities  $3,285,353        $3,241,001
                                          ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.
                              Boston Edison Company
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                               Nine Months Ended September 30,
                                                          2000            1999
Operating activities:
  Net income                                         $ 115,162       $ 145,936
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    128,227         145,094
      Deferred income taxes and investment
        tax credits                                     34,945          45,593
      Allowance for borrowed funds used during
        construction                                   (2,005)         (1,368)
      Power contract buyout                                  -        (65,781)
  Net changes in working capital                       (1,559)        (77,509)
  Other, net                                         (165,678)        (38,966)
Net cash provided by operating activities              109,092         152,999

Investing activities:
  Plant expenditures (excluding AFUDC)                (76,900)        (85,323)
  Nuclear fuel expenditures                                  -       (143,178)
  Investments                                              465         (7,712)
Net cash used in investing activities                 (76,435)       (236,213)

Financing activities:
  Proceeds from transition property securitization           -         725,000
  Long-term debt redemptions                         (200,733)       (185,376)
  Transition property securitization
    certificates redemptions                          (82,149)               -
  Net change in notes payable                          167,500               -
  Dividends paid                                      (25,000)       (479,470)
Net cash provided by (used in) financing
  activities                                         (140,382)          60,154

Net decrease in cash and cash equivalents            (107,725)        (23,060)
Cash and cash equivalents at beginning of year         117,537          82,700
Cash and cash equivalents at end of period           $   9,812       $  59,640
                                                     =========       =========
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, net of amounts capitalized               $  87,917       $  68,949
                                                     =========       =========
  Income taxes                                       $   5,177       $      87
                                                     =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with the Notes to the Consolidated Financial Statements included in Boston
Edison's 1999 Annual Report on Form 10-K.

A)  Merger of BEC Energy and Commonwealth Energy System

On August 25, 1999, Boston Edison Company's parent, BEC Energy
(BEC), and Commonwealth Energy System (COM/Energy) completed a merger to create NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to other utilities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries are Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's non-utility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

B)  Basis of Presentation

The merger was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Goodwill amounted to approximately $486 million while the original estimate of costs to achieve the merger was $111 million. Goodwill is being amortized by NSTAR over 40 years and will amount to approximately $12.2 million annually while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. The ultimate amortization of the cost to achieve will reflect the total actual costs. The results of operations of Boston Edison for the three and nine-month periods ended September 30, 2000 reflect $2.0 million and $6.0 million of goodwill amortization, respectively and $1.8 million and $5.4 million of cost to achieve amortization, respectively. Goodwill amortization includes an intercompany charge from the former COM/Energy subsidiaries and reflects the regulatory treatment of goodwill.

The financial information presented as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 1999 has been derived from the audited financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended September 30, 2000 and 1999 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

The Company's Board of Directors has determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which were paid out of retained earnings to its sole shareholder (parent company), was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.

C)  Securitization

On July 27, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act (the Restructuring Act) and authorized by the Massachusetts Department of Telecommunications and Energy (MDTE). These certificates are non-recourse to Boston Edison. Principal redemptions will occur on a semi-annual basis over the life of the certificates. Furthermore, the Company is required to transfer funds collected, on a daily basis, to its trustee and are held in escrow. These funds are used to meet BEC Funding's semi-annual principal and interest payments.

D)  Contingencies

1.   Environmental Matters

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of clean-up technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to face possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $6 million is included as a liability on the September 30, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. Boston Edison is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of Boston Edison's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on Boston Edison's financial position, cash flows or financial position.


2. Generating Unit Performance Programs

The MDTE's generating unit performance programs ceased March 1, 1998. Under these programs, the recovery of incremental purchased power costs resulting from Boston Edison's generating unit outages occurring through the retail access date was subject to review by the MDTE. Comprehensive settlements relative to generating unit performance, including the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit, were approved by the MDTE on August 1, 2000. The approved MDTE settlements did not have a material impact on Boston Edison's consolidated financial position, results of operations or cash flows.

3. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving the Boston Edison electric restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

4. Regulatory Proceedings

Under applicable restructuring plans or settlements approved by the MDTE, Boston Edison must, on an annual basis, file proposed adjustments to its rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for its standard offer, default service, transmission and transition charges. Boston Edison made such a filing with the MDTE in the Fall of 1999, as to which the MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciliation of prior year's costs and revenues related to Boston Edison's transition and transmission charges and the charges for standard offer and default service. In this proceeding, intervenors have contested certain cost allocations and other related issues. The MDTE has not yet rendered a final decision. In November 2000, Boston Edison made a similar filing containing proposed rate adjustments for 2001 and included a reconciliation of costs and revenues through 1999. No action has yet been taken by the MDTE concerning such filing.

As part of the accounting for the transition charge, a final reconciliation was performed to the 1998 and 1999 transition charge true-up filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, Boston Edison has also made separate filings with the MDTE concerning charges for standard offer and default service. Boston Edison has filed with the MDTE a request for approval to increase its standard offer service rates based on a fuel adjustment formula based on the prices of natural gas and oil contained in its standard offer tariffs. The adjustments would increase its standard offer service rate from 4.5 cents per kWh to 5.081 cents per kWh. The MDTE continues to consider the request for effect in future months. If the request is approved, Boston Edison expects to make further monthly filings to adjust customer billings based on changes in the costs of natural gas and oil. Boston Edison has also made filings with the MDTE to increase the price for default service to market-based levels. On October 19, 2000 the MDTE approved the Company's request to increase the price of generation service for default service to 6.280 cents per kWh effective December 1, 2000. On November 9, 2000 the Company filed a request with the MDTE to increase the price for default service to 6.993 cents per kWh for the period January 1, 2001 through June 30, 2001. These and future prices for default service are based upon market solicitations for power supply for default service purposes consistent with provisions for the Electric Restructuring Act and MDTE orders.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed during the first quarter of 1999. Management is currently unable to determine the timing of and the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

The Massachusetts Attorney General has contested cost allocations related to Boston Edison's wholesale customers since 1998. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

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

                                               2000       1999
Statutory tax rate                             35.0%     35.0%
State income tax, net of federal income tax     4.4       4.3
benefit
Investment tax credit amortization             (0.7)     (10.1)
Other                                           2.0        0.8
  Effective tax rate                           40.7%     30.0%
                                               =====     =====

The effective tax rate for 1999 reflects $20.8 million of investment tax credits recognized as a result of a generation asset divestiture in July 1999. Excluding the impact of these credits, the corresponding estimated effective tax rate for the same period in 1999 was 38.3%.

Item 2.  Management's Discussion and Analysis

Boston Edison is an indirect wholly-owned subsidiary of NSTAR. NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. NSTAR's utility subsidiaries are Boston Edison, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. Effective November 1, 2000 Boston Edison began to operate under the brand name of NSTAR Electric. Boston Edison will continue to maintain its separate legal identity and is simply proceeding on a "doing business as" basis rather than through its formal corporate identity.

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

Merger of BEC Energy and Commonwealth Energy System

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy, including Boston Edison, that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the SJC in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals. Refer to the "Retail Electric Rates" section of this discussion for more information.

Generating Assets Divestiture

To complete its divestiture of generating assets, Boston Edison sold Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to Entergy. Entergy, by the contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets in the accompanying Condensed Consolidated Balance Sheets as such amounts are collected from customers.

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

Retail Electric Rates

As a result of the Electric Restructuring Act, Boston Edison currently provides its standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

The Electric Restructuring Act requires electric distribution companies to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier. This is through either "standard offer service" or "default service". Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE set at levels so as to guarantee mandatory rate reductions provided by the Electric Restructuring Act. New retail customers in Boston Edison's service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service". The price of default service is intended to reflect the average competitive market price for power. Boston Edison has actively solicited proposals to transfer all of the unit output entitlements in its existing power purchase contracts and in exchange to procure power supplies for its standard offer service obligations through 2004. The Company has entered into six-month and shorter term agreements to meet standard offer service obligations and continue to evaluate further proposals. In November 2000 Boston Edison entered into power purchase agreements to meet its default service supply obligations for the period January through June of 2001. Boston Edison expects to continue periodic market solicitations for default service power supply consistent with provisions of the Electric Restructuring Act and MDTE orders. The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

The Company's cost to provide default service as well as standard offer service is in excess of the price it is currently allowed to bill. As a result, the Company has recorded, at September 30, 2000, a deferred asset of approximately $147.6 million that is reflected as a component of Regulatory assets on the accompanying Condensed Consolidated Balance Sheet.

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

Under applicable restructuring plans or settlements approved by the MDTE, Boston Edison must, on an annual basis, file proposed adjustments to its rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for its standard offer, default service, transmission and transition charges. Boston Edison made such a filing with the MDTE in the Fall of 1999, as to which the MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciliation of prior year's costs and revenues related to Boston Edison's transition and transmission charges and the charges for standard offer and default service. In this proceeding, intervenors have contested certain cost allocations and other related issues. The MDTE has not yet rendered a final decision. In November 2000, Boston Edison had made a similar filing containing proposed rate adjustments for 2001 and included a reconciliation of costs and revenues through 1999. No action has yet been taken by the MDTE concerning such filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, Boston Edison has also made separate filings with the MDTE concerning charges for standard offer and default service. Boston Edison has filed with the MDTE a request for approval to increase its standard offer service rates based on a fuel adjustment formula based on the prices of natural gas and oil contained in its standard offer tariffs. The adjustments would increase its standard offer service rate from 4.5 cents per kWh to 5.081 cents per kWh. The MDTE continues to consider the request for effect in future months. If the request is approved, Boston Edison expects to make further monthly filings to adjust customer billings based on changes in the costs of natural gas and oil. Boston Edison has also made filings with the MDTE to increase the price for default service to market-based levels. On October 19, 2000 the MDTE approved the Company's request to increase the price of generation service for default service to 6.280 cents per kWh effective December 1, 2000. On November 9, 2000 the Company filed a request with the MDTE to increase the price for default service to 6.993 cents per kWh for the period January 1, 2001 through June 30, 2001. These and future prices for default service are based upon market solicitations for power supply for default service purposes consistent with provisions of the Electric Restructuring Act and MDTE orders.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed during the first quarter of 1999. Management is currently unable to determine the timing of and the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

Results of Operations - Three Months Ended September 30, 2000 vs.
Three Months Ended September 30, 1999

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the unaudited Condensed Consolidated Financial
Statements.

Net income was $68.4 million for the three months ended September
30, 2000 compared to $79.9 million for the same period in 1999, a 14.4% decrease as described below.

Operating revenues

Operating revenues increased 7.8% during the third quarter of 2000 as follows:

  (in thousands)
  Retail electric revenues                          $   41,347
  Wholesale electric revenues                          (5,262)
  Other revenues                                         (395)
    Increase in operating revenues                  $   35,690
                                                    ==========

Retail revenues were $456 million in 2000 compared to $414.7 million in 1999, an increase of $41.3 million or 10%. The increase in retail sales is the result of the higher than normal summer temperatures in 2000 and the continuing strong local economy. Additionally, Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. The incentive was earned based on the company's success in reducing overall stranded costs. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. Further impacting this increase was Boston Edison's increased standard offer rate effective January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income. Further impacting this increase was an increase in residential and commercial sales reflecting consumer confidence, a robust housing market and continued improvements in economic conditions.

Wholesale electric revenues were $19.6 million in 2000 compared to $24.8 million in 1999, a decrease of $5.2 million or 21%.
This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim station in July 1999.

Other revenues were $14.9 million in 2000 compared to $15.3 million in 1999, a decrease of $0.4 million or 2.6%. This change reflects higher transmission revenues related to a FERC approved settlement for transmission contract customers during 1999, an increase in average transmission rates by approximately 18% effective September 1, 1999, and offset by a lower provision for transmission refunds during 2000.

Operating expenses

Fuel and purchased power expense were $226 million in 2000 compared to $182.5 million in 1999, an increase of $43.5 million or 23.8%. Purchased power expense increased $91 million reflecting the increase in purchased power due to the sale of Pilgrim in July 1999. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses in the year 2000 reflect an increase of $83 million in 2000 and $13.9 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim which decreased $0.7 million due to the sale of Pilgrim in July 1999.

Operations and maintenance expense was $47.4 million in 2000 compared to $71.5 million in 1999, a decrease of $24.1 million or 33.7%. The change reflects lower staffing levels, timing of expenses and permanent savings in pensions and benefits of approximately $22.1 million as a result of the merger and other cost control measures implemented by NSTAR. In addition, the change reflects a decrease of $1.9 million of nuclear power production expenses due to the sale of the Pilgrim plant in July 1999.

Depreciation and amortization expense was $45.6 million in 2000 compared to $40.8 million in 1999, an increase of $4.8 million or 11.8%. This increase primarily reflects the amortization of transition charges. This increase also includes $1.8 million from the amortization of costs to achieve related to the merger and $2 million from an affiliated company charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999.

Demand side management (DSM) and renewable energy programs expense was $13.6 million in 2000 compared to $13.9 million in 1999, a decrease of $0.3 million or 2%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $13.9 million in 2000 compared to $15.3 million in 1999, a decrease of $1.4 million or 9.2%. The decrease reflects lower municipal property taxes and a true-up adjustment of $0.8 million for the Town of Plymouth for fiscal year 2000.

Income taxes from operations were $45.3 million in 2000 compared to $40.3 million in 1999, an increase of $5.0 million or 12.4%. This increase reflects higher pretax operating income in 2000 and an increase in the effective tax rate primarily due to the investment tax credit utilized in 1999. Refer to Note E "Income Taxes" to the Condensed Consolidated Financial Statements.

Other income, net

Other income, net of tax was $3.2 million in 2000 compared to $17.4 million in 1999, a net decrease of $14.2 million or 81.6%. Income tax benefits in 1999 were $16.1 million, which included $20.8 million related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear generating station and partially offset by miscellaneous non-operating expense of $7.2 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $24.6 million in 2000 compared to $25.5 million in 1999, a decrease of $0.9 million or 3.5%. In addition, the increase reflects approximately $2.8 million related to securitization. These increases were partially offset by approximately $8.9 million of debt retirements related to $65 million of 6.8% debentures, $34 million of 9.875% debentures and $100 million of 6.05% debentures during the third quarter of 2000.

Other interest charges

Other interest charges were $9.5 million in 2000 compared to $3.1 million in 1999, an increase of $6.4 million. The increase reflects interest associated with the reconciliation to the 1998 and 1999 transition charge true-up filings with the MDTE in November 2000.

Results of Operations - Nine Months Ended September 30, 2000 vs.
Nine Months Ended September 30, 1999

The results of operations for the nine-month period are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Net income was $115.2 million for the nine-months ended September
30, 2000 compared to $145.9 million for the same period in 1999, a 21% decrease as described below.

Operating revenues

Operating revenues increased 5.1% during the nine months ended
September 30, 2000 as follows:

  (in thousands)
  Retail electric revenues                          $   96,657
  Wholesale electric revenues                         (37,444)
  Other revenues                                         1,873
    Increase in operating revenues                  $   61,086
                                                    ==========

Retail revenues were $1,163.4 million in 2000 compared to $1,066.7 million in 1999, an increase of $96.7 million or 9.1%. This change reflects a 2.1% increase in retail kilowatt-hour
(kWh) electric sales. The increase in retail kWh sales is the result of the higher than normal spring/early summer temperatures in 2000 and the continuing strong local economy in 2000. Additionally, Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. The incentive was earned based on the company's success in reducing overall stranded costs. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. In addition, Boston Edison increased its standard offer rate effective January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income. Further impacting this increase was an increase in residential and commercial sales reflecting consumer confidence, a robust housing market and continued improvements in economic conditions.

Wholesale electric revenues were $55.2 million in 2000 compared to $92.7 million in 1999, a decrease of $37.5 million or 40%.
This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim in July 1999.

Other revenues were $47.8 million in 2000 compared to $45.9 million in 1999, an increase of $1.9 million or 4.1% due to higher transmission revenues related to a FERC-approved settlement for transmission contract customers during 1999. Another factor was an increase in average transmission rates by approximately 18% effective September 1, 1999.

Operating expenses

Fuel and purchased power expense was $627.4 million in 2000 compared to $480.2 million in 1999, an increase of $147.2 million or 31%. Purchased power expense increased $194.6 million reflecting the increase in purchased power to replace that previously generated by Pilgrim during July 1999. Included in this increase is the impact of recent increases in the cost of power as a result of increases in fuel costs. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses in 2000 reflect an increase of $98.1 million in 2000 and $37.5 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim which decreased $9.4 million due to the sale of the plant in July 1999.

Operations and maintenance expense was $157.6 million in 2000 compared to $218.1 million in 1999, a decrease of $60.5 million or 27.7%. The change primarily reflects a decrease in nuclear power production expenses of $36.2 million due to the sale of the Pilgrim plant in July 1999, lower staffing levels, timing of expenses and permanent savings in pensions and benefits of $22.8 million as a result of the merger and other cost control measures implemented by NSTAR.

Depreciation and amortization expense was $128.2 million in 2000 compared to $135.8 million in 1999, a decrease of $7.6 million or 5.6%. This decrease primarily reflects the sale of Pilgrim in July 1999. This decrease was partially offset by $5.4 million from the amortization of costs to achieve related to the merger and $6 million from an affiliated company charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999.

Demand side management (DSM) and renewable energy programs expense was $41.0 million in 2000 compared to $40.6 million in 1999, an increase of $0.4 million or 1%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $44.5 million in 2000 compared to $55.3 million in 1999, a decrease of $10.8 million or 19.5%. The decrease primarily reflects lower municipal property taxes resulting from the divestiture of Pilgrim. In addition, the change reflects lower municipal property taxes and a true-up adjustment of $0.8 million for the Town of Plymouth for fiscal year 2000.

Income taxes from operations were $75.0 million in 2000 compared to $80.6 million in 1999, a decrease of $5.6 million or 6.9%. This decrease reflects lower pretax operating income in 2000 and an increase in the effective rate primarily due to the investment tax credit utilized in 1999. See Note E "Income Taxes" enclosed herewith for further details.

Other income, net

Other income, net of tax was $6.7 million in 2000 compared to $19.2 million in 1999, a net decrease of $12.5 million or 65%. Income tax benefits in 1999 were $14.9 million, which included $20.8 million related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear generating station sold in 1999 and partially offset by miscellaneous non-operating expense of $7.4 million. Interest income of $5.0 million in 2000 compared to $2.2 million in 1999, reflects an increase due to interest received from a third party of $4.5 million related to Pilgrim contract buyout and partially offset by a decrease in nonutility revenues.

Interest charges

Interest on long-term debt and transition property securitization certificates was $75.6 million in 2000 compared to $64.4 million in 1999, an increase of $11.2 million or 17.4%. The increase reflects approximately $26.1 million related to securitization. These increases were partially offset by approximately $14.9 million in reductions related to the following retirements: $19 million of 7.8% debentures, $66 million of 9.875% debentures, $91 million of 9.375% debentures during the third quarter of 1999, $65 million of 6.8% debentures, $34 million of 9.875% debentures and $100 million of 6.05% debentures during the third quarter of 2000.

Other interest charges

Other interest charges were $10.5 million in 2000 compared to $5 million in 1999, an increase of $5.5 million. The increase reflects interest associated with the reconciliation to the 1998 and 1999 transition charge true-up filings with the MDTE in November 2000.

New Accounting Principles

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by statement of Accounting Standards No. 138, collectively referred to as, (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

Boston Edison will adopt SFAS 133 as of January 1, 2001. The impact of this adoption is currently being assessed by the Company. NSTAR has formed an implementation team consisting of responsible key individuals from various operational areas of the organization. The primary role of this team is to inventory and discuss potential contractual arrangements for FAS 133 application.

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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

  Twelve months ended September 30, 2000:
  Ratio of earnings to fixed charges                     2.72

  Ratio of earnings to fixed charges and
  preferred                                              2.53
  stock dividend requirements

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

        Exhibit 10   -  Material Contracts

              10.1      Waiver and Employment Agreement among
                        Commonwealth Energy System and certain of its Subsidiaries, Deborah A. McLaughlin and NSTAR, dated September 21, 2000 (NSTAR
                        Form 10-Q for the quarter ended September
                        30, 2000, File No. 1-14768).

              10.2      Change in Control Agreement between James
                        J. Judge and NSTAR, dated August 28, 2000
                        (NSTAR Form 10-Q for the quarter ended
                        September 30, 2000, File No. 1-14768).

              10.3      Change in Control Agreement between
                        Deborah A. McLaughlin and NSTAR, dated
                        September 21, 2000 (NSTAR Form 10-Q for
                        the quarter ended September 30, 2000, File
                        No. 1-14768).

              10.4      Master Trust Agreement between NSTAR and
                        State Street Bank and Trust Company (Rabbi
                        Trust), dated August 25, 1999 (NSTAR Form
                        10-Q for the quarter ended September 30, 2000, File No. 1-14768).

        Exhibit 12   -  Computation of Ratio of Earnings to Fixed
                        Charges

               12.1  -  Computation of ratio of earnings to fixed
                        charges for the twelve months ended
                        September 30, 2000.

               12.2  -  Computation of ratio of earnings to fixed
                        charges and preferred stock dividend
                        requirements for the twelve months ended
                        September 30, 2000.

        Exhibit 15   -  Letter Re Unaudited Interim Financial
                        Information

               15.1  -  Letter of Independent Accountants

                        Form S-4 Registration Statement filed by
                        NSTAR on May 12, 1999 (File No. 333-
                        78285); Post-effective Amendment to Form S-
                        4 on Form S-3 filed by NSTAR on August 19,
                        1999 (File NO. 333-78285); Post-effective
                        Amendment to Form S-4 on Form S-8 filed by
                        NSTAR on August 19, 1999 (File No. 333-
                        78285); Form S-8 Registration Statement
                        filed by NSTAR on August 19, 1999 (File
                        No. 333-85559); and Form S-3 Registration
                        Statement filed by NSTAR on January 12,
                        2000 (File No. 333-94735).

         Exhibit 27  -  Financial Data Schedule

               27.1  -  Schedule UT

         Exhibit 99  -  Additional Exhibits

               99.1  -  Report of Independent Accountants

  b) No Form 8-K was filed during the third quarter of 2000.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Boston Edison Company
                                        (Registrant)





Date: November 13, 2000         /s/ R. J. Weafer Jr.
                                   Robert J. Weafer Jr.
                                   Vice President, Controller
                                   and Chief Accounting
                                   Officer


Exhibit 12.1


                      Boston Edison Company
        Computation of Ratio of Earnings to Fixed Charges
             Twelve Months Ended September 30, 2000
                         (in thousands)

Net income from continuing operations                  $ 129,540

Income taxes                                              90,135

Fixed charges (including securitization certificates)    127,401

   Total                                               $ 347,076
                                                       =========
Interest expense                                       $ 114,501
Interest component of rentals                             12,900

   Total                                               $ 127,401
                                                       =========
Ratio of earnings to fixed charges                          2.72
                                                            ====



                                                     Exhibit 12.2


                      Boston Edison Company
        Computation of Ratio of Earnings to Fixed Charges
            and Preferred Stock Dividend Requirements
             Twelve Months Ended September 30, 2000
                         (in thousands)

Net income from continuing operations                  $ 129,540

Income taxes                                              90,135

Fixed charges (including securitization certificates)    127,401

   Total                                               $ 347,076
                                                       =========
Interest expense                                       $ 114,501
Interest component of rentals                             12,900

   Subtotal                                              127,401

Preferred stock dividend requirements                      9,767

   Total                                               $ 137,168
                                                       =========
Ratio of earnings to fixed charges and preferred            2.53
stock dividends requirements                                ====

 Exhibit 15.1

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                    Re:  Boston Edison Company
                         Registration on
                         Form S-3



We are aware that our report dated November 13, 2000 on our review of the condensed consolidated interim financial information of Boston Edison Company (Boston Edison) as of and for the period ended September 30, 2000 and included in Boston Edison's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Boston Edison's registration statement on Form S-3 (File No. 33-57840). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.






PricewaterhouseCoopers LLP
Boston, Massachusetts
November 13, 2000

                                                     Exhibit 99.1



                Report of Independent Accountants



To the Board of Directors and Shareholders:


We have reviewed the accompanying condensed consolidated balance sheet of Boston Edison Company and its subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income and of retained earnings for each of the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2000 and September 30, 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 26, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PricewaterhouseCoopers LLP
Boston, Massachusetts
November 13, 2000