Form 10-K
period 2000-12-30
BOSTON EDISON CO
filed 2001-03-30
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549-1004

                            Form 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                      EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000
                               OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                      EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                  Commission file number 1-2301

                      BOSTON EDISON COMPANY
     (Exact name of registrant as specified in its charter)

                Massachusetts                    04-1278810
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

        800 Boylston Street, Boston,                02199
                Massachusetts
  (Address of principal executive offices)       (Zip Code)

                         (617) 424-2000
      (Registrant's telephone number, including area code)

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

                                       Outstanding at
       Class of Common Stock           March 29, 2001
     Common Stock, $1 par value          100 shares

The Company meets the conditions set forth in General Instruction
I(1)(a) and (b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

       Documents Incorporated         Part in Form 10-K
            by Reference
                None                    Not Applicable

List of Exhibits begins on page 42 of this report.

                      Boston Edison Company


                     Form 10-K Annual Report


                        December 31, 2000
Part I                                                     Page

Item 1. Business                                             2

Item 2. Properties                                           7

Item 3. Legal Proceedings                                    8


Part II

Item 5. Market for the Registrant's Common Stock and
        Related Stockholder Matters                          8

Item 7. Management's Discussion and Analysis                 9

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                        17

Item 8. Financial Statements and Supplementary Financial
        Information                                         19

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                 42

Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on
         Form 8-K                                           42


                             Part I

Item 1.  Business


(a)  General Development of Business

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility company incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. Its retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

The electric industry has continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries, including Boston Edison, and concentrating its activities in the transmission and distribution of energy. The 1997 Massachusetts Electric Restructuring Act (Restructuring Act) required all electric utilities to divest their generating assets and leave the retail power supply business, in exchange for the right to recover all non-mitigable stranded costs associated with the creation of customer choice and competition.

To complete its divestiture of generating assets, Boston Edison sold Pilgrim Nuclear Generating Station (Pilgrim) in July 1999 for $81 million to Entergy Nuclear Generating Company (Entergy). As part of the sale, Boston Edison, the first company in the nation to successfully sell a nuclear facility, transferred approximately $228 million in decommissioning funds to the purchaser. Entergy, by contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets, plus the net amount to fully fund the decommissioning trust, is included in Regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are currently being collected from customers through the year 2010.

In 1998, Boston Edison completed the sale of all of its fossil generating assets. The amount received above net book value on the sale of these assets is being returned to retail customers over approximately 11 years. Refer to the Generating Assets Divestiture section in Item 7, "Management's Discussion and Analysis" for more information.

Harbor Electric Energy Company (HEEC), a wholly owned subsidiary of Boston Edison, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts. Boston Edison's other wholly owned special-purpose subsidiary, BEC Funding LLC (BEC Funding), was established to facilitate the sale, on July 29, 1999, of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed on the sale of $725 million of electric rate reduction certificates at a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted by the Restructuring Act and authorized by the Commonwealth of Massachusetts Department of Telecommunications and Energy (MDTE). These certificates are non-recourse to Boston Edison.


(b)  Financial Information about Industry Segments

Boston Edison operates as a regulated electric public utility;
therefore industry segment information is not applicable.

(c) Narrative Description of Business

Principal Products and Services

Boston Edison currently delivers electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 2000, Boston Edison served an average of approximately 681,000 customers. Boston Edison also supplies electricity at wholesale for resale to municipal electric departments. Electric operating revenues by class for the last three years consisted of the following:

                                          2000    1999     1998

     Retail electric revenues:
       Commercial                          53%     51%      51%
       Residential                         30%     29%      27%
       Industrial                           9%      9%       9%
       Other                                1%      1%       1%
     Wholesale and contract revenues        7%     10%      12%


Sources and Availability of Electric Power Supply

Boston Edison entered into a six-month agreement effective
January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select provided full energy service requirements, including New England Power
Pool (NEPOOL) capability responsibilities, at Federal Energy Regulatory Commission (FERC)-approved tariff rates to meet the Company's standard offer and default service load requirements through June 30, 2000. Subsequently, Boston Edison entered into two similar six-month agreements to meet the Company's standard offer and default service load requirements with agreements that extended to December 31, 2000. Beginning January 1, 2001, NSTAR Electric's existing portfolio of power purchase contracts has been supplying the majority of Boston Edison's standard offer (including wholesale) energy requirements, supplemented with long-term and daily purchases.

In addition, Boston Edison will continue to buy power generated by Pilgrim from Entergy on a declining basis through 2004.

Information relative to nuclear units that are no longer operating in which Boston Edison has an equity ownership as of December 31, 2000 was as follows:

                                       Connecticut     Yankee
                                          Yankee       Atomic
                                         (dollars in thousands)
       Year of Shutdown                     1996       1992
       Equity Ownership (%)                  9.5        9.5
       Equity Ownership Balance           $7,041       $753


NEPOOL

During 1997, NEPOOL was restructured with changes effecting the membership and governance provisions of the power pooling agreement along with the transfer of operating responsibility of the integrated transmission and generation system in New England to Independent System Operator-New England (ISO-New England). Previously, NEPOOL dispatched generating units for operation based on the lowest operating costs of available generation and transmission. Under the new structure, generators will be required to provide ISO-New England with market prices at which they will sell short-term energy supply. These prices formed the basis for dispatch that began in the second quarter of 1999. As noted in the Sources and Availability of Electric Power Supply section above, NSTAR Electric has existing long-term power purchase contracts that have been supplying the majority of Boston Edison's standard offer (including wholesale) energy requirements, supplemented with long-term and daily purchases/sales in bilateral and spot markets. Therefore, the change to NEPOOL's operations and pricing structure is expected to have no material adverse impact on Boston Edison's costs for purchased electric energy.

Boston Edison entered into a six-month agreement effective January 1, 2001 through June 30, 2001 with a supplier to provide full default service energy and ancillary service requirements at contract rates substantially similar to MDTE-approved tariff rates. A default service request for proposal, for default service power supply beginning July 1, 2001 was issued in early 2001. In addition, NSTAR Electric is managing its ISO-New England capability responsibilities, congestion and uplift costs associated with default service and standard offer load throughout 2001. Refer to Long-Term Power Contracts, Note J, of the Notes to Consolidated Financial Statements for more information.

Franchises

Through its charter, which is unlimited in time, Boston Edison has the right to engage in the business of producing and selling electricity, steam and other forms of energy, has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the actions of these authorities is subject to appeal to the MDTE. The rights to these locations are not limited in time, but are not vested and are subject to the action of these authorities and the legislature. Pursuant to the Restructuring Act enacted in November 1997, the MDTE has defined the service territory of Boston Edison based on the territory actually served on July 1, 1997, and following, to the extent possible, municipal boundaries. The legislation further provided that, until terminated by effect of law or otherwise, Boston Edison shall have the exclusive obligation to provide distribution service to all retail customers within such service territory. No other entity shall provide distribution service within this territory without the written consent of Boston Edison which consent must be filed with the MDTE and the municipality so affected.

Regulation

Boston Edison and its wholly owned subsidiaries, HEEC and BEC Funding, operate primarily under the authority of the MDTE, whose jurisdiction includes supervision over retail rates for distribution of electricity, financing and investing activities. In addition, the FERC has jurisdiction over various phases of Boston Edison's electric utility businesses including rates for electricity sold at wholesale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of the system of accounts.

Retail Electric Rates

As a result of electric industry restructuring, Boston Edison has unbundled its rates, provided customers with inflation adjusted rates that are 15 percent lower than rates in effect prior to March 1, 1998, the retail access date, and have afforded customers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by Boston Edison include optional standard offer service and default service.

Standard offer service is the electricity that is supplied to eligible customers by the retail electric subsidiaries until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service (from March 1, 1998) to give the customer time to learn about competitive power suppliers. The price of standard offer service increases over time. Default service is supplied by the local distribution company when a customer is not eligible for standard offer service or receiving power from a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges are reconciled to actual expenditures on an on-going basis.

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

Environmental Matters

Boston Edison is subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations. These standards could require modification of existing facilities or curtailment or termination of operations at these facilities. They could also potentially delay or discontinue construction of new facilities and increase capital and operating costs by substantial amounts.
Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties.

Environmental-related capital expenditures for the years 2000 and 1999 were zero and $0.6 million, respectively, and reflect in large measure, the Company's exit from the electric generation business. Management believes that its operating facilities were in substantial compliance with currently applicable statutory and regulatory environmental requirements. Additional expenditures could be required as changes in environmental requirements occur.

Number of Employees

As of December 31, 2000, Boston Edison had approximately 2,014 full-time employees, including approximately 1,442, or 72% of employees, represented by three collective bargaining units covered by separate contracts. In December 2000, the management of NSTAR's utility subsidiaries and eight separate utility union bargaining units reached an agreement to merge most of the unionized workforce, effective January 1, 2001, into Local 369 of the Utility Workers Union of America AFL-CIO. The new agreement results in a single bargaining unit of 2,000 NSTAR Electric and NSTAR Gas employees into one five-year contract expiring May 15, 2005 that will replace seven separate and widely diverse agreements. Management believes it has satisfactory employee relations.


Expenditures and Financings

The most recent estimates of plant expenditures, long-term debt maturities and preferred stock redemption requirements for the years 2001 through 2005 are as follows:
(in thousands)             2001        2002      2003       2004       2005
Capital expenditures   $147,000    $103,000  $ 92,000   $120,000   $ 85,000
Long-term debt         $ 37,100    $ 71,800  $220,000   $ 70,400  $ 70,1000
Preferred stock        $ 50,000           -         -          -          -

Management continuously reviews its plant expenditure and financing programs. These programs and the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Plant expenditures in 2000 and 1999 were $110 million and $125 million, respectively, and consisted primarily of additions to Boston Edison's distribution and transmission systems. The majority of these expenditures were for system reliability and control improvements, customer service enhancements and capacity expansion to allow for long-range growth in the Boston Edison service territory.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Boston Edison delivers electricity to retail and wholesale customers in the Boston area. Boston Edison does not have any foreign operations or export sales.

Item 2.  Properties

Boston Edison's high-tension transmission lines are generally located on land either owned or subject to easements in its favor. Its low-tension distribution lines are located principally on public property under permission granted by municipal and other state authorities.

As of December 31, 2000, Boston Edison's transmission system consisted of 376 miles of overhead circuits operating at 115, 230 and 345 kilovolts (kV) and 177 miles of underground circuits operating at 115 and 345 kV. The substations supported by these lines are 45 transmission or combined transmission and distribution substations with transformer capacity of 11,053 megavolt amperes (MVA), 574 distribution substations with transformer capacity of 932 MVA and 16 primary network units with 79 MVA capacity. In addition, high tension service was delivered to 248 customers' substations. Primary and secondary overhead and underground distribution systems cover approximately 10,800 and 5,980 circuit miles, respectively. HEEC, Boston Edison's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115 kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts. HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at this location.

Item 3.  Legal Proceedings

Industry and corporate restructuring legal proceedings

The 1998 MDTE order approving Boston Edison's restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

Regulatory proceedings

In the Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's business operations, the consolidated financial position, results of operations and cash flows in the near term.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group and authorized Boston Edison to invest up to $45 million in non-utility activities. Hearings were completed during 1999 and no further developments have occurred at this time. Management is currently unable to determine the timing and outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

Other litigation

In the normal course of its business, Boston Edison and its subsidiaries are also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period.

Part II

Item 5. Market for the Registrant's Common Stock and Related
Stockholder Matters

The information required by this item is not applicable because all of the common stock of Boston Edison is held solely by NSTAR, its parent company.

Market information for the common stock of NSTAR is included in
Item 5 of NSTAR's Annual Report on Form 10-K for the year ended
December 31, 2000.

Item 7.  Management's Discussion and Analysis

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts' law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. Its retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

Merger of BEC Energy and Commonwealth Energy System

An integral part of the merger creating NSTAR is the rate plan of the retail utility subsidiaries of BEC and COM/Energy, including Boston Edison, that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the Retail Electric Rates section of this Discussion and Analysis for more information.

The merger of BEC and COM/Energy was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. In accordance with Accounting Principles Board (APB) No. 16 - Business Combinations, all goodwill has been recorded on the books of the subsidiaries of COM/Energy. However, under the merger rate plan approved by the MDTE, all of NSTAR's utility subsidiaries share in the recovery of goodwill in their rates.
As a result, goodwill amortization expense is allocated to Boston Edison from ComElectric, Cambridge Electric and NSTAR Gas through an intercompany charge. The Company is currently recovering such amount in its rates.

NSTAR recorded goodwill associated with the merger of BEC Energy and COM/Energy of approximately $490 million, resulting in an annual amortization of goodwill of approximately $12.2 million. Boston Edison will be allocated $319 million of goodwill and will expense this amount. Such amount is being recovered in Boston Edison's rates and is treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. As of December 31, 2000, Boston Edison's portion of goodwill and costs to achieve amortization are approximately
$8 million and $7 million, respectively. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. A majority of costs to achieve the merger have been for severance costs associated with a voluntary separation program (VSP) in which approximately 700 NSTAR Electric and Gas employees elected to participate. The VSP was completed by the end of August 2000. These amounts are expected to be offset by ongoing future cost savings from streamlined operations and avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies.

Generating Assets Divestiture

To complete its divestiture of generating assets, Boston Edison sold its Pilgrim Nuclear Generating Station (Pilgrim) in July 1999 for $81 million to Entergy Nuclear Generating Company (Entergy). As part of the sale, Boston Edison, the first company in the nation to successfully sell a nuclear facility, transferred approximately $228 million in decommissioning funds to Entergy. Entergy, by contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets, plus the net amount to fully fund the decommissioning trust, is included in Regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are currently being collected from customers through the year 2010.

In 1998, Boston Edison completed the sale of all of its fossil generating assets. The amount received above net book value on the sale of these assets is being returned to customers over approximately 11 years.

Securitization of Boston Edison's Transition Charge

On July 27, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Retail Electric Rates

As a result of the Restructuring Act, Boston Edison currently provides its standard offer customers service at inflation-adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

The Restructuring Act requires electric distribution companies to obtain and resell power to retail customers that choose not to buy energy from a competitive energy supplier. This is through either "standard offer service" or "default service." Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier are provided "default service." The price of default service is intended to reflect the average competitive market price for power. NSTAR Electric has existing long-term power purchase contracts. These long-term contracts will supply approximately 90% - 95% of its standard offer obligations. NSTAR Electric has entered into six-month and shorter-term agreements to meet the remaining standard offer service obligation and continues to evaluate further proposals. In November 2000, NSTAR Electric entered into power purchase agreements to meet all of its default service supply obligation for the period January through June 2001. NSTAR Electric expects to continue periodic market solicitations for default service power supply consistent with provisions of the Restructuring Act and MDTE orders. The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

Boston Edison's accumulated cost to provide default and standard offer services is in excess of the revenues it has been allowed to bill as of December 31, 2000. As a result, Boston Edison has recorded, at December 31, 2000, a regulatory asset of approximately $193.6 million that is reflected as a component of Current assets on the accompanying Consolidated Balance Sheets. At December 31, 1999, costs incurred in excess of revenues collected amounted to $44.3 million and were reflected as a non-current Regulatory asset.

Under applicable restructuring plans or settlements approved by the MDTE, Boston Edison must, on an annual basis, file proposed adjustments to its rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for its standard offer, default service, transmission and transition charges. Boston Edison made such a filing with the MDTE in the Fall of 1999. The MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciling the prior year's costs and revenues related to the Company's transition and transmission charges and the charges for standard offer and default service. The MDTE approved a settlement agreement that resolved the majority of these issues, including all outstanding issues related to Pilgrim, certain cost allocations and other related issues that have been contested; however, the MDTE has not yet rendered a final decision. In November 2000, Boston Edison made a similar filing containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 1999. The MDTE has approved rate adjustments effective January 1, 2001, but it has not yet ruled on the reconciliation component of the filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, Boston Edison has also made separate filings with the MDTE concerning charges for standard offer and default service. Boston Edison has filed with the MDTE a request for approval to increase its standard offer service rate for 2001 based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. On December 11, 2000, the MDTE approved an increase in the standard offer rate of 1.321 cents per kWh for the Company. The MDTE ruled that the fuel adjustments did not have to meet the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates in July 2001. On October 19, 2000, the MDTE approved Boston Edison's request to increase the price of default service to 6.28 cents per kWh, effective December 1, 2000. On November 9, 2000, the Company filed a request with the MDTE for an additional increase for default service to reflect market costs for the period January 1, 2001 through June 30, 2001. On December 4, 2000, the MDTE approved market-based default service rates covering this period. These and future prices for default service are based upon market solicitations for power supply for default service consistent with provisions of the Restructuring Act and MDTE orders.

Under its restructuring settlement agreement, Boston Edison's distribution business was subject to an annual minimum and maximum return on average common equity (ROE) through December 31, 2000. The ROE was subject to a floor of 6% and a ceiling of 11.75%. If the ROE was below 6%, Boston Edison was authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE was above 11%, it was required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment was made if the ROE was between 6% and 11%. In addition, distribution rates continue to be subject to adjustment for any changes in tax laws or accounting principles that result in a change in costs of more than $1 million. No adjustments have been made to Boston Edison's distribution rates due to either one of these mechanisms.


Results of Operations

2000 verses 1999

Net income was $146 million in 2000 compared to $160.3 million in 1999, a decrease of 9%.

Operating revenues

Operating revenues increased 8% from 1999 as follows:
 (in thousands)

 Retail revenues                                $  145,743
 Wholesale revenues                                (29,335)
 Short-term sales and other revenues                 8,621

   Increase in operating revenues               $  125,029
                                                 =========


Retail revenues were $1,533.2 million in 2000 compared to $1,387.5 million in 1999, an increase of $145.7 million or 11%. This change reflects a 3.2% increase in retail kilowatt-hour
(kWh) electric sales. The increase in retail kWh sales is the result of a strong local economy as indicated by a 2.2% improvement in the overall Massachusetts employment rate, new construction and customer growth. Additionally, Boston Edison recognized incentive revenue entitlements for successfully lowering transition charges, and will continue to earn these entitlements as it lowers transition charges through 2009. The incentive entitlements relate to 1998, 1999 and 2000, and will be collected from customers in 2001. In addition, Boston Edison increased standard offer and default service rates in January and December 2000, which are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $73.2 million in 2000 compared to $102.5 million in 1999, a decrease of $29.3 million or 29%.
This decrease in wholesale revenues primarily reflects the absence of sales to Pilgrim contract customers due to the sale of Pilgrim in July 1999.

Other revenues were $65.5 million in 2000 compared to $56.9 million in 1999, an increase of $8.6 million or 15%. This revenue increase primarily reflects higher transmission revenues in 2000 compared to refunds credited to wholesale customers in 1999 resulting from a Federal Energy Regulatory Commission (FERC)- approved settlement with transmission contract customers.

Operating expenses

Purchased power and fuel expense was $839.7 million in 2000 compared to $645.2 million in 1999, an increase of $194.5 million or 30%. Purchased power expense increased $223 million reflecting the increase in purchased power requirements due to the sale of Pilgrim during 1999, an overall increase in the cost of wholesale power and increased requirements resulting from increased kWh sales. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Boston Edison's fuel and purchased power expenses reflects a deferral of $145 million in 2000 and $56 million in 1999 related to these rate recovery mechanisms. Due to rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim, which decreased $9.4 million due to the sale of the plant in July 1999.

Operations and maintenance expense was $205.7 million in 2000 compared to $271.4 million in 1999, a decrease of $65.7 million or 24%. This change primarily reflects the absence of $36.3 million in nuclear power production expenses due to the sale of the Pilgrim plant in July 1999. As a result of the merger, operations and maintenance cost savings have been realized due to reduced staffing levels and operating efficiencies. In addition, Boston Edison experienced significantly lower costs for employee pensions and benefits in 2000.

Depreciation and amortization expense was $169.3 million in 2000 compared to $176.7 million in 1999, a decrease of $7.4 million or 4%. This decrease primarily reflects the impact of the sale of Pilgrim in July 1999. This decrease was partially offset by $7.2 million from the amortization of costs to achieve related to the merger and $8 million from an affiliated company charge for Boston Edison's portion of goodwill. These amounts are being collected from Boston Edison's customers in accordance with the rate plan that was approved by the MDTE on July 27, 1999.

Demand side management (DSM) and renewable energy programs expense was $54.8 million in 2000 compared to $57.5 million in 1999, a decrease of $2.7 million or 5%. This decrease reflects an 8.1% decrease in the energy conservation rate as of January 1, 2000. In accordance with restructuring legislation and the settlement agreement, these costs are collected from customers on a fully reconciling basis. Therefore, the change has no impact on earnings.

Property and other taxes were $55.9 million in 2000 compared to $68.8 million in 1999, a decrease of $12.9 million or 19%. The decrease primarily reflects lower municipal property taxes resulting from the divestiture of Pilgrim.

Income taxes from operations were $95.9 million in 2000 compared to $91 million in 1999, an increase of $4.9 million or 5.4%.
This increase reflects higher pretax operating income in 2000.

Other income (expense), net

Other income, net of tax was $7.7 million in 2000 compared to $19.8 million in 1999, a net decrease of $12.1 million or 61%. Income tax benefits in 1999 were $13.9 million, which included $20.8 million related to the recognition of previously deferred investment tax credits associated with the Pilgrim station that was sold in 1999, partially offset by miscellaneous non-operating expense of $8.5 million. Interest income of $5 million in 2000 compared to $3.7 million in 1999, reflects an increase due to interest received from a third party amounting to $4.4 million related to the Pilgrim wholesale contract buyout and was partially offset by a decrease in non-utility revenues.

Interest charges

Interest on long-term debt and transition property securitization certificates was $98.3 million in 2000 compared to $91.6 million in 1999, an increase of $6.7 million or 7.3%. The increase reflects approximately $25.1 million of interest related to transition property securitization certificates issued in July 1999. These increases were partially offset by approximately $18.4 million in reductions related to the following retirements:
$65 million of 6.8% debentures, $34 million of 9.875% debentures and $100 million of 6.05% debentures during 2000.

Other interest charges were $15.9 million in 2000 compared to $6.2 million in 1999, an increase of $9.7 million or 156%. The increase primarily reflects interest associated with the reconciliation of the 1998 and 1999 transition charge true-up filings with the MDTE in November 2000. In addition, interest on short-term debt used to finance the above referenced long-term debt retirements contributed toward this increase.

Other Matters

Environmental

Boston Edison is involved in approximately 16 state-regulated properties where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to have potential liability as a potentially responsible party (PRP) in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Through December 31, 2000, Boston Edison had approximately $5 million accrued on its Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on preliminary assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of operations for a reporting period in the near term.

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

Industry and corporate restructuring legal proceedings

The 1998 MDTE order approving Boston Edison's electric restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

Regulatory proceedings

In the Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. Management is currently unable to determine the timing and outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on the Company's business operations, its consolidated financial position, cash flows or results of operations for a reporting period.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in non-utility activities. Hearings were completed during 1999 and no further developments have occurred as of this time. Management is currently unable to determine the timing and outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

Other litigation

In the normal course of its business, Boston Edison and its subsidiaries are also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period.

Number of employees

As of December 31, 2000, Boston Edison had approximately 2,014 full-time employees, including approximately 1,442 or 72% of employees represented by three collective bargaining units covered by separate contracts. In December 2000, the management of NSTAR's utility subsidiaries and eight separate utility union bargaining units reached an agreement to merge most of the unionized workforce, effective January 1, 2001, into Local 369 of the Utility Workers Union of America AFL-CIO. The new agreement results in a single bargaining unit of 2,000 NSTAR Electric and NSTAR Gas employees into one five-year contract expiring May 15, 2005 that will replace seven separate and widely diverse agreements. Management believes it has satisfactory employee relations.

Interest rate risk

Boston Edison is exposed to changes in interest rates primarily based on levels of short-term debt outstanding. Carrying amounts, fair values of mandatory redeemable cumulative preferred stock and indebtedness (excluding notes payable) and the weighted average cost as of December 31, 2000 and 1999, were as follows:

  (in thousands)                                           Weighted
                                 Carrying       Fair        Average
  2000                            Amount        Value    Interest Rate
  Mandatory redeemable
  cumulative preferred stock  $   49,519     $   50,890      8.00%
  Long-term indebtedness      $1,198,857     $1,198,695      7.58%

  1999
  Mandatory redeemable
  cumulative preferred stock  $   49,279     $   52,250      8.00%

  Long-term indebtedness      $1,476,431     $1,500,340      7.07%

New accounting principles

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and as amended by Statements of Financial Accounting Standards Nos. 137 and 138, collectively referred to as SFAS 133. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

Boston Edison has begun to adopt SFAS 133 as of January 1, 2001. The impact of this adoption has been assessed by the management of the Company. As a part of this assessment, the Company formed an implementation team in 2000 consisting of key individuals from various operational and financial areas of the organization. The primary role of this team was to inventory and determine the impact of potential contractual arrangements for SFAS 133 application. The implementation team has performed extensive reviews of critical operating areas of Boston Edison and has documented its procedures in applying the requirements of SFAS 133 to Boston Edison's contractual arrangements in effect on January 1, 2001. Based on Boston Edison's assessment to date, the adoption of SFAS 133 will not have a material adverse effect on its results of operations, cash flows, or financial position as of January 1, 2001.

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

The preceding sections include certain forward-looking statements about operating results and environmental and legal issues.

The impact of continued cost control procedures on operating results could differ from current expectations. The effects of changes in economic conditions, tax rates, interest rates, technology, prices and availability of operating supplies could materially affect the projected operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
Risk

Although the Company has material commodity purchase contracts and financial instruments (debt), these instruments are not subject to market risk. The Company has a standard offer service mechanism which allows for the recovery of fuel costs from customers. The fuel adjustment mechanism allows the Company to pass all costs related to the purchase of commodities to the customer, thereby insulating the Company from market risk.

Similarly, any change in the fair market value of the Company's prudently incurred debt obligations realized by the Company would be borne by customers through future rates.



Report of Independent Accountants

To the Stockholder and Directors of Boston Edison Company:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 42, present fairly, in all material respects, the financial position of Boston Edison Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 42, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2001

Item 8.  Financial Statements and Supplementary Financial
Information

                      Boston Edison Company

                Consolidated Statements of Income
                         (in thousands)
                                       Years ended December 31,
                                    2000         1999          1998
Operating revenues              $1,671,846      $1,546,817   $1,622,972

Operating expenses:
  Purchased power and fuel         839,715         645,175      567,806
  Operations and maintenance       205,734         271,358      373,410
  Depreciation and amortization    169,333         176,705      195,610
  Demand side management and
    renewable energy programs       54,836          57,467       51,839
  Taxes-property and other          55,905          68,826       84,091
  Income taxes                      95,852          91,029      100,492
    Total operating expenses     1,421,375       1,310,560    1,373,248

Operating income                   250,471         236,257      249,724

Other income (expense), net          7,699          19,803       (2,941)
Operating and other income         258,170         256,060      246,783

Interest charges:
  Long-term debt                    52,804          71,150       82,951
  Transition property
    securitization certificates     45,505          20,408            -
  Other                             15,902           6,199        8,163
  Allowance for borrowed funds
    used during construction        (2,069)         (2,011)      (1,668)
  Total interest charges           112,142          95,746       89,446

Net income                      $  146,028      $  160,314   $  157,337
                                 =========        ========     ========


Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

                      Boston Edison Company

         Consolidated Statements of Comprehensive Income
                         (in thousands)
                                         Years ended December 31,
                                        2000       1999       1998
Net income                          $ 146,028    $160,314  $ 157,337
Comprehensive (loss) income, net:
Additional minimum non-qualified
  pension liability                      (117)          -          -
Comprehensive income                $ 145,911    $160,314  $ 157,337
                                      ========   ========   ========




                      Boston Edison Company

            Consolidated Statements of Retained Earnings
                           (in thousands)

                                              Years ended December 31,
                                          2000         1999       1998
Balance at the beginning of the year $   1,462    $ 297,347  $ 328,802
Add:
  Net income                           146,028      160,314    157,337
  Dividends transferred from paid in
     capital (a)                       226,541            -          -
  Subtotal                             374,031      457,661    486,139
Deduct:
Dividends declared:
  Dividends to common shareholders           -            -     22,802
  Dividends to Parent                   15,000      450,000    141,000
  Preferred stock                        5,960        5,960      8,765
Transfer of BETG to BEC Energy               -            -      8,392


    Subtotal                            20,960      455,960    180,959
Deduct:
Provision for preferred stock
redemption and issuance costs              239          239      7,833

Balance at the end of year           $ 352,832     $  1,462  $ 297,347
                                      ========      =======   ========



(a) The Company's Board of Directors has determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which were paid out of retained earnings to its sole shareholder, was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.







The accompanying notes are an integral part of the consolidated financial statements.

                      Boston Edison Company

                   Consolidated Balance Sheets
                         (in thousands)
                                             December 31,
Assets                                   2000                  1999
  Utility plant in service,
    at original cost          $2,522,682               $2,494,720
  Less: accumulated
    depreciation                 825,367    $1,697,315    848,544  $1,646,176
Construction work in progress                   39,820                 53,647
  Net utility plant                          1,737,135              1,699,823
Equity investments                              15,512                 19,880
Other investments                                9,599                 10,939
Current assets:
  Cash and cash equivalents       12,125                  117,537
  Restricted cash                  3,625                    3,625
  Accounts receivable-customers,
    net of allowance of $22,415
    and $19,380 in 2000 and
    1999, respectively           200,479                  234,841
Accounts receivable-affiliates    54,392                   84,327
  Regulatory assets              193,641                        -
  Accrued unbilled revenues       66,879                   16,138
  Fuel, materials and
   supplies, at average cost      15,621                   16,226
  Prepaid pension expense
   and other                     155,808      702,570     133,397     606,091
Deferred debits:
  Regulatory assets                           780,974                 866,135
  Other                                        46,250                  38,133
    Total assets                           $3,292,040              $3,241,001
                                            =========               =========
Capitalization and Liabilities
  Common equity                            $  834,836              $  717,823
  Accumulated other
    comprehensive loss, net                      (117)                      -
  Cumulative preferred stock
    of subsidiary                              43,000                  92,279
  Long-term debt                              577,618                 613,283
  Transition property
    securitization certificates               584,130                 646,559
  Current liabilities:
    Long-term debt and
      preferred stock, due
      within one year          $ 50,186                $ 165,667
    Transition property
      securitization
      certificates, due
      within one year            36,443                   50,922
    Notes payable                96,500                        -
    Accounts payable:
      Affiliates                116,610                    3,902
      Other                     115,783                   99,738
    Accrued interest             24,269                   15,460
    Dividends payable               993                      993
    Other                       112,416       553,200    218,224     554,906
Deferred credits
  Accumulated deferred
    income taxes                              590,640                484,629
  Accumulated deferred
    investment tax credits                     20,346                 21,336
  Power contracts                              25,868                 45,123
  Other                                        62,519                 65,063
Commitments and  contingencies
  Total capitalization and
    liabilities                            $3,292,040              $3,241,001
                                            =========               =========
The  accompanying  notes  are  an  integral  part  of  the  consolidated financial statements.

                      Boston Edison Company

              Consolidated Statements of Cash Flows
                         (in thousands)
                                               Years ended December 31,
                                              2000         1999        1998
Operating activities:
  Net income                              $  146,028   $  160,314  $  157,337
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization          161,371      188,078     229,668
      Deferred income taxes and
        investment tax credits                86,962       99,504    (152,798)
      Power contract buyout                        -      (65,781)          -
      Allowance for borrowed funds used
        during construction                   (2,069)      (2,011)     (1,668)
  Net changes in:
  Accounts receivable and accrued
    unbilled revenues                         13,556      (50,736)     29,666
    Fuel, materials and supplies                 605       (1,387)     29,834
    Accounts payable                         128,753      (49,084)      9,834
    Other current assets and liabilities    (341,985)     (77,628)    (25,525)
  Other, net                                  (6,545)      27,828      (7,517)
Net cash provided by operating activities    186,676      229,097     268,831

Investing activities:
  Plant expenditures (excluding AFUDC)      (110,437)    (125,419)   (117,803)
  Costs of nuclear divestiture, net                -      (87,248)          -
  Proceeds from sale of fossil assets              -            -     533,633
  Nuclear fuel expenditures                        -      (16,118)    (26,182)
  Investments                                  4,368       (6,301)    (33,600)
Net cash (used in) provided by investing
  activities                                (106,069)    (235,086)    356,048

Financing activities:
  Issuances:
    Long-term debt                                 -      725,000           -
  Redemptions:
    Preferred stock                                -            -     (71,519)
    Long-term debt                          (251,559)    (203,214)   (201,600)
  Net change in notes payable                 96,500            -    (101,878)
  Dividends paid                             (30,960)    (480,960)   (171,322)
Net cash (used in) provided by financing
  activities                                (186,019)      40,826    (546,319)
Net (decrease) increase in cash and cash
  equivalents                               (105,412)      34,837      78,560
Cash and cash equivalents at the
  beginning of the year                      117,537       82,700       4,140
Cash and cash equivalents at the end of
  the year                                $   12,125   $  117,537  $   82,700
                                            ========     ========    ========
Supplemental disclosures of cash flow
  information:
  Interest, net of amounts capitalized    $  105,735  $   76,926  $   89,531
  Income taxes (refunded) paid            $  (47,312) $       87  $   79,900













The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

1.  Nature of Operations

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. Its retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), and NSTAR Gas Company (NSTAR Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

Boston Edison currently supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 2000, Boston Edison served an average of approximately 681,000 customers. Boston Edison also supplies electricity at wholesale for resale to other utilities and municipal electrical departments.

2.  Basis of Consolidation and Accounting

The accompanying consolidated financial statements for each period presented include the activities of Boston Edison's wholly owned subsidiaries, Harbor Electric Energy Company (HEEC) and BEC Funding LLC (BEC Funding). All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform with the current presentation.

Boston Edison follows accounting policies prescribed by the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In addition, Boston Edison is subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). The accompanying consolidated financial statements conform with Generally Accepted Accounting Principles (GAAP). As a rate-regulated company, Boston Edison has been subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. Refer to Note B to these Consolidated Financial Statements for more information on the accounting implications of the electric utility industry restructuring in Massachusetts.

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

The Company's Board of Directors has determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which were paid out of retained earnings to its sole shareholder, was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.

3.  Revenues

Rate-regulated utility revenues are based on authorized rates approved by the MDTE and the FERC. Estimates of retail base (transmission, distribution and transition) revenues for electricity used by customers but not yet billed are accrued at the end of each accounting period. Revenues of the Company's non-utility subsidiaries are recognized when services are rendered or when the energy is delivered.

4.  Utility Plant

Utility plant is stated at original cost of construction. The costs of replacements of property units are capitalized. Maintenance and repairs and replacements of minor items are expensed as incurred. The original cost of property retired, net of salvage value, and the related costs of removal are charged to accumulated depreciation. Non-utility property is stated at cost or its net realizable value.

5.  Depreciation

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. Excluding the effect of the adjustment discussed below, the overall composite depreciation rates were 3.17%, 3.31% and 3.28% in 2000, 1999 and 1998, respectively.

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

7.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Average AFUDC rates in 2000, 1999 and 1998 were 6.00%, 5.82% and 5.88%, respectively, and represented only the cost of short-term debt.

8.  Cash and Cash Equivalents

Cash and cash equivalents are comprised of liquid securities with maturities of 90 days or less when purchased.

9.  Restricted Cash

Restricted cash represents funds held in reserve for a special-purpose trust on behalf of Boston Edison's wholly owned subsidiary, BEC Funding LLC. If BEC Funding should have insufficient funds to pay for extraordinary expenses, Boston
Edison would be required to make additional contributions or loans.

10.  Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future charges in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:
(in thousands)
                                        2000        1999
Generation-related regulatory
assets, net                          $ 559,121     $ 613,946
Purchased power costs                        -        44,325
Costs to achieve                        71,823        56,666
Power contracts                         25,868        45,123
Income taxes, net                       64,775        65,867
Postretirement benefits costs           12,040        12,822
Redemption premiums                     14,403        16,008
Other                                   32,944        11,378
                                       780,974       866,135
Current assets
  Purchased power costs                193,641             -
      Total regulatory assets        $ 974,615     $ 866,135
                                      ========      ========

The current purchased power costs shown in the table above as of December 31, 2000 is based on a recent MDTE approval of standard offer and default service rates. It is anticipated that this amount will be collected from customers during 2001.

11.  Equity Method of Accounting

Boston Edison uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received.

12.  Related Party Transactions

The accompanying Consolidated Balance Sheets include receivables of $13.7 million and $10 million as of December 31, 2000 and 1999, respectively, from NSTAR Communications, Inc., an affiliate. The receivables are for construction and construction management services provided by Boston Edison and its contractors. Additionally, the December 31, 2000 Consolidated Balance Sheet also includes a $28.6 million receivable from affiliate NSTAR Services Corporation, a $22.8 million payable to ComElectric and Cambridge Electric relating to purchased power. Boston Edison's goodwill amortization expense allocation from its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas was $8 million for 2000 as compared to $2.6 million for 1999. The December 31, 1999 Consolidated Balance Sheet also includes a $67 million receivable from NSTAR. This represents Boston Edison's share of consolidated federal income tax benefits.

13.  Amortization of Goodwill and Costs to Achieve

The merger of BEC and COM/Energy was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. In accordance with Accounting Principles Board (APB) No. 16 - Business Combinations, all goodwill was recorded on the books of the subsidiaries of COM/Energy. However, under the merger rate plan approved by the MDTE, all of NSTAR's utility subsidiaries share in the recovery of goodwill in their rates.
As a result, goodwill amortization expense has been allocated to Boston Edison from ComElectric, Cambridge Electric and NSTAR Gas through an intercompany charge. The Company is currently recovering such amount in its rates.

Goodwill and costs to achieve related to the merger discussed in Note B are being amortized by NSTAR over 40 years and 10 years, respectively.

Note B. Electric Utility Industry Restructuring

1.  Merger of BEC Energy and Commonwealth Energy System

NSTAR recorded goodwill associated with the merger of BEC Energy and COM/Energy of approximately $490 million and the original estimate of transaction and integration costs to achieve the merger was $111 million. Boston Edison's share of goodwill and costs to achieve are approximately $319 million and $72 million, respectively. For NSTAR, goodwill is being amortized over 40 years and will amount to approximately $12.2 million annually, while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. As of December 31, 2000, Boston Edison's portion of goodwill and costs to achieve amortization are approximately $8 million and $7 million, respectively. Goodwill is being recovered in Boston Edison's rates and is treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. The ultimate amortization of the cost to achieve will reflect the total actual costs.

2.  Accounting Implications

Under the traditional revenue requirements model, electric rates are based on the cost of providing electric service. Under this model, Boston Edison has been subject to certain accounting standards that are not applicable to other businesses and industries in general. The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is expected.

The implementation of electric utility industry restructuring has certain accounting implications. The highlights of these include:

a.) Generation-related plant and other regulatory assets

Plant and other regulatory assets related to the generation business are recovered through the transition charge. This recovery occurs over a twelve-year period that began on March 1, 1998, the retail access date in Massachusetts.

b.) Depreciation

The composite depreciation rate for distribution utility plant increased from 2.88% to 2.98% as of the retail access date.

c.) Purchased power and fuel charge

The fuel and purchased power charge ceased as of the retail access date. The net remaining over-collection of fuel and purchased power costs were returned to customers through March 31, 2000. These over-recovered costs are included as an offset to the settlement recovery mechanisms and were included in Regulatory assets on the accompanying Consolidated Balance Sheet for 1999.

d.) Standard offer and default service charge

Customers of Boston Edison as of March 1, 1998 have the option of continuing to buy power at standard offer prices through 2004. The standard offer charge began at 2.8 cents/kWh at the retail access date, increased to 3.2 cents/kWh on June 1, 1998, to 3.69 cents/kWh on January 1, 1999, to 4.5 cents/kWh on January 1, 2000 and 4.894 cents/kWh on January 1, 2001. In addition to the annual rate filings referenced above, the Company has also made separate filings with the MDTE concerning charges for standard offer and default service. The Company has filed with the MDTE a request for approval to increase its standard offer service rates for 2001 based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. On December 11, 2000, the MDTE approved an increase of
1.321 cents/kWh in addition to the standard offer rate of 4.894 cents/kWh for Boston Edison, which resulted in a standard offer service rate of 6.215 cents/kWh. The MDTE ruled that the fuel adjustment did not have to meet the 15% rate reduction requirements under the Restructuring Act. The MDTE will reexamine these rates in July 2001. The cost of providing standard offer service includes fuel and purchased power costs. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a third-party supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through standard offer and default service rates are recovered on a fully reconciling basis.

e.) Distribution and transmission charges

An integral part of the merger is the rate plan of the retail utility subsidiaries of NSTAR that was approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

Distribution rates were subject to a minimum and maximum return on average common equity (ROE) from its distribution business through December 31, 2000. The ROE was subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE was above 11%, it was required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment was made if the ROE was between 6% and 11%. In addition, distribution rates continue to be subject to adjustment for any changes in tax laws or accounting principles that result in a change in costs of more than $1 million. No adjustments have been made to Boston Edison's distribution rates due to either one of these rate mechanisms.

The cost of providing transmission service to distribution customers is recovered on a fully reconciling basis.

f.) Generating Assets Divestiture

On July 13, 1999, Boston Edison completed the sale of the Pilgrim Nuclear Generating Station to Entergy Nuclear Generating Company (Entergy), a subsidiary of Entergy Corporation, for $81 million. In addition to the amount received from Entergy, Boston Edison received a total of approximately $233 million from the Pilgrim contract customers, including $103 million from ComElectric, to terminate their contracts. Approximately $5 million remains to be collected under these termination agreements at December 31, 2000. This compares to $80 million at December 31, 1999. As part of the sale, Boston Edison, the first company in the nation to successfully sell a nuclear facility, transferred its decommissioning trust fund to Entergy. In order to provide Entergy with a fully funded decommissioning trust fund, Boston Edison contributed approximately $271 million to the fund at the time of the sale. As a result of a favorable IRS tax ruling, Boston Edison received $43 million from Entergy reflecting a reduction in the required decommissioning funding. The difference between the total proceeds received and the net book value of the Pilgrim assets sold plus the net amount to fully fund the decommissioning trust is included in Regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are currently being collected from customers through the year 2010 under Boston Edison's settlement agreement. The final amounts to be collected from customers related to Pilgrim are subject to regulatory review.

Completion of the sale of Boston Edison's fossil generating assets took place in May 1998. Boston Edison received proceeds from the sale of $674 million, including $121 million for a six-month transitional power purchase contract. The amount received above net book value on the sale of these assets is being returned to Boston Edison's customers over the settlement period.

On July 27, 1999 BEC Funding closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates to the public. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Note C. Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets of $64.8 million and $65.9 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2000 and 1999, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes consisted of the following:
                                          December 31,
(in thousands)                          2000          1999
Deferred tax liabilities:
  Plant-related                    $ 428,813     $ 336,835
  Other                              322,503       311,153
                                     751,316       647,988
Deferred tax assets:
  Plant-related                       15,262        14,218
  Investment tax credits              12,150        13,490
  Other                              133,264       135,651
                                     160,676       163,359
Net accumulated deferred income    $ 590,640     $ 484,629
taxes                                =======       =======

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property giving rise to the credits.

Components of income tax expense were as follows:
                                     years ended December 31,
(in thousands)                                2000       1999       1998
Current income tax expense (benefit)       $  8,890   $(29,306)   $242,411
Deferred income tax expense (benefit)        87,953    122,584    (137,992)
Investment tax credit amortization             (991)    (2,249)     (3,927)
Income taxes charged to operations           95,852     91,029     100,492
Tax  benefit on other  expense, net           5,046    (22,465)    (17,853)
Total income tax expense                   $100,898    $ 68,564   $ 82,639
                                            =======     =======    =======

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:
                                    2000         1999        1998
Statutory tax rate                  35.0%        35.0%       35.0%
State  income  tax,  net  of
  federal income tax benefit         4.4          4.3         4.6
Investment tax credit amortization  (0.4)       (10.1)       (6.2)
Other                                1.8          0.8         1.0
Effective tax rate                  40.8%        30.0%       34.4%
                                    =====        =====       ====

Income tax expense is reflected net of $20.8 million in 1999 and $10.9 million in 1998, representing investment tax credits recognized as a result of generation asset divestitures.
Excluding this shareholder benefit, the effective tax rate would have been approximately 39% in each year.

Note D. Pensions and Other Postretirement Benefits

1.  Pensions

The Company participates in a defined benefit funded retirement plan that covers substantially all employees. The Company also maintains unfunded supplemental retirement plans for certain management employees of Boston Edison. Effective January 1, 2000, the defined benefit plan was amended to reflect the impact of the transition of all NSTAR union locals to the pension benefits provided under the Local 369 formula. This amendment is reflected in the December 31, 2000 benefit obligation.

Effective January 1, 2000, the COM/Energy defined benefit plan merged into the Company's plan and was subsequently renamed as "The NSTAR Pension Plan." The defined benefit plan was also amended to provide management employees lump sum benefits under a final average pay pension equity formula. Prior to January 1, 2000, these pension benefits were provided under a traditional final average pay formula. This amendment is reflected in the December 31, 1999 benefit obligation.

The changes in the benefit obligation and plan assets were as follows:

                                                   December 31,
(in thousands)                                   2000          1999
Change in benefit obligation:
  Benefit obligation, beginning of the year    $ 389,597     $ 497,988
  Merger with COM/Energy Plan                    410,487             -
  Service cost                                    14,636        13,137
  Interest cost                                   59,798        31,658
  Plan participants' contributions                    81           170
  Plan amendments                                 (4,387)       (6,616)
  Actuarial loss/(gain)                           59,815       (51,648)
  Curtailment loss                                     -         8,156
  Special termination benefit                          -         8,158
  Settlement payments                            (77,256)      (92,484)
  Benefits paid                                  (48,413)      (18,922)
    Benefit obligation, end of the year        $ 804,358     $ 389,597
                                                ========     =========

(in thousands)
Change in plan assets:                               2000         1999
  Fair value of plan assets, beginning of
    the year                                    $ 536,216     $ 474,552
  Merger with COM/Energy Plan                     419,282             -
  Actual (loss)/return on plan assets, net        (28,041)      114,724
  Employer contribution                            44,338        58,176
  Plan participants' contributions                     81           170
  Settlement payments                             (77,256)      (92,484)
  Benefits paid                                   (48,413)      (18,922)
    Fair value of plan assets, end of the year  $ 846,207     $ 536,216
                                                 ========     =========

The plans' funded status was as follows:
                                                December 31,
(in thousands)                                2000           1999
Funded status                               $ 41,849      $146,619
Unrecognized actuarial net loss/(gain)       104,817       (32,625)
Unrecognized transition obligation             2,182         2,783
Unrecognized prior service (benefit)/cost     (3,340)        6,341
    Net amount recognized                   $145,508      $123,118
                                            ========      ========

Amounts recognized in the Consolidated Balance Sheets consisted of:
                                              2000        1999
(in thousands)
Prepaid retirement cost                    $ 149,890      $125,664
Accrued supplemental retirement liability    (13,306)       (8,232)
Intangible asset                               7,285         5,686
Accumulated other comprehensive income         1,639             -
    Net amount recognized                  $ 145,508      $123,118
                                             =======       =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental retirement plan with accumulated benefit obligations in excess of plan assets were $14,067,000, $13,306,000 and $0, respectively, as of December 31, 2000, and $10,325,000, $8,232,000 and $0,
respectively, as of December 31, 1999.

Weighted average assumptions were as follows:
                                            2000     1999      1998
Discount rate at the end of the year        7.50%    8.00%     6.50%
Expected  return on plan  assets  for
  the year (net of investment expenses)     9.30%    9.00%     9.00%
Rate of compensation increase at the
end of   the year                           4.00%    4.00%     4.00%

Components of net periodic benefit cost were as follows:
(in thousands)                              2000           1999      1998
  Service cost                            $ 14,636      $ 13,137   $13,645
  Interest cost                             59,798        31,658    31,981
  Expected return on plan assets           (85,884)      (41,295)  (39,140)
  Amortization of prior service cost           448         1,610     1,847
  Amortization of transition obligation        601           664       860
  Recognized actuarial loss                      -         3,754       808
    Net periodic benefit (income)/cost    $(10,401)     $  9,528   $10,001
                                           =======       =======    ======

As a result of merger-related separation agreements and nuclear divestiture, amounts recognized for curtailment, settlement and special termination benefit costs were $9,555,000, $930,000 and $8,158,000, respectively, for 1999. In addition, $9,623,000 was recognized as a result of pension settlements in 2000. The majority of these charges will be recovered from customers and is a component of Regulatory assets on the accompanying Consolidated Balance Sheets. The amounts resulting from the merger-related separation agreements and generation divestitures are recoverable under the Boston Edison settlement agreement.

Boston Edison also provides defined contribution 401(k) plans for substantially all employees. Matching contributions (which are equal to 50% of the employees' deferral up to 8% of compensation) included in the accompanying Consolidated Statements of Income amounted to $4 million in 2000 and $8 million in both 1999 and 1998.

2.  Other Postretirement Benefits

In addition to pension benefits, Boston Edison also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. These benefits include health and life insurance coverage and reimbursement of certain Medicare premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits. Effective January 1, 2001, amendments were added to reflect negotiated changes to Local 369 as well as the impact of the transition of primarily all NSTAR union locals to the benefits provided under the Local 369 formula. These amendments are reflected in the December 31, 2000 benefit obligation. Effective January 1, 2000, an amendment was added to include certain new managed care features. This amendment is reflected in the December 31, 1999 benefit obligation.

The changes in benefit obligation and plan assets were as
follows:
(in thousands)                                 2000        1999
Change in benefit obligation:
  Benefit obligation, beginning of the year  $ 221,415   $ 258,756
  Service cost                                   2,100       4,043
  Interest cost                                 17,816      17,848
  Plan participants' contributions                 754           -
  Plan amendments                                5,419     (12,271)
  Actuarial loss/(gain)                         22,129     (26,154)
  Curtailment loss                                   -       1,408
  Settlement payments                                -      (5,810)
  Benefits paid                                (14,024)    (16,405)
    Benefit obligation, end of the year      $ 255,609   $ 221,415
                                              ========    ========
Change in plan assets:
  Fair value of plan assets, beginning of
    the year                                 $ 119,838   $ 113,818
  Actual (loss)/return on plan assets          (12,276)     18,355
  Employer contribution                         53,407       9,880
  Plan participants' contributions                 754           -
  Settlement payments                                -      (5,810)
  Benefits paid                                (14,024)    (16,405)
    Fair value of plan assets, end of the
      year                                   $ 147,699   $ 119,838
                                              ========    ========

The plans' funded status and amounts recognized in the
accompanying Consolidated Balance Sheets were as follows:
(in thousands)                                  2000        1999
Funded status                              $(107,910)    $(101,577)
Unrecognized actuarial net loss/(gain)        36,907        (8,732)
Unrecognized transition obligation            67,400        73,016
Unrecognized prior service cost             ( 13,378)      (20,363)
    Net amount recognized                  $ (16,981)    $ (57,656)
                                             =======        =======

Weighted average assumptions were as follows:
                                           2000        1999        1998
Discount  rate at the  end  of the year    7.50%       8.00%      6.50%
Expected return on plan assets
  for the year                             9.00%       9.00%      9.00%

For measurement purposes an 11% weighted annual rate of increase in per capita cost of covered medical claims was assumed for 2001. This rate is assumed to decrease gradually to 5% in 2012 and remain at that level thereafter. Dental claims and Medicare premiums are assumed to increase at a weighted annual rate of 4% and 5%, respectively.

A 1% change in the assumed health care cost trend rate would have the following effects:
                                           One-Percentage-Point
(in thousands)                              Increase    Decrease
Effect on total of service and interest
   costs   components for 2000               $ 2,805      $ (2,102)
Effect on December 31, 2000
postretirement benefit obligation            $34,270      $(26,703)

Components of net periodic benefit cost were as follows:
(in thousands)                                  2000          1999      1998
  Service cost                               $  2,100     $  4,043   $ 3,892
  Interest cost                                17,816       17,848    16,895
  Expected return on plan assets              (11,234)     (10,107)   (8,563)
  Amortization of prior  service cost          (1,566)        (683)     (942)
  Amortization  of   transition obligation      5,616        6,162     8,474
  Recognized actuarial loss                         -          957       662
    Net periodic benefit cost                $ 12,732     $ 18,220   $20,418
                                              =======       ======   =======

As a result of merger-related separation packages and nuclear divestiture, amounts recognized for curtailment and settlement costs were $8,114,000 and $172,000, respectively, for 1999. As a result of the nuclear divestiture, amounts recognized for curtailment and special termination benefit costs were $21,187,000 and $79,000, respectively, for 1998. The amounts resulting from the merger-related separation packages are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR. The amounts resulting from the nuclear divestiture are recoverable under the Boston Edison settlement agreement.

Note E. Capital Stock

(dollars in thousands, except per share amounts)     2000       1999
Common equity:
Common stock, par value $1 per share,
100,000,000 shares authorized; 100
  shares issued and outstanding                   $       -    $       -
Premium on common stock                             475,721      716,361
Retained earnings                                   352,832        1,462
    Total common equity                           $ 828,553    $ 717,823
                                                    =======      =======

Cumulative Preferred Stock

Par value $100 per share, 2,890,000 shares authorized; issued and outstanding:

Non-mandatory redeemable series:
            Current Shares    Redemption                December 31,
  Series     Outstanding      Price/Share     2000          1999

   4.25%       180,000       $103.625       $18,000        $18,000
   4.78%       250,000       $102.80         25,000         25,000
  Total non-mandatory redeemable             43,000         43,000
series

Mandatory redeemable series:

            Current Shares   Redemption
  Series     Outstanding     Price/Share

   8.00%       500,000       $100.00         50,000         50,000
Less redemption and issuance costs              481            721
  Total mandatory redeemableseries           49,519         49,279
                                             92,519         92,279
Less amount due within one year              49,519              -
  Total cumulative preferred stock          $43,000        $92,279
                                             ======         ======

1. Common Shares

Common shares issuances and repurchases in 1998 through 2000 were as follows:

                                        Common Shares
                               Number of
(in thousands)                   Shares     Par Value     Premium
Balance at December 31, 1997     48,515     $ 48,515    $ 696,137
  Dividends to BEC Energy       (48,515)     (48,515)      48,516
  Stock incentive plan                                     (2,109)
Balance at December 31,1998           -            -      742,544

  Reclassification of
    retained earnings at merger                            (25,000)
  Stock incentive plan                                      (1,183)
Balance at December 31,1999           -            -       716,361

Reclassification of return
  of capital dividends (a)                                (226,541)
  Return of capital dividends                              (10,000)
  Merger of COM/Energy's
    pension plan                                             6,283
  Stock incentive plan                                      (4,099)
Balance at December 31, 2000           -     $      -    $ 482,004
                                 =======      =======     ========

(a) The Company's Board of Directors has determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which were paid out of retained earnings to its sole shareholder, was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.

2. Cumulative Mandatory Redeemable Preferred Stock

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

Note F. Indebtedness

                                                December 31,
(in thousands)                               2000          1999
Long-term debt
Debentures:
  6.80%, due February 2000                $      -     $   65,000
  6.05%, due August 2000                         -        100,000
  6.80%, due March 2003                    150,000        150,000
  7.80%, due May 2010                      125,000        125,000
  9.875%, due June 2020                          -         34,035
  9.375%, due August 2021                   24,270         24,270
  8.25%, due September 2022                 60,000         60,000
  7.80%, due March 2023                    181,000        181,000
Sewage facility revenue bonds, due          23,014         24,645
through 2015 Massachusetts
Industrial Finance Agency (MIFA) bonds:
  5.75%, due February 2014                  15,000         15,000
Transition Property Securitization
Certificates:
  5.99%, due March 2003                      4,073         80,981
  6.45%, due September 2005                170,610        170,610
  6.62%, due March 2007                    103,390        103,390
  6.91%, due September 2009                170,876        170,876
  7.03%, due March 2012                    171,624        171,624
                                         1,198,857      1,476,431
Amounts due within one year                (37,109)      (216,589)
    Total long-term debt               $ 1,161,748    $ 1,259,842
                                       ===========    ===========

1.  Long-term Debt

The 9.375% series due 2021 are first redeemable in August 2001 at 104.612%, the 8.25% series due 2022 are first redeemable in September 2002 at 103.780% and the 7.80% series due 2023 are first redeemable in March 2003 at 103.730%. None of the other series are redeemable prior to maturity. There is no sinking fund requirement for any series of debentures.

Sewage facility revenue bonds were issued by HEEC. The bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.6 million were made in 2000 and 1999. The weighted average interest rate of the bonds was 7.3%. A portion of the proceeds from the bonds is in a reserve with the trustee. If HEEC should have insufficient funds to pay for extraordinary expenses, Boston Edison would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $1 million.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006.

Boston Edison's Financing Application with the MDTE was approved in October 2000 for authorization to issue from time to time up to $500 million of debt securities through 2002. Proceeds from such issuances covered under this approved financing will be used for repayment or refinancing of certain outstanding equity securities, long-term indebtedness, and for other corporate purposes. On February 20, 2001, Boston Edison filed a registration statement on Form S-3 with the SEC, using a shelf registration process, to issue up to $500 million in debt securities. The registration statement was declared effective by the SEC on February 28, 2001. When issued, Boston Edison will use the proceeds to pay at maturity long-term debt and equity securities, refinance short-term debt and for other corporate purposes.

The aggregate principal amounts of Boston Edison's long-term debt
(including securitization certificates and HEEC sinking fund requirements) due through 2005 are approximately $63.1 million in 2001, $71.8 million in 2002, $219.7 million in 2003, $70.4 million in 2004 and $70.1 in 2005.

In 1999, BEC Funding issued notes in the principal amount of $725 million to a special purpose trust created by two Massachusetts state agencies in exchange for the net proceeds from the sale of $725 million of Rate Reduction certificates issued by the trust on July 29, 1999.

2.  Short-term Debt

Boston Edison has regulatory approval from the FERC to issue up to $350 million of short-term debt. Boston Edison also has a $200 million revolving credit agreement with a group of banks effective through December 31, 2001. In addition, the Company has a $100 million line of credit. Both of these arrangements serve as back-up to Boston Edison's $300 million commercial paper program. As of December 31, 2000, there was $97 million outstanding under its commercial paper program. There was no amount outstanding under this program as of December 31, 1999. Under the terms of this agreement, Boston Edison is required to maintain a common equity ratio of not less than 30% at all times. Commitment fees must be paid on the total agreement amount. The Company was in compliance with these requirements for 2000 and 1999.

Information regarding consolidated short-term borrowings was as follows:
(dollars in thousands)                  2000       1999      1998
Maximum short-term borrowings       $191,000   $221,000  $219,000
Weighted average amount
   outstanding                      $ 96,500   $  2,860  $ 51,483
Weighted average interest rates
excluding commitment fees              6.61%      5.20%     5.81%

Note G. Fair Value of Financial Instruments

The  following methods and assumptions were used to estimate  the
fair  value  of  each  class  of  securities  for  which  it   is
practicable to estimate the value:

Cash and cash equivalents

The carrying amount of $12 million and $118 million, for the years 2000 and 1999, respectively, approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock

The  fair  values of these securities are based upon  the  quoted market prices of similar issues. Carrying amounts and fair values were as follows:
                                          2000                    1999
                                 Carrying       Fair     Carrying      Fair
(in thousands)                    Amount       Value       Amount      Value

Mandatory redeemable
cumulative preferred stock    $   49,519    $   50,890  $   49,279  $   52,250
Long-term unsecured debt      $1,198,857    $1,198,695  $1,476,431  $1,500,340

Note H. Segment and Related Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the disclosure of certain financial and descriptive information by operating segments. Boston Edison operates primarily as a regulated electric public utility for which separate segment information is not applicable.

Note I. Commitments and Contingencies

1.  Contractual Commitments

At December 31, 2000, Boston Edison had estimated contractual obligations for plant and equipment of approximately $104 million.

Boston Edison also has leases for certain facilities and
equipment.  The estimated minimum rental commitments under both transmission agreements and non-cancelable leases for the years after 2000 are as follows:
(in thousands)
2001                                                  $ 17,007
2002                                                    16,579
2003                                                    12,991
2004                                                    12,291
2005                                                    12,300
Years thereafter                                        55,502
      Total                                           $126,670
                                                      ========

The total expense for both lease rentals and transmission agreements was $45.3 million in 2000, $38.7 million in 1999 and $29.4 million in 1998, net of capitalized expenses of $1.7 million in 2000, $1.5 million in 1999 and $1.3 million in 1998.

2.  Equity Investments

Boston Edison has an equity investment of approximately 11% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant, Boston Edison is required to guarantee, in addition to its own share, the total obligations of those participants who do not meet certain credit criteria. At December 31, 2000, Boston Edison's portion of these guarantees was $8 million.

Boston Edison has a 9.5% equity investment of approximately $1 million in Yankee Atomic Electric Company (Yankee Atomic). In 1992, the board of directors of Yankee Atomic voted to discontinue operations of the Yankee Atomic nuclear generating station permanently and decommission the facility. Yankee Atomic received approval from the FERC to continue to collect its investment and decommissioning costs through July 9, 2000, the expiration date of the unit's power contracts. Also, as of that date, the equity owners of the unit completed the recovery of closure (decommissioning) costs and net unrecovered assets. Subsequently, Yankee Atomic initiated a stock buy-back program, approved by the SEC, to redeem 95% of the outstanding stock of Yankee Atomic. Through December 31, 2000, 50% of the 95% of shares outstanding, or 72,866 shares, were redeemed. Boston Edison's reduction of its equity ownership resulting from the buy-back of 6,922 shares was approximately $692,000.

Boston Edison also has a 9.5% equity investment in Connecticut Yankee Atomic Power Company (CYAPC) of approximately $7 million. In December 1996, the board of directors of CYAPC, which owns and operates the Connecticut Yankee nuclear electric generating unit (Connecticut Yankee), unanimously voted to retire the unit. Boston Edison's share of Connecticut Yankee's remaining investment and estimated costs of decommissioning is approximately $26 million as of December 31, 2000. This estimate is recorded on the accompanying Consolidated Balance Sheets as a Power contract liability and an offsetting Regulatory asset.

In December 1996, CYAPC filed for rate relief at the FERC seeking to recover certain post-operating costs, including decommissioning. In August 1998, the FERC Administrative Law Judge (ALJ) released an initial decision regarding CYAPC's filing. This decision called for the disallowance of the common equity return on the CYAPC investment subsequent to the shutdown. The decision also stated that decommissioning collections should continue to be based on a previously approved estimate, with an adjustment for inflation, until a more reliable estimate is developed. In October 1998, both CYAPC and Northeast Utilities, a 49% equity investor in CYAPC, filed briefs on exceptions to the ALJ decision. The case is still pending before the FERC. If the initial decision is upheld by the FERC, CYAPC could be required to write off a portion of its investment in the generating unit and refund a portion of the previously collected return on investment to ratepayers. Management is currently unable to determine the ultimate outcome of this proceeding. However, the estimate of the effect of the ALJ's initial decision does not have a material impact on the Company's consolidated financial position or results of operations.

3.  Environmental Matters

Boston Edison is involved in approximately 16 state-regulated properties where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to have potential liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $5 million is included in the Consolidated Balance Sheets as of December 31, 2000 related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on the Company's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of operations for a reporting period in the near term.

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

4.  Legal Proceedings

Industry and corporate restructuring legal proceedings

The MDTE order approving Boston Edison's restructuring settlement agreement was appealed by certain parties to the SJC. One appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

Regulatory proceedings

In the Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. Management is unable to determine the timing and the outcome of this proceeding. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows for a reporting period.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order that permitted the formation of Boston Energy Technology Group and authorized
Boston Edison to invest up to $45 million in non-utility activities. Hearings were completed during 1999 and no further developments have occurred as of this time. Management is currently unable to determine the timing and the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

Other litigation

In the normal course of its business, Boston Edison is also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period.

Note J. Long-Term Power Contracts

Long-Term Contracts for the Purchase of Electricity

Boston Edison entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select provided full energy service requirements to Boston Edison, including NEPOOL capability responsibilities, at FERC approved tariff rates to meet its standard offer and default service load requirements through June 30, 2000. Subsequently, Boston Edison entered into two similar six-month agreements to meet the Company's standard offer and default service load requirements that extended to December 31, 2000. Boston Edison entered into a six-month agreement effective January 1, 2001 through June 30, 2001 with a supplier to provide full default service energy and ancillary service requirements. A default service request for proposal, applicable for default service power supply beginning July 1, 2001, was issued in early 2001. NSTAR Electric's existing portfolio of power purchase contracts is supplying the majority of Boston Edison's standard offer (including wholesale) energy requirements, supplemented with long-term and daily purchases/sales in the bilateral and spot markets. In addition, NSTAR is managing its NEPOOL capability responsibilities, congestion and uplift costs associated with default service and standard offer load throughout 2001.

Information relating to the contracts as of December 31, 2000 was as follows:
                                                proportionate share (in thousands)
                                     Units of                       Capacity Charge
                                     Capacity     2000      2000         Obligation
                         Contract   Purchased   Capacity   Total   Through Contract
Generating Unit            Date       %    MW       Cost    Cost    Expiration Date
Canal Unit 1               2002     25.0   141  $ 8,717  $34,259     $   17,728
Mass Bay Transportation
Authority - 1              2005    100.0    34      720      865          3,366
Ocean State Power
Unit 1                     2010     23.5    72   11,360   20,689        194,226
Ocean State Power
Unit 2                     2011     23.5    72   12,470   21,528        204,365
Northeast Energy
Associates                   (a)     (a)   219        -  131,236              -
Entergy (Pilgrim)          2004    78.0    673      (b)  163,383            (b)
MassPower                  2013    44.3    117   39,258   55,465        669,624
Mass Bay Transportation
Authority - 2              2019   100.0     34      357      505         41,732
  Total                                         $ 2,882 $427,930     $1,131,041
                                                 ======  =======      =========

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

Boston Edison's total capacity and energy costs associated with these contracts in 2000, 1999 and 1998 were approximately $428 million, $315 million and $239 million, respectively. Boston Edison's capacity charge obligation under these contracts for the years after 2000 is as follows:

                                                      Capacity
(in thousands)                                          Charge
                                                    Obligation
2001                                                $   91,326
2002                                                    90,654
2003                                                    85,342
2004                                                    85,117
2005                                                    86,531
Years thereafter                                       692,071
      Total                                         $1,131,041
                                                     =========

Item  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

None.



                             Part IV

Item  14. Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

(a) The following documents are filed as part of this Form 10-K:
1.  Financial Statements:                                 Page
Consolidated Statements of Income for the years ended
December 31, 2000, 1999 and 1998                            19

Consolidated Statements of Comprehensive Income for
the years ended December 31, 2000, 1999 and 1998            20

Consolidated Statements of Retained Earnings for the
years ended December 31, 2000, 1999 and 1998                20

Consolidated Balance Sheets as of December 31, 2000
and 1999                                                    21

Consolidated Statements of Cash Flows for the years
ended December 31, 2000, 1999 and 1998                      22

Report of Independent Accountants                           18

Notes to Consolidated Financial Statements                  23

2.  Financial Statement Schedules:
Schedule II Valuation and Qualifying Accounts - For
the Years Ended December 31, 2000, 1999 and 1998            51

3.  Exhibits:
Refer to the exhibits listing beginning on the
following page                                              42

(b)  Reports on Form 8-K

     None


Incorporated herein by reference:
                                             Exhibit   SEC Docket
 Exhibit 3   Articles of Incorporation and
             By-Laws

 3.1         Restated Articles of             3.1      1-2301
             Organization                              Form 10-Q
                                                       for the
                                                       quarter
                                                       ended June
                                                       30, 1994.

 3.2         Boston Edison Company Bylaws     3.1      1-2301
             April 19, 1977, as amended                Form 10-Q
             January 22, 1987, January 28,             for the
             1988, May 24, 1988 and                    quarter
             November 22, 1989                         ended June
                                                       30, 1994.

 Exhibit 4   Instruments Defining the
             Rights of Security Holders,
             Including Indentures

 4.1         Medium-Term Notes Series A -     4.1      1-2301
             Indenture dated September 1,              Form 10-Q
             1988, between Boston Edison               for the
             Company and Bank of Montreal              quarter
             Trust Company                             ended
                                                       September
                                                       10, 1988.

 4.1.1       First Supplemental Indenture      4.1     1-2301
             dated June 1, 1990 to                     Form 8-K
             Indenture dated September 1,              dated June
             1988 with  Bank of Montreal               28, 1990.
             Trust Company - 9 7/8%
             debentures due June 1, 2020

 4.2         Indentures of Trust and        4.1.26     1-2301
             Agreement among the City of               Form 10-K
             Boston, Massachusetts (acting             for the
             by and through its Industrial             year ended
             Development Financing                     December
             Authority) and Harbor                     31, 1991.
             Electric Energy Company and
             Shawmut Bank, N.A., as
             Trustees dated November 1,
             1991.

 4.3         Votes of the Pricing           4.1.27     1-2301
             Committee of the Board of                 Form 10-K
             Directors of Boston Edison                for the
             Company taken August 5, 1991              year ended
             re 9 3/8% debentures due                  December
             August 15, 2021.                          31, 1991.


 4.4         Revolving Credit Agreement     4.1.24     1-2301
             dated February 12, 1993.                  Form 10-K
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1992.

 4.4.1       First Amendment to Revolving   4.1.10     1-2301
             Credit Agreement dated May                Form 10-K
             19, 1995                                  for the
                                                       year ended
                                                       December
                                                       31, 1995.

 4.4.2       Second Amendment to Revolving  4.1.4.2    1-2301
             Credit Agreement dated July               Form 10-K
             1, 1997                                   for the
                                                       year ended
                                                       December
                                                       31, 1997.

 4.5         Votes of the Pricing           4.1.25     1-2301
             Committee of the Board of                 Form 10-K
             Directors of Boston Edison                for the
             Company taken September 10,               year ended
             1992 re 8 1/4% debentures due             December
             September 15, 2022.                       31, 1992.

 4.6         Votes of the Pricing           4.1.27     1-2301
             Committee of the Board of                 Form 10-K
             Directors of Boston Edison                for the
             Company taken March 5, 1993               year ended
             re 6.80% debentures due March             December
             15,2003, 7.80% debentures due             31, 1992.
             March 15, 2023

 4.7         Votes of the Pricing            4.1.5     1-2301
             Committee of the Board of                 Form 10-K
             Directors of Boston Edison                for the
             Company taken May 18, 1995 re             year ended
             7.80% debentures due May 15,              December
             2010.                                     31, 1995.

 4.8         Debt Securities issued under              Form S-3 -
             an Indenture between Boston               Registration
             Edison Company and The Bank               Statement,
             of New York (as successor to              filed
             Bank of Montreal Trust Company)           February
                                                       3, 1993,
                                                       File No.
                                                       33-57840.

 4.9         Debt Securities to be issued              Form S-3 -
             on a delayed or continuous                Registration
             basis under an Indenture                  Statement,
             between Boston Edison Company             dated
             and The Bank of New York (as              February
             successor to Bank of Montreal             20, 2001,
             Trust Company)                            File No.
                                                       333-55890.

 Management agrees to furnish to the Securities and Exchange
 Commission, upon request, a copy of any other agreements or instruments of the Registrant defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

 Exhibit 10  Material Contracts

 10.1        Boston Edison Company           10.11     1-2301
             Deferred Fee Plan dated                   Form 10-K
             January 14, 1993                          for the
                                                       year ended
                                                       December
                                                       31, 1992.

 10.2        Deferred Compensation Trust     10.10     1-2301
             between Boston Edison Company             Form 10-K
             and State Street Bank and                 for the
             Trust Company dated February              year ended
             2, 1993.                                  December
                                                       31, 1993.

 10.2.1      Amendment No. 1 to Deferred    10.5.1     1-2301
             Compensation Trust dated                  Form 10-K
             March 31, 1994                            for the
                                                       year ended
                                                       December
                                                       31, 1994.

 10.3        Employment Agreement            10.18     1-2301
             applicable to Ronald A.                   Form 10-K
             Ledgett dated April 30,                   for the
             1987                                      year ended
                                                       December
                                                       31, 1994.

 10.4        Boston Edison Company           10.12     1-2301
             Restructuring Settlement                  Form 10-K
             Agreement dated July 1997                 for the
                                                       year ended
                                                       December
                                                       31, 1997.

 10.5        Boston Edison Company and        10.1     1-2301
             Sithe Energies, Inc. Purchase             Form 10-Q
             and Sale and Transition                   for the
             Agreements dated December 10,             quarter
             1997.                                     ended March
                                                       31, 1998.

 10.6        Boston Edison Company           10.11     1-2301
             Directors' Deferred Fee Plan              Form 10-K
             Restatement effective October             for the
             1, 1998.                                  year ended
                                                       December
                                                       31, 1999.

 10.7        Boston Edison Company and       10.12     1-2301
             Entergy Nuclear Generation                Form 10-K
             Company Purchase and Sale                 for the
             Agreement dated November 18,              year ended
             1998.                                     December
                                                       31, 1999.

 10.8        NSTAR Excess Benefit Plan        10.1     1-14768
             effective August 25, 1999.                (NSTAR)
                                                       Form 10-K/A
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1999.

 10.9        NSTAR Supplemental Executive     10.2     1-14768
             Retirement Plan effective                 (NSTAR)
             August 25, 1999.                          Form 10-K/A
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1999.

 10.10       Special Supplemental             10.3     1-14768
             Executive Retirement                      (NSTAR)
             Agreement between Boston                  Form 10-K/A
             Edison Company and Thomas J.              for the
             May dated March 13, 1999,                 year ended
             regarding Key Executive                   December
             Benefit Plan and Supplemental             31, 1999.
             Executive Retirement Plan.

 10.11       Key Executive Benefit Plan       10.4     1-14768
             Agreement dated as of October             (NSTAR)
             1, 1983 between Boston Edison             Form 10-K/A
             Company and Thomas J. May.                for the
                                                       year ended
                                                       December
                                                       31, 1999.

 10.12       Key Executive Benefit Plan       10.5     1-14768
             Agreement dated September 1,              (NSTAR)
             1989 between Boston Edison                Form 10-K/A
             Company and Ronald A.                     for the
             Ledgett.                                  year ended
                                                       December
                                                       31, 1999.

 10.13       Change in Control Agreement      10.9     1-14768
             between NSTAR and Thomas J.               (NSTAR)
             May dated May 11, 1999.                   Form 10-K/A
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1999.


 10.14       Change in Control Agreement     10.10     1-14768
             between NSTAR and Russell D.              (NSTAR)
             Wright dated May 11, 1999.                Form 10-K/A
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1999.

 10.15       NSTAR Deferred Compensation     10.12     1-14768
             Plan (Restated Effective                  (NSTAR)
             August 25, 1999).                         Form 10-K/A
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1999.

 10.16       NSTAR 1997 Share Incentive      10.14     1-14768
             Plan, as amended.                         (NSTAR)
                                                       Form 10-K/A
                                                       for the
                                                       year ended
                                                       December
                                                       31, 1999.

 10.17       Waiver and Employment                     NSTAR Form
             Agreement among Commonwealth              10-Q for
             Energy System and certain of              the quarter
             its Subsidiaries, Deborah A.              ended
             McLaughlin and NSTAR, dated               September
             September 21, 2000                        30, 2000,
                                                       File No. 1-
                                                       14768.

 10.18       Change in Control Agreement               NSTAR Form
             between James J. Judge and                10-Q for
             NSTAR, dated August 28, 2000              the quarter
                                                       ended
                                                       September
                                                       30, 2000,
                                                       File No. 1-
                                                       14768

 10.19       Change in Control Agreement               NSTAR Form
             between Deborah A. McLaughlin             10-Q for
             and NSTAR, dated September                the quarter
             21, 2000                                  ended
                                                       September
                                                       30, 2000,
                                                       File No. 1-
                                                       14768

 10.20       Master Trust Agreement                    NSTAR Form
             between NSTAR and State                   10-Q for
             Street Bank and Trust Company             the quarter
             (Rabbi Trust), dated August               ended
             25, 1999                                  September
                                                       30, 2000,
                                                       File No. 1-
                                                       14768


 Filed herewith:
 Exhibit 12  Statement to Computation of
             Ratios

 12.1        Computation of Ratio of                   1-2301
             Earnings to Fixed Charges for             Form 10-K
             the Year Ended December 31,               for the
             2000                                      year ended
                                                       December
                                                       31, 2000.

   12.2      Computation of Ratio of                   1-2301
             Earnings to Fixed Charges and             Form 10-K
             Preferred Stock Dividend                  for the
             Requirements for the Year                 year ended
             Ended December 31, 2000                   December
                                                       31, 2000.
 Incorporated herein by reference:
 Exhibit 21  Subsidiaries of the
             Registrant

 21.1        Harbor Electric Energy                    I-2301
             Company (incorporated in                  Form 10-K
             Massachusetts), a wholly                  for the
             owned subsidiary of Boston                year ended
             Edison Company                            December
                                                       31, 1999


 Filed herewith:
 Exhibit 23  Consent of Independent
             Accountants

 23.1        Consent of Independent                    1-2301
             Accountants to incorporate by             Form 10-K
             reference their opinion                   for the
             included with this Form                   year ended
             10-K in the Form S-3                      December
             Registration Statements filed             31, 2000.
             by Boston Edison Company on
             February 1, 1993 (File No. 33-
             57840) and February 20, 2001
             (File No. 333-55890).

Incorporated herein by reference:
Exhibit 99  Additional Exhibits

 99.1        Settlement Agreement between     28.1     1-2301
             Boston Edison Company and                 Form 8-K
             Commonwealth Electric                     dated
             Company, Montaup Electric                 December
             Company the Municipal Light               21, 1989
             Department of the Town of
             Reading, Massachusetts, dated
             January 5, 1990.

 99.2        Settlement Agreement Between     28.2     1-2301
             Boston Edison Company and                 Form 10-Q
             City of Holyoke Gas and                   for the
             Electric Department et. Al.,              quarter
             dated April 24, 1990.                     ended March
                                                       31, 1990


 99.3        Information required by SEC               1-2301
             Form 11-K for certain                     Form 10-K/A
             employee benefit plans for                Amendments
             the years ended December 31,              to Form 10-
             1997, 1996 and 1995.                      K for the
                                                       years ended
                                                       December
                                                       31, 1997,
                                                       1996 and
                                                       1995 dated
                                                       June 25,
                                                       1998, June
                                                       26, 1997
                                                       and June
                                                       27, 1996
                                                       respectively.



                           SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                    Balance at   Provisions             Deductions    Balance
                    Beginning    Charged to             Accounts      At End
Description         Of Year      Operations  Recoveries Written Off   Of Year


Year Ended December 31, 2000

Allowance for
  DoubtfulAccounts   $19,380       $11,954    $    471     $(9,390)   $22,415

Year Ended December 31, 1999

Allowance for
  Doubtful Accounts  $ 9,071       $22,649    $  4,356    $(16,696)   $19,380

Year Ended December 31,1998

Allowance for
  Doubtful Accounts  $10,233       $ 9,555    $  4,242    $(14,959)    $9,071







FORM 10-K                                              DECEMBER 31, 2000

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOSTON EDISON COMPANY
                                         (Registrant)

                                 By:  /s/THOMAS J. MAY
                                      Thomas J. May,
                                      Chairman of the Board
                                      and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/THOMAS J. MAY                          March 29, 2001
Thomas J. May,
Chairman of the Board and
Chief Executive Officer


/s/RUSSELL D. WRIGHT                      March 29, 2001
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

/s/JAMES J. JUDGE                         March 29, 2001
James J. Judge,
Senior Vice President, Treasurer and
Chief Financial Officer

/s/ROBERT J. WEAFER,JR.                   March 29, 2001
Robert J. Weafer, Jr.,
Vice President, Controller and
Chief Accounting Officer

A majority of the Board of Directors

/s/THOMAS J. MAY                          March 29, 2001
Thomas J. May, Director

/s/RUSSELL D. WRIGHT                      March 29, 2001
Russell D. Wright, Director

/s/JAMES J. JUDGE                         March 29, 2001
James J. Judge, Director