Form 10-Q
period 2001-03-31
BOSTON EDISON CO
filed 2001-05-15
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2001

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________ to __________


                  Commission file number 1-2301


                      BOSTON EDISON COMPANY
     (Exact name of registrant as specified in its charter)

            Massachusetts                        04-1278810
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

800 Boylston Street, Boston, Massachusettes         02199
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

             Class                 Outstanding at May 14, 2001
  Common Stock, $1 par value                100 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements


                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)
                                          Three Months Ended March 31,
                                                    2001          2000

Operating revenues                             $ 466,162     $ 376,443

Operating expenses:
  Purchased power                                276,785       194,579
  Operations and maintenance                      51,549        56,360
  Depreciation and amortization                   42,264        41,534
  Demand side management and renewable
    energy programs                               13,767        13,681
  Taxes - property and other                      18,126        16,765
  Income taxes                                    16,388        11,493
    Total operating expenses                     418,879       334,412

Operating income                                  47,283        42,031

Other income, net                                    832           815
Operating and other income                        48,115        42,846

Interest charges:
  Long term debt                                  11,800        14,325
  Transition property securitization              10,798        11,946
certificates
  Other                                            2,414           682
  Allowance for borrowed funds used during
    construction                                    (553)         (597)
      Total interest charges                      24,459        26,356

Net income                                     $  23,656     $  16,490
                                               =========     =========


Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.









The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                          Three Months Ended March 31,
                                                    2001          2000
Balance at the beginning of the period         $ 352,832     $   1,462
Add:
  Net income                                      23,656        16,490
    Subtotal                                     376,488        17,952
Deduct:
Dividends declared:
  Dividends to Parent                             32,323        15,000
  Preferred stock                                  1,490         1,490
    Subtotal                                      33,813        16,490
Provision for preferred stock redemption and
  issuance costs                                      60            60
Balance at the end of the period               $ 342,615     $   1,402
                                                ========      ========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                               March 31,     December 31,
                                                   2001             2000
Assets
Utility plant in service, at original cost   $2,553,700       $2,522,682
  Less: accumulated depreciation                843,895          825,367
                                              1,709,805        1,697,315
Construction work in progress                    33,249           39,820
  Net utility plant                           1,743,054        1,737,135

Equity investments                               15,587           15,512

Other investments                                 9,640            9,599

Current assets:
  Cash and cash equivalents                       4,005           12,125
  Restricted cash                                 3,625            3,625
  Accounts receivable:
    Customers                                   228,775          200,479
    Affiliates                                   39,528           54,392
  Regulatory assets                             154,780          193,641
  Accrued unbilled revenues                      51,727           66,879
  Materials and supplies, at average cost        16,722           15,621
  Prepaid pension expense                       155,172          149,889
  Other                                           6,172            5,919
    Total current assets                        660,506          702,570

Regulatory assets                               801,966          780,974

Other deferred debits                            47,893           46,250

  Total assets                               $3,278,646       $3,292,040
                                             ==========       ==========














The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                            March 31,        December 31,
                                                 2001                2000
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and outstanding)     $        -          $        -
  Premium on common stock                      479,226             482,004
  Retained earnings                            342,615             352,832
    Total common equity                        821,841             834,836

Accumulated other comprehensive loss, net         (117)               (117)

Cumulative nonmandatory redeemable
  preferred stock                               43,000              43,000

Long-term debt                                 577,434             577,618
Transition property securitization
  certificates                                 548,000             584,130
    Total long-term debt                     1,125,434           1,161,748

  Total capitalization                       1,990,158           2,039,467

Current liabilities:
  Transition property securitization
    certificates due within one year            57,000              36,443
  Redeemable preferred stock and long-
    term debt due within one year               49,845              50,186
  Notes payable                                185,000              96,500
  Accounts payable:
    Affiliates                                  53,613             116,610
    Other                                      105,548             115,783
  Deferred taxes                                85,112              99,542
  Accrued interest                               8,232              24,269
  Dividends payable                                911                 993
  Other                                        140,657             112,416
    Total current liabilities                  685,918             652,742

Deferred credits:
  Accumulated deferred income taxes            493,882             491,098
  Accumulated deferred investment tax credits   20,098              20,346
  Power contracts                               25,150              25,868
  Other                                         63,440              62,519
    Total deferred credits                     602,570             599,831

Commitments and contingencies
    Total capitalization and liabilities    $3,278,646          $3,292,040
                                             =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                       Three Months Ended March 31,
                                               2001           2000
Operating activities:
  Net income                              $  23,656      $  16,490
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization          40,269         41,534
      Deferred income taxes and
        investment tax credits              (14,806)         8,033
      Allowance for borrowed funds used
        during construction                    (553)          (597)
  Net changes in working capital            (42,394)       (65,731)
  Other, net                                (27,542)       (38,597)
Net cash used in operating activities       (21,370)       (38,868)

Investing activities:
  Plant expenditures (excluding AFUDC)      (25,372)       (16,353)
  Other investments                             (75)            58
Net cash used in investing activities       (25,447)       (16,295)

Financing activities:
  Long-term debt redemptions                      -        (65,400)
  Transition property securitization
    certificates redemptions                (15,573)       (22,154)
  Net change in notes payable                88,500         56,000
  Dividends paid                            (34,230)       (25,000)
Net cash provided by (used in)
  financing activities                       38,697        (56,554)
Net decrease in cash and cash equivalents    (8,120)      (111,717)
Cash and cash equivalents at beginning
  of year                                    12,125        117,537
Cash and cash equivalents at end of
  period                                  $   4,005      $   5,820
                                          =========      =========

Supplemental disclosures of cash flow
  information:
Cash paid (refunded) during the period
  for:
   Interest, net of amounts capitalized   $  28,264      $  26,975
                                          =========      =========
   Income taxes                           $     708      $ (10,536)
                                          =========      =========





The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

A)  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility and is an exempt public utility holding company. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), and NSTAR Gas Company (NSTAR Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

B)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000. The financial information presented as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2000 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three-month periods ended March 31, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Economic conditions also impact sales.

C)  Goodwill and Costs to Achieve Amortization

Recorded goodwill is associated with the merger of BEC Energy
(BEC) and Commonwealth Energy System (COM/Energy), effective August 25, 1999. The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. An integral part of the merger is the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

D)  Contingencies

1. Environmental Matters

Boston Edison is involved in approximately 16 state-regulated properties where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to have potential liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $4.8 million and $5 million is included as a liability in the accompanying Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000, respectively, related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on the Company's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of operations for a reporting period in the near term.

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

2. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving Boston Edison's electric restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

3. Regulatory proceedings

In the Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. Management is unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

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

4. Other litigation

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

E)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2001 and the actual effective income tax rate for the year ended
December 31, 2000:

                                               2001      2000
Statutory tax rate                             35.0%     35.0%
State income tax, net of federal income tax
  benefit                                       4.4       4.4
Investment tax credit amortization             (0.6)     (0.4)
Other                                           2.7       1.8
  Effective tax rate                           41.5%     40.8%
                                               =====     =====

Item 2.  Management's Discussion and Analysis

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts' law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

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

Goodwill and Costs to Achieve Amortization

Recorded goodwill is associated with the merger of BEC Energy
(BEC) and Commonwealth Energy System (COM/Energy), effective August 25, 1999. The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. An integral part of the merger is the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

Retail Electric Rates

The 1997 Massachusetts Electric Restructuring Act (Restructuring
Act) requires electric distribution companies to obtain and resell power to retail customers that choose not to buy energy from a competitive energy supplier. This is through either standard offer service or default service. As a result of the Restructuring Act, standard offer customers of Boston Edison currently pay rates that are 15% lower, on an inflation-adjusted basis, than rates in effect prior to March 1, 1998, the retail access date. All distribution customers must pay a transition charge as a component of their rate.

From March 1, 1998, Boston Edison's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill. As a result, Boston Edison recorded a regulatory asset of approximately $193.6 million at December 31, 2000 that is reflected as a component of Current assets on the accompanying Condensed Consolidated Balance Sheets. As a result of new rates for standard offer and default service that became effective January 1, 2001, the regulatory asset has declined to $154.8 million as of March 31, 2001.

Under applicable restructuring plans or settlements approved by the MDTE, Boston Edison must, on an annual basis, file proposed adjustments to its rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for its standard offer, default service, transmission and transition charges. Boston Edison made such a filing with the MDTE in late 1999. The MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciling prior year's costs and revenues related to Boston Edison's transition and transmission charges and the charges for standard offer and default service. In each such proceeding, certain cost allocations and other related issues have been contested; however, the MDTE has not yet rendered a final decision. In November 2000, Boston Edison made a similar filing containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 1999. The MDTE has approved rate adjustments effective January 1, 2001, but it has not yet ruled on the reconciliation component of the filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, Boston Edison also made separate filings with the MDTE concerning charges for standard offer and default service. In December 2000, the MDTE approved an increase of 1.321 cents per kWh in Boston Edison's standard offer service rates for 2001 based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. The MDTE has ruled that these fuel adjustments are not required to meet the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates in July 2001.

In December 2000, the MDTE approved market-based default service rates for the period January 1, 2001 through June 30, 2001.
These and future prices for default service are based upon market solicitations for power supply for default service consistent with provisions of the Restructuring Act and MDTE orders.

Long-Term Power Purchase Contracts

NSTAR Electric has existing long-term power purchase contracts. These long-term contracts are expected to supply approximately 90%-95% of its standard offer service obligations. NSTAR Electric has entered into six-month and shorter-term agreements to meet the remaining standard offer service obligation and continues to evaluate further proposals. In November 2000, NSTAR Electric entered into power purchase agreements to meet its entire default service supply obligation for the period January through June of 2001. In addition, in May 2001, NSTAR Electric entered into purchased power agreements to meet the default service obligation for the remainder of 2001. NSTAR Electric expects to continue to make periodic market solicitations for default service power supply consistent with provisions of the Restructuring Act and MDTE orders. The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

Results of Operations - Three Months Ended March 31, 2001 vs.
Three Months Ended March 31, 2000

Net income was $23.7 million for the three months ended March 31, 2001 compared to $16.5 million for the same period in 2000, a 43.6% increase.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 23.8% during the first quarter of
2001 as follows:
(in thousands)
Retail electric revenues                             $  82,051
Wholesale revenues                                       5,349
Other revenues                                           2,319
  Increase in operating revenues                     $  89,719
                                                     =========

Retail revenues were $424.7 million in 2001 compared to $342.6 million in 2000, an increase of $82.1 million, or 24%. The change in retail revenues includes higher rates implemented in January 2001 for standard offer and default services ($76.6 million), a 0.6% increase in retail kilowatt-hour (kWh) electric sales, higher transmission revenues ($5.6 million), the absence in the current quarter of a $23.4 million refund to customers and the recognition of incentive revenue entitlements for successfully lowering transition charges ($5.5 million). These increases in revenue were partially offset by a $23.5 million decline in transition recovery. Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $23.5 million in 2001 compared to $18.2 million in 2000, an increase of $5.3 million, or 29.1%. This increase in wholesale revenues primarily reflects increased kWh sales of 8.7% and the recovery of higher purchased power costs.

Other revenues were $17.9 million in 2001 compared to $15.6 million in 2000, an increase of $2.3 million, or 14.7%. This change reflects higher transmission revenues due to a transmission rate increase effective January 2001.

Operating expenses

Purchased power costs was $276.8 million in 2001 compared to $194.6 million in 2000, an increase of $82.2 million, or 42%.
The increase reflects higher purchased power requirements due to an 8.7% increase in wholesale sales and higher purchased power costs that reflect the prices of natural gas and oil. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $51.5 million in 2001 compared to $56.4 million in 2000, a decrease of $4.9 million, or 8.7%. This decrease reflects lower expenses primarily resulting from merger-related operating efficiencies, offset partially by the impact of storm-related expenses incurred in the current period.

Depreciation and amortization expense was $42.3 million in 2001 compared to $41.5 million in 2000, an increase of $0.8 million, or 1.9%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $13.8 million in 2001 compared to $13.7 million in 2000, an increase of $0.1 million, or 1%. This increase is primarily due to increased spending levels for programs. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $18.1 million in 2001 compared to $16.8 million in 2000, an increase of $1.3 million, or 7.7%. The increase is due to the inclusion of Plymouth property taxes of $2.4 million that, in prior periods, was included in purchased power expenses (related to the previously-owned Pilgrim generating unit), pursuant to an agreement with the purchaser that provides Boston Edison with purchased power from the Pilgrim unit. This increase was partially offset by lower property taxes paid to the City of Boston of $1.4 million.

Income taxes from operations were $16.4 million in 2001 compared to $11.5 million in 2000, an increase of $4.9 million, or 42.6%.
This increase reflects higher pretax operating income in 2001.

Interest charges

Interest on long-term debt and transition property securitization certificates was $22.6 million in 2001 compared to $26.3 million in 2000, a decrease of $3.7 million, or 14.1%. Approximately $1.1 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The decrease in interest on long-term debt is primarily the result of a reduction of approximately $2.7 million due to the following retirements: $65 million of 6.8% debentures, $34 million of 9.875% debentures and $100 million of 6.05% debentures during the third quarter of 2000.

Other interest charges were $2.4 million in 2001 compared to $0.7 million in 2000, an increase of $1.7 million. The increase reflects interest associated with the reconciliation to the 1998 and 1999 transition charge true-up filings with the MDTE in November 2000.

New Accounting Principles

As of January 1, 2001, Boston Edison adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards No. 137 and 138, and collectively referred to as SFAS 133. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value.

The impact of this adoption has been assessed by the management of the Company. As part of this assessment, the Company formed an implementation team in 2000 consisting of key individuals from various operational and financial areas of the organization. The primary role of this team was to inventory and determine the impact of potential contractual arrangements for SFAS 133 application. The implementation team has performed extensive reviews of critical operating areas of the Company and has documented its procedures in applying the requirements of SFAS 133 to Boston Edison's contractual arrangements in effect on January 1, 2001. Based on Boston Edison's assessment to date, the adoption of SFAS 133 has not had a material adverse effect on its results of operations, cash flows, or financial position.

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

The impacts of various environmental, legal issues, and regulatory matters could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect estimated litigation costs.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes since year-end.

Part II - Other Information

Item 5.  Other Information

The following additional information is furnished in connection with the Registration Statements on Form S-3 of the Registrant (File Nos. 33-57840 and 333-55890), filed with the Securities and Exchange Commission on February 3, 1993 and February 20, 2001, respectively.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:
Twelve months ended March 31, 2001:

Ratio of earnings to fixed charges               3.03

Ratio of earnings to fixed charges and
  preferred stock dividend requirements          2.81

Item 6.  Exhibits and Reports on Form 8-K
a)  Exhibits filed herewith
         Exhibit 4  - Instruments defining the rights of security
                      holders, including indentures

                      Management agrees to furnish to the
                      Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets

         Exhibit 12 - Computation of ratio of earnings to fixed
                      charges

               12.1 - Computation of ratio of earnings to fixed
                      charges for the twelve months ended March 31,
                      2001

               12.2 - Computation of ratio of earnings to fixed
                      charges and preferred stock dividend
                      requirements for the twelve months ended
                      March 31, 2001

         Exhibit 15 - Letter re unaudited interim financial
                      information

               15.1 - Report of Independent Accountants

        Exhibit 99  - Additional exhibits

               99.1 - Letter of Independent Accountants

                      Form S-3 Registration Statements filed by
                      Boston Edison Company on February 3, 1993
                      (File No. 33-57840) and February 20, 2001
                      (File No. 333-55890).

b)  No Form 8-K was filed during the first quarter of 2001.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                                          BOSTON EDISON COMPANY
                                              (Registrant)



Date:  May 15, 2001                     /s/ Robert J. Weafer,Jr.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer
