Form 10-Q
period 2001-06-30
BOSTON EDISON CO
filed 2001-08-14
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2001

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________ to

                  Commission file number 1-2301


                      BOSTON EDISON COMPANY
     (Exact name of registrant as specified in its charter)

            Massachusetts                      04-1278810
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification No.)

  800 Boylston Street, Boston,Massachusetts      02199
 (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  617-424-2000

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

             Class                Outstanding at August 10, 2001
  Common Stock, $1 par value                100 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements



                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                          (in thousands)
                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  2001         2000        2001       2000

Operating revenues            $476,755     $399,292    $942,917   $775,735

Operating expenses:
  Purchased power              280,175      206,805     556,960    401,384
  Operations and maintenance    41,895       53,807      93,444    110,167
  Depreciation and amortization 41,601       41,093      83,865     82,627
  Demand side management and
    renewable energy programs   13,290       13,716      27,057     27,397
  Property and other taxes      16,703       13,857      34,829     30,622
  Income taxes                  23,507       18,188      39,895     29,681
    Total operating expenses   417,171      347,466     836,050    681,878

Operating income                59,584       51,826     106,867     93,857

Other income, net                2,432        2,686       3,264      3,501

Operating and other income      62,016       54,512     110,131     97,358

Interest charges:
  Long term debt                11,728       13,352      23,528     27,677
  Transition property
    securitization              10,431       11,456      21,229     23,402
certificates
  Other                          3,444          237       5,858        919
  Allowance for borrowed funds
    used during construction      (622)        (851)     (1,175)    (1,448)
      Total interest charges    24,981       24,194      49,440     50,550

Net income                    $ 37,035     $ 30,318    $ 60,691   $ 46,808
                              ========     ========    ========   ========

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.





The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                          Three Months Ended      Six Months Ended
                                               June 30,                 June 30,
                                           2001         2000        2001        2000

Balance at the beginning of the period $342,615     $  1,402    $352,832    $  1,462

Add:
  Net income                             37,035       30,318      60,691      46,808
  Dividends transferred from Premium
    on common stock (Note B)                  -      224,201           -     224,201
    Subtotal                            379,650      255,921     413,523     272,471
Deduct:
Dividends declared:
  Dividends to Parent                    31,250                   63,573      15,000
  Preferred stock                         1,490        1,490       2,980       2,980
    Subtotal                             32,740        1,490      66,553      17,980
Provision for preferred stock
 redemption and issuance costs               60           60         120         120

Balance at the end of the              $346,850     $254,371    $346,850    $254,371
period                                 ========     ========    ========     =======


The accompanying notes are an integral part of the condensed consolidated financial statements

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                             June 30,   December 31,
                                                 2001           2000
Assets
Utility plant in service, at originalcost  $2,560,768     $2,522,682
  Less: accumulated depreciation              859,416        825,367
                                            1,701,352      1,697,315
Construction work in progress                  55,928         39,820
  Net utility plant                         1,757,280      1,737,135

Equity investments                             15,009         15,512

Other investments                               9,553          9,599

Current assets:
  Cash and cash equivalents                     2,081         12,125
  Restricted cash                               3,616          3,625
  Accounts receivable:
    Customers                                 274,085        200,479
    Affiliates                                 68,327         54,392
  Regulatory assets                           113,866        193,641
  Accrued unbilled revenues                    55,297         66,879
  Materials and supplies, at average cost      14,900         15,621
  Other                                        11,424          5,919
    Total current assets                      543,596        552,681

Deferred debits:
  Regulatory assets                           810,306        780,974
  Prepaid pension expense                     170,551        149,889
  Other deferred debits                        47,307         46,250

  Total assets                             $3,353,602     $3,292,040
                                           ==========     ==========











The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                             June 30,     December 31,
                                                 2001            2000
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and outstanding)    $        -      $        -
  Premium on common stock                     479,086         482,004
  Retained earnings                           346,850         352,832
    Total common equity                       825,936         834,836

Accumulated other comprehensive loss, net        (117)           (117)

Cumulative nonmandatory redeemable
  preferred stock                              43,000          43,000

Long-term debt                                551,857         577,618
Transition property securitization
  certificates                                548,000         584,130
    Total long-term debt                    1,099,857       1,161,748

  Total capitalization                      1,968,676       2,039,467

Current liabilities:
  Transition property securitization
    certificates due within one year           41,871          36,443
  Redeemable preferred stock and long-term
     debt due within one year                  75,375          50,186
  Notes payable                               278,000          96,500
  Accounts payable:
    Affiliates                                 71,215         116,610
    Other                                     108,540         115,783
  Deferred taxes                               61,797          99,542
  Accrued interest                             23,837          24,269
  Other                                       124,973         113,409
    Total current liabilities                 785,608         652,742

Deferred credits:
  Accumulated deferred income taxes           493,807         491,098
  Accumulated deferred investment tax credits  19,850          20,346
  Power contracts                              24,124          25,868
  Other                                        61,537          62,519
    Total deferred credits                    599,318         599,831

Commitments and contingencies

    Total capitalization and liabilities   $3,353,602      $3,292,040
                                           ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                                Six Months Ended June 30,
                                                     2001            2000
Operating activities:
  Net income                                     $  60,691       $  46,808
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                 83,865          82,627
      Deferred income taxes and investment
         tax credits                               (35,532)         20,706
      Allowance for borrowed funds
         used during construction                   (1,175)         (1,448)
  Net changes in working capital                   (18,989)         34,297
  Other, net                                       (95,212)       (131,184)
Net cash (used in) provided by
  operating activities                              (6,352)         51,806

Investing activities:
  Plant expenditures (excluding AFUDC)             (62,308)        (45,800)
  Other investments                                    549            (570)
Net cash used in investing activities              (61,759)        (46,370)

Financing activities:
  Long-term debt redemptions                       (25,761)       (100,785)
  Transition property securitization
    certificates redemptions                       (30,702)        (49,020)
  Net change in notes payable                      181,500          61,500
  Dividends paid                                   (66,970)        (27,980)
Net cash provided by (used in)
  financing activities                              58,067        (116,285)

Net decrease in cash and cash equivalents          (10,044)       (110,849)
Cash and cash equivalents at beginning of year      12,125         117,537

Cash and cash equivalents at end of period       $   2,081       $   6,688
                                                 =========       =========

Supplemental disclosures of cash flow information:


Cash paid during the period for:
  Interest, net of amounts capitalized           $  46,931       $  50,671
                                                 =========       =========
  Income taxes                                   $  75,301       $   3,922
                                                 =========       =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements incorporated in Boston
Edison's 2000 Annual Report on Form 10-K.

A)  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility and is an exempt public utility holding company. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies are operating under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

B)  Basis of Presentation

The financial information presented as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2000 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended June 30, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

The Company's Board of Directors determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which were paid out of retained earnings to its sole shareholder, was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.

C)  Goodwill and Costs to Achieve Amortization

The merger of BEC and COM/Energy was accounted for as an acquisition of COM/Energy by BEC under the purchase method of accounting. In accordance with Accounting Principles Board (APB) No. 16 - Business Combinations, all goodwill was recorded on the books of the subsidiaries of COM/Energy. However, under the merger rate plan approved by the MDTE, all of NSTAR's utility subsidiaries share in the recovery of goodwill in their rates.
As a result, goodwill amortization expense has been allocated to Boston Edison from ComElectric, Cambridge Electric and NSTAR Gas through an intercompany charge. The Company is currently recovering such amount in its rates.

NSTAR recorded goodwill associated with the merger of BEC Energy and COM/Energy of approximately $490 million and the original estimate of transaction and integration costs to achieve the merger was $111 million. Boston Edison's share of goodwill and costs to achieve are approximately $319 million and $72 million, respectively. For NSTAR, goodwill is being amortized over 40 years and will amount to approximately $12.2 million annually, while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. As of June 30, 2001, Boston Edison's portion of goodwill and costs to achieve amortization are approximately $4 million and $3.6 million, respectively. Goodwill is being recovered in Boston Edison's rates and is treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. The ultimate amortization of the cost to achieve will reflect the total actual costs.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Management is currently assessing the impact of SFAS 142 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

D)  Contingencies

1. Environmental Matters

Boston Edison is involved in approximately 16 state-regulated properties where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to have potential liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $4.8 million and $5 million is included as a liability in the accompanying Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000, respectively, related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on the Company's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of operations for a reporting period in the near term.

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

2. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving Boston Edison's electric restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One appeal remains pending. However, to date there has been no briefing, hearing or other action taken with respect to this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for a reporting period.

3. Regulatory proceedings

In a Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers for 1998. On June 1,
2001, the MDTE approved Boston Edison's revenue-credit ratemaking approach for wholesale sales to be consistent with the Company's restructuring settlement and MDTE precedent that predated industry restructuring. The accounting reconciliation of wholesale revenues and costs will be addressed in Boston Edison's outstanding filing covering the 1999 and 2000 reconciliation.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group and authorized Boston Edison to invest up to $45 million in non-utility activities. Hearings were completed during 1999. Management is currently unable to determine the timing and outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

4. Other litigation

In the normal course of its business Boston Edison is also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position

E)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2001 and the actual effective income tax rate for the year ended
December 31, 2000:
                                               2001      2000
Statutory tax rate                             35.0%     35.0%
State income tax, net of federal
  income tax  benefit                           4.4       4.4
Investment tax credit amortization             (0.4)     (0.4)
Other                                           1.8       1.8
  Effective tax rate                           40.8%     40.8%
                                              =====     =====

Item 2.  Management's Discussion and Analysis

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts' law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies are operating under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

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

NSTAR recorded goodwill associated with the merger of BEC Energy and COM/Energy of approximately $490 million, resulting in an annual amortization of goodwill of approximately $12.2 million. Boston Edison will be allocated $319 million of goodwill and will expense this amount. Such amount is being recovered in Boston Edison's rates and is treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. As of June 30, 2001, Boston Edison's portion of goodwill and costs to achieve amortization are approximately $4 million and $3.6 million, respectively. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period.

Retail Electric Rates

The 1997 Massachusetts Electric Restructuring Act (Restructuring
Act) requires electric distribution companies to obtain and resell power to retail customers which choose not to buy energy from a competitive energy supplier. This is through either standard offer service or default service. As a result of the Restructuring Act, standard offer customers of Boston Edison currently pay rates that are 15% lower, on an inflation-adjusted basis, than rates in effect prior to March 1, 1998, the retail access date. All distribution customers must pay a transition charge as a component of their rate.

From March 1, 1998, Boston Edison's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill. As a result, Boston Edison recorded a regulatory asset of approximately $193.6 million at December 31, 2000 that is reflected as a component of Current assets on the accompanying Condensed Consolidated Balance Sheets. As a result of new rates for standard offer and default service that became effective January 1, 2001, the regulatory asset has declined to $113.9 million as of June 30, 2001.

Boston Edison must, on an annual basis, file a forecast reconciliation of its rates for the upcoming year along with any proposed adjustments of prior year revenues and costs for standard offer, default service, transmission and transition charges.
The MDTE will approve rates for the coming year before the current year-end to allow the new rates to become effective the first of January. Later in the year, the estimates for the prior year are trued-up to the actual amounts for the year. The MDTE reviews these costs and approves the amounts subject to any required adjustments. Occasionally, an issue will be left to be resolved in a later filing. This was the case with the wholesale revenue credit issue for Boston Edison that was resolved in the June 1, 2001 order.

In November 2000, Boston Edison made a similar filing containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 2000 (the filing was updated in April 2001 to include final costs for 2000). The MDTE has approved Tariffs effective January 1, 2001. The MDTE has not yet ruled on the reconciliation component of this filing. Management is unable to determine the outcome of the MDTE proceedings. However, based upon past procedures and on information currently available, management does not believe that it is probable that the final MDTE approval will have a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, Boston Edison also made separate filings with the MDTE concerning charges for standard offer and default service. In December 2000, the MDTE approved an increase of 1.321 cents per kWh in Boston Edison's standard offer service rates for the first-half of 2001, and in June 2001, the MDTE approved an additional increase of 1.23 cents per kWh based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. The MDTE has ruled that these fuel adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates in January 2002.

In December 2000 and June 2001, the MDTE approved market-based default service rates for the first and second six-month periods of 2001, respectively. Approximately one-third of NSTAR Electric's customers are currently on default service and, beginning in July 2001, these customers will automatically be provided with either a fixed or a variable price, depending on their rate class. These and future prices for default service are based upon market solicitations for power supply for default service consistent with provisions of the Restructuring Act and MDTE orders.

Long-Term Power Purchase Contracts

NSTAR Electric, on behalf of Boston Edison and other affiliated companies, has existing long-term power purchase contracts.
These long-term contracts are expected to supply approximately 90%-95% of its standard offer service obligations. NSTAR Electric has entered into six-month and shorter-term agreements to meet the remaining standard offer service obligation. In July 2001, NSTAR Electric issued a request for proposals for standard offer and wholesale service requirements commencing January 1, 2002 for a term of between six and thirty-eight months.

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

Results of Operations - Three Months Ended June 30, 2001 vs.
Three Months Ended June 30, 2000

Net income was $37 million for the three months ended June 30, 2001 compared to $30.3 million for the same period in 2000, a $6.7 million or 22.1% increase.

The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased $77.5 million or 19.4% during the second quarter of 2001 as follows:
(in thousands)
Retail electric revenues                             $  75,067
Wholesale revenues                                       1,285
Other revenues                                           1,111
  Increase in operating revenues                     $  77,463
                                                     =========

Retail revenues were $439.7 million in 2001 compared to $364.7 million in 2000, an increase of $75 million, or 20.6%. The change in retail revenues includes higher rates implemented in January 2001 for standard offer and default service ($92.3 million), a 0.4% increase in retail kilowatt-hour (kWh) electric sales, the absence in the current quarter of a $0.3 million fuel charge refund to customers in the prior period and the current period recognition of incentive revenue entitlements for successfully lowering transition charges ($5.5 million). These increases in revenue were partially offset by a $14.1 million decline in transition revenues due to a decline in rates charged to customers. Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $18.7 million in 2001 compared to $17.4 million in 2000, an increase of $1.3 million, or 7.5%. This increase in wholesale revenues reflects increased kWh sales of 8.8%, primarily as the result of increased demand from a public transit authority and the recovery of higher purchased power costs.

Other revenues were $18.3 million in 2001 compared to $17.2 million in 2000, an increase of $1.1 million, or 6.4%. This change reflects higher Regional Network Services transmission revenues partially offset by the absence of a $1.6 million transmission refund relating to Local Network Services transmission revenues as recognized in 2000 due to a Federal Energy Regulatory Commission (FERC)-approved settlement.

Operating expenses

Purchased power costs were $280.2 million in 2001 compared to $206.8 million in 2000, an increase of $73.4 million, or 35.5%. The increase reflects higher purchased power requirements due to an 8.8% increase in wholesale sales and higher purchased power costs that reflect the higher prices of natural gas and oil. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $41.9 million in 2001 compared to $53.8 million in 2000, a decrease of $11.9 million, or 22.1%. This decrease reflects lower payroll and employee-related benefit costs and merger-related operating efficiencies.

Depreciation and amortization expense was $41.6 million in 2001 compared to $41.1 million in 2000, an increase of $0.5 million, or 1.2%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $13.3 million in 2001 compared to $13.7 million in 2000, a decrease of $0.4 million, or 2.9%. This decrease is primarily due to timing in spending levels for programs. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, these costs have no impact on earnings.

Property and other taxes were $16.7 million in 2001 compared to $13.9 million in 2000, an increase of $2.8 million, or 20.1%.
The increase was primarily due fact that during 2000, Boston Edison was reimbursed for the majority of to the payments in lieu of property taxes to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999. This increase was partially offset by lower property taxes paid to the City of Boston of $0.3 million.

Income taxes from operations were $23.5 million in 2001 compared to $18.2 million in 2000, an increase of $5.3 million, or 29.1%.
This increase reflects higher pretax operating income in 2001.

Other income

Other income was $2.4 million in the second quarter of 2001 compared to income of $2.7 million in the same period of 2000, a net decrease in income of $0.3 million directly attributable to the absence of interest income recognized in the second quarter of 2000 related to $4.5 million from a third party in conjunction with the Pilgrim contract buyout, partially offset by the recognition of $3.0 million of income associated with the receipt of common stock in connection with demutualization of two insurance companies.

Interest charges

Interest on long-term debt and transition property securitization certificates was $22.2 million in 2001 compared to $24.8 million in 2000, a decrease of $2.6 million, or 10.5%. The decrease primarily reflects the retirement of several long term debt issues during the second half of 2000 by Boston Edison. The current period also reflects a reduction of securitization certificates interest of $1.0 million due to the partial retirement of this debt.

Other interest charges were $3.4 million in 2001 compared to $0.2 million in 2000, an increase of $3.2 million. The increase reflects current interest charges associated with the reconciliation to the 1998 and 1999 transition charge true-up filings with the MDTE in November 2000 and a higher level of short-term borrowings primarily resulting from working capital requirements, partially offset by lower short-term interest rates.

Results of Operations - Six Months Ended June 30, 2001 vs. Six
Months Ended June 30, 2000

Net income was $60.7 million for the six months ended June 30, 2001 compared to $46.8 million for the same period in 2000, a 29.7% increase.

The results of operations for the six month period are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased $ 167.2 million or 21.6% during the six months ended June 30, 2001 as follows:
(in thousands)
Retail electric revenues                            $  157,119
Wholesale revenues                                       6,634
Other revenues                                           3,429
  Increase in operating revenues                    $  167,182
                                                     =========

Retail revenues were $864.4 million in 2001 compared to $707.3 million in 2000, an increase of $157.1 million, or 22.2%. The change in retail revenues includes higher rates implemented in January 2001 for standard offer and default service ($168.9 million), a 0.5% increase in retail kilowatt-hour (kWh) electric sales, the absence in the current period of a $23.7 million fuel charge refund to customers and the current period recognition of incentive revenue entitlements for successfully lowering transition charges ($11.0 million). These increases in revenue were partially offset by a $37.6 million decline in transition revenues. Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $42.2 million in 2001 compared to $35.6 million in 2000, an increase of $6.6 million, or 18.5%. This increase in wholesale revenues reflects increased kWh sales of 8.8%, primarily as the result of increased demand from a public transit authority and the recovery of higher purchased power costs.

Other revenues were $36.2 million in 2001 compared to $32.8 million in 2000, an increase of $3.4 million, or 10.4%. This change reflects higher Regional Network Services transmission revenues partially offset by the absence of a $1.6 million transmission refund relating to Local Network Services transmission revenues as recognized in the second quarter 2000 due to a FERC approved settlement.

Operating expenses

Purchased power costs were $557 million in 2001 compared to $401.4 million in 2000, an increase of $155.6 million, or 38.8%. The increase reflects higher purchased power requirements due to an 8.8% increase in wholesale sales and higher purchased power costs that reflect the higher prices of natural gas and oil. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $93.4 million in 2001 compared to $110.2 million in 2000, a decrease of $16.8 million, or 15.2%. This decrease reflects lower payroll and employee-related benefit costs and merger-related operating efficiencies.

Depreciation and amortization expense was $83.9 million in 2001 compared to $82.6 million in 2000, an increase of $1.3 million, or 1.6%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $27.1 million in 2001 compared to $27.4 million in 2000, a decrease of $0.3 million, or 1.1%. This decrease is primarily due to timing in spending levels for programs. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, these costs have no impact on earnings.

Property and other taxes were $34.8 million in 2001 compared to $30.6 million in 2000, an increase of $4.2 million, or 13.7%. The increase was due to the fact that during 2000, Boston Edison was reimbursed for the majority of its payments in lieu of property taxes to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999. The increase was partially offset by lower property taxes paid to the City of Boston of $1.1 million.

Income taxes from operations were $39.9 million in 2001 compared to $29.7 million in 2000, an increase of $10.2 million, or 34.3%.
This increase reflects higher pretax operating income in 2001.

Other income

Other income was $3.3 million in 2001 compared to income of $3.5 million in the same period of 2000, a net decrease in income of $0.2 million directly attributable to the absence of interest income recognized in the second quarter of 2000 related to $4.5 million from a third party in conjunction with the Pilgrim contract buyout, partially offset by the recognition of $3.0 million of income associated with the receipt of common stock in connection with demutualization of two insurance companies.

Interest charges

Interest on long-term debt and transition property securitization certificates was $44.8 million in 2001 compared to $51.1 million in 2000, a decrease of $6.3 million, or 12.3%. Approximately $2.2 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The decrease in interest on long-term debt is primarily the result of a reduction of approximately $4.8 million due to the following retirements: $65 million of 6.8% debentures, $34 million of 9.875% debentures and $100 million of 6.05% debentures during the third quarter of 2000.

Other interest charges were $5.9 million in 2001 compared to $0.9 million in 2000, an increase of $5.0 million. The increase reflects current interest charges associated with the reconciliation to the 1998 and 1999 transition charge true-up filings with the MDTE in November 2000 and a higher level of short-term borrowings primarily resulting from working capital requirements, partially offset by lower short-term interest rates.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Management is currently assessing the impact of SFAS 142 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

As of January 1, 2001, Boston Edison adopted the FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards No. 137 and 138, and collectively referred to as SFAS 133. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value.

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

Part II - Other Information

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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:
Twelve months ended June 30, 2001:
Ratio of earnings to fixed charges                     3.11

Ratio of earnings to fixed charges and preferred
stock dividend requirements                            2.88

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

            12.1 - Computation of ratio of earnings to fixed
                   charges for the twelve months ended June 30,
                   2001

            12.2 - Computation of ratio of earnings to fixed
                   charges and preferred stock dividend
                   requirements for the twelve months ended June
                   30, 2001

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

b)  No Form 8-K was filed during the second quarter of 2001.

                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BOSTON EDISON COMPANY
                                            (Registrant)



Date:  August 14, 2001                  /s/ Robert J. Weafer, Jr.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer
