Form 10-Q
period 2001-09-30
BOSTON EDISON CO
filed 2001-11-15
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2001

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________ to

                  Commission file number 1-2301

                      BOSTON EDISON COMPANY
     (Exact name of registrant as specified in its charter)

            Massachusetts                      04-1278810
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification No.)

     800 Boylston Street, Boston,                02199
            Massachusetts
   (Address of principal executive             (Zip Code)
               offices)

Registrant's telephone number, including area code:  617-424-2000


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

             Class               Outstanding at November 1, 2001
  Common Stock, $1 par value                100 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements

                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)
                                  Three Months Ended       Nine Months Ended
                                    September 30,              September 30,
                                     2001       2000        2001        2000


Operating revenues               $622,439   $490,561  $1,565,356  $1,266,296

Operating expenses:
  Purchased power                 343,530    226,038     900,490     627,422

  Operations and maintenance       50,426     47,403     143,870     157,570
  Depreciation and                 42,576     45,600     126,441     128,227
amortization
  Demand side management and
    renewable energy               13,707     13,620      40,764      41,017
programs
  Taxes - property and other       16,428     13,888      51,257      44,510
  Income taxes                     53,042     45,318      92,937      74,999

    Total operating expenses      519,709    391,867   1,355,759   1,073,745


Operating income                  102,730     98,694     209,597     192,551

Other income, net                     342      3,184       3,606       6,685

Operating and other income        103,072    101,878     213,203     199,236

Interest charges:
  Long term debt                   11,685     13,327      35,213      41,004
  Transition property
    securitization                 10,337     11,223      31,566      34,625
certificates
  Other                              (476)     9,531       5,382      10,450
  Allowance for borrowed funds
    used during construction         (776)      (557)     (1,951)     (2,005)
      Total interest charges       20,770     33,524      70,210      84,074


Net income                       $ 82,302   $ 68,354  $  142,993   $ 115,162
                                 ========   ========    ========  ==========











The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)

                                 Three Months Ended      Nine Months Ended
                                   September 30,             September 30,
                                     2001       2000       2001       2000
Balance at the beginning of the
period                           $346,850    $254,371  $352,832   $  1,462
Add:
  Net income                       82,302      68,354   142,993    115,162
  Return of Shareholder Invested
    Capital (Note B)                    -           -         -    224,201
    Subtotal                      429,152     322,725   495,825    340,825
Deduct:
Dividends declared:
  Dividends to Parent               5,354           -    68,927     15,000
  Preferred stock                   1,490       1,490     4,470      4,470
    Subtotal                        6,844       1,490    73,397     19,470
Provision for preferred stock
  redemption and issuance costs        60          60       180        180
Balance at the end of the period $422,248    $321,175  $422,248   $321,175
                                 ========    ========  ========   ========


























The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                         September  30,       December  31,
                                                   2001               2000
Assets
Utility plant in service, at original cost   $2,572,786         $2,522,682
  Less: accumulated depreciation                855,733            825,367
                                              1,717,053          1,697,315
Construction work in progress                    54,997             39,820
  Net utility plant                           1,772,050          1,737,135

Equity investments                               14,525             15,512

Other investments                                    22              9,599

Current assets:
  Cash and cash equivalents                      14,821             12,125
  Restricted cash                                 3,616              3,625
  Accounts receivable:
    Customers                                   390,824            200,479
    Affiliates                                  121,351             54,392
  Regulatory assets                              45,604            193,641
  Accrued unbilled revenues                      45,878             66,879
  Materials and supplies, at average cost        14,895             15,621
  Other                                             391              5,919
    Total current assets                        637,380            552,681


Deferred debits:
  Regulatory assets                             788,054            780,974
  Prepaid pension expense                       179,757            149,889
  Other                                          34,262             46,250

  Total assets                               $3,426,050         $3,292,040
                                             ==========         ==========













The accompanying notes are an integral part of the condensed consolidated financial statements.

                     Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                          September 30,     December 31,
                                                  2001             2000
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and outstanding      $        -       $        -
  Premium on common stock                      548,350          482,004
  Retained earnings                            422,248          352,832
    Total common equity                        970,598          834,836

Accumulated other comprehensive loss,             (117)            (117)
net

Cumulative nonmandatory redeemable preferred
  stock                                         43,000           43,000

Long-term debt                                 551,834          577,618
Transition property securitization
  Certificates                                 513,904          584,130
    Total long-term debt                     1,065,738        1,161,748

  Total capitalization                       2,079,219        2,039,467

Current liabilities:
  Transition property securitization
    certificates due within one year            59,041           36,443
  Redeemable preferred stock and long-term
    debt due within one year                    50,765           50,186
  Notes payable                                160,500           96,500
  Accounts payable:
    Affiliates                                 168,587          116,610
    Other                                       86,141          115,783
  Deferred taxes                                36,245           99,542
  Accrued interest                               6,432           24,269
  Other                                        190,017          113,409
    Total current liabilities                  757,728          652,742

Deferred credits:
  Accumulated deferred income taxes            494,934          491,098
  Accumulated deferred investment tax credits   19,603           20,346
  Power contracts                               22,083           25,868
  Other                                         52,483           62,519
    Total deferred credits                     589,103          599,831

Commitments and contingencies

    Total capitalization and liabilities    $3,426,050       $3,292,040
                                            ==========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)

                                          Nine Months Ended    September 30,
                                                       2001             2000
Operating activities:
  Net income                                       $142,993        $ 115,162
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 126,441          128,227
      Deferred income taxes and investment
        tax credits                                 (61,696)          34,945
      Allowance for borrowed funds used during
        construction                                 (1,951)          (2,005)
  Net changes in working capital                    (64,646)          (1,559)
  Other, net                                        (52,153)        (165,678)
Net cash provided by operating activities            88,988          109,092

Investing activities:
  Plant expenditures (excluding AFUDC)              (92,178)         (76,900)
  Investments                                        10,585              465
Net cash used in investing activities               (81,593)         (76,435)

Financing activities:
  Long-term debt redemptions                        (14,020)        (200,733)
  Capital Contribution - Parent                      66,346                -
  Transition property securitization
    certificates redemptions                        (47,628)         (82,149)
  Net change in notes payable                        64,000          167,500
  Dividends paid                                    (73,397)         (25,000)
Net cash used in financing activities                (4,699)        (140,382)
Net increase (decrease) in cash and cash
   equivalents                                        2,696         (107,725)

Cash and cash equivalents at beginning of year       12,125          117,537

Cash and cash equivalents at end of period         $ 14,821        $   9,812
                                                   ========        =========

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, net of amounts capitalized            $  74,267        $  87,917
                                                  =========        =========
  Income taxes                                    $  80,818        $   5,177
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

A)  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility and is an exempt public utility holding company. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric and Gas Corporation (NSTAR Services).

B)  Basis of Presentation

The financial information presented as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2000 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the periods ended September 30, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Higher usage levels during the summer period, combined with Boston Edison's higher summer period seasonal rates, have had a significant impact on the results of operations for this period. In general, during periods of high demand, the impact on revenues and expenses can be significant when combined with higher seasonal demand rates.

Boston Edison experienced a new single hour peak load on August
9, 2001 of 3,311 megawatts (MW) that exceeded the prior peak load of 3,070 MW by 7.9% experienced in 1999.

The Company's Board of Directors determined and voted that a portion of the dividends declared on June 24, 1999 and July 22, 1999, which were paid out of retained earnings to its sole shareholder, was a partial distribution of a return of capital. As a result, the Company has appropriately transferred the portion of its dividends deemed return of capital against Premium on Common Stock.

C)  Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. The Company will adopt SFAS 142 in the first quarter of 2002. SFAS 142 states that goodwill shall not be amortized and shall be tested for impairment on an annual basis. Management is currently assessing the impact of SFAS 142 in light of its existing regulatory rate plan requirements of SFAS 142. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

D)  Contingencies

1. Environmental Matters

Boston Edison is involved in approximately 15 state-regulated properties where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also continues to have potential liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $4.9 million and $5 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000, respectively, related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on the Company's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of operations for a reporting period in the near term.

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

The MDTE order approving the rate plan associated with the merger of BEC and COM/Energy was appealed by certain parties to the Massachusetts Supreme Judicial Court. The appeals of the Massachusetts Attorney General and a separate group that consists of The Energy Consortium, Harvard University and Associated Industries of Massachusetts remain pending. In October 2001, the MDTE certified the record of the case to the court; however, there has to date been no briefing, hearing or other action taken with respect to this proceeding. If an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for a reporting period.

3. Regulatory Proceedings

In a Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. On June 1, 2001, the MDTE approved Boston Edison's revenue-credit approach for wholesale sales to be consistent with Boston Edison's restructuring settlement. The reconciliation of wholesale revenues and costs, along with other reconciliation issues are addressed in Boston Edison's outstanding filing covering the reconciliation of costs through December 31, 2000. On October 19, 2001, Boston Edison and the Massachusetts Attorney General filed a proposed Settlement Agreement with the MDTE resolving all outstanding issues in this filing. This settlement agreement did not have a material effect on NSTAR's consolidated financial position or results of operations.

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

On October 29, 2001, NSTAR Electric and NSTAR Gas filed with the MDTE a proposed service quality plan, which replaced the plan that had previously been filed as a part of the NSTAR merger rate plan and which implemented guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plan would establish performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and would be subject to penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. On the same date, NSTAR Electric and NSTAR Gas also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines whereby penalties were calculated relating primarily to Boston Edison electric system reliability performance for the summer of 2001 totaling approximately $3.9 million. NSTAR disputes the legal applicability of penalties for these performance periods; however proposed in settlement of this matter to provide credits to Boston Edison customers totaling $3.9 million, offset in part by other payments to Boston Edison customers, which have totaled approximately $1.1 million to date, relating to summer 2001 electric service outages.

Also, on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues experienced during the summer of 2001. The filing included detailed analyses of factors affecting performance, as well as, the companies' plans to address issues identified. The MDTE has also requested similar filings from other Massachusetts electric distribution companies and has stated that they intend to hold public hearings and adjudicatory hearings concerning each such filing. NSTAR is unable to estimate its ultimate liability for future costs as a result of such proceeding. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

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

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2001 and the actual effective income tax rate for the year ended
December 31, 2000:

                                               2001       2000
Statutory tax rate                             35.0%     35.0%
State income tax, net of federal income tax     4.4       4.4
benefit
Investment tax credit amortization             (0.4)     (0.7)
Other                                           1.8       2.0
  Effective tax rate                           40.8%     40.7%
                                               =====     =====

Item 2.  Management's Discussion and Analysis

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts' law and is a wholly owned subsidiary of NSTAR. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric and Gas Corporation (NSTAR Services).

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

The results of operations for the periods ended September 30, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Higher usage levels during the summer period, combined with Boston Edison's higher summer period seasonal rates, have had a significant impact on the results of operations for this period. NSTAR Electric has seasonal rates for its large commercial and industrial customers that are based on a demand charge determined by the maximum fifteen-minute demand as determined by meter during the monthly billing period, with reductions made in billing for demand reached during off-peak hours. In general, during periods of high demand, the impact on revenues and expenses can be significant when combined with higher seasonal demand rates.

Boston Edison established a new single hour peak load on August
9, 2001 of 3,311 megawatts (MW) that exceeded the prior peak load of 3,070 MW by 7.9% experienced in 1999.

Retail Electric Rates

On October 29, 2001, NSTAR Electric and NSTAR Gas filed with the MDTE a proposed service quality plan, which replaced the plan that had previously been filed as a part of the NSTAR merger rate plan and which implemented guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plan would establish performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and would be subject to penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. On the same date, NSTAR Electric and NSTAR Gas also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines whereby penalties were calculated relating primarily to Boston Edison electric system reliability performance for the summer of 2001 totaling approximately $3.9 million. NSTAR disputes the legal applicability of penalties for these performance periods; however proposed in settlement of this matter to provide credits to Boston Edison customers totaling $3.9 million, offset in part by other payments to Boston Edison customers, which have totaled approximately $1.1 million to date, relating to summer 2001 electric service outages.

Also, on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues experienced during the summer of 2001. The filing included detailed analyses of factors affecting performance, as well as, the companies' plans to address issues identified. The MDTE has also requested similar filings from other Massachusetts electric distribution companies and has stated that they intend to hold public hearings and adjudicatory hearings concerning each such filing. NSTAR is unable to estimate its ultimate liability for future costs as a result of such proceeding. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

The 1997 Massachusetts Electric Restructuring Act (Restructuring
Act) requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier. This is through either standard offer service or default service. As a result of the Restructuring Act, standard offer customers of Boston Edison currently pay rates that are 15% lower, on an inflation-adjusted basis, than rates in effect prior to March 1, 1998, the retail access date. All distribution customers must pay a transition charge as a component of their rate.

From March 1, 1998, Boston Edison's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill. As a result, Boston Edison recorded a regulatory asset of approximately $193.6 million at December 31, 2000 that is reflected as a component of Current assets on the accompanying Condensed Consolidated Balance Sheets. As a result of new rates for standard offer and default service that became effective January 1 and July 1, 2001, the regulatory asset has declined to $45.6 million as of September 30, 2001.

Boston Edison must, on an annual basis, file a forecast reconciliation of its rates for the upcoming year along with any proposed adjustments of prior year revenues and costs for standard offer, default service, transmission and transition charges. The MDTE will, in the ordinary course, approve rates for the coming year before the current year-end to allow the new rates to become effective the first of January. Subsequently, the estimates for the prior year are trued-up to the actual amounts for that year. The MDTE reviews these costs and approves the amounts subject to any required adjustments.

In November 2000, the retail electric subsidiaries of NSTAR made filings containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 2000. The MDTE subsequently approved Tariffs for each retail electric subsidiary effective January 1, 2001. The filings were updated in April 2001 to include final costs for 2000, and were further updated in July 2001 to reflect the results of MDTE orders regarding prior year reconciliation proceedings for each company. The MDTE has not yet ruled on the reconciliation component of each of these filings; however on October 19, 2001, Boston Edison and the Massachusetts Attorney General filed a proposed Settlement Agreement with the MDTE resolving all outstanding issues in Boston Edison's reconciliation filing. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought.
A reserve was established in a prior period and this settlement will not have a material adverse effect on the Company's consolidated financial position or results of operations. Management is unable to determine the outcome of the remaining MDTE proceedings. However, based upon past procedures and on information currently available, management does not believe that it is probable that the final MDTE approval will have a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, NSTAR Electric also made interim filings with the MDTE concerning charges for a standard offer fuel adjustment and for (market-based) default service rates. In December 2000, the MDTE approved an increase of 1.321 cents per kilowatt-hour (kWh) in each company's standard offer service rates for the first-half of 2001, and in June 2001, the MDTE approved an additional increase of 1.23 cents per kWh effective July 1, 2001 based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. The MDTE has ruled that these fuel adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates before the end of the year for changes to take effect in January 2002.

In October 2001, the MDTE approved market-based default service rates for each company for 2002. Future prices for default service are based upon market solicitations for power supply. NSTAR has entered into power purchase agreements to meet its entire default service supply obligations through December 31, 2002. NSTAR Electric will continue to make market solicitations for default service power supply consistent with provisions of the Restructuring Act and MDTE orders.

The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

Long-Term Power Purchase Contracts

NSTAR Electric, on behalf of Boston Edison and other affiliated companies, has existing long-term power purchase agreements
(PPAs). These long-term contracts are expected to supply approximately 90%-95% of its year 2001 standard offer service obligations. NSTAR Electric has entered into shorter-term agreements to meet the remaining standard offer service obligation. Resulting from a July 2001 request for proposals for standard offer and wholesale service requirements in excess of that provided by its PPAs, NSTAR Electric entered into a letter agreement in September 2001 for service commencing January 1, 2002 for a term of one year.

Results of Operations - Three Months Ended September 30, 2001 vs.
Three Months Ended September 30, 2000

Net income was $82.3 million for the three months ended
September 30, 2001 compared to $68.4 million for the same period in 2000, a $13.9 million or 20.3% increase.

The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased $131.9 million or 26.9% during the third quarter of 2001 as follows:

(in thousands)
Retail electric revenues                             $ 123,464
Wholesale revenues                                       2,618
Other revenues                                           5,796
  Increase in operating revenues                     $ 131,878
                                                     =========

Retail revenues were $579.5 million in 2001 compared to $456 million in 2000, an increase of $123.5 million, or 27.1%. The change in retail revenues includes higher rates implemented in January and July 2001 for standard offer and default service ($130.2 million), a net increase in distribution revenue ($20.8 million) and transmission revenues ($11.7 million), and a 4.1% increase in retail kWh electric sales. Included in the net change in distribution revenues are lower incentive revenue entitlements of $20.6 million that the Company receives for successfully lowering transition charges. Boston Edison recognized revenues for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $22.2 million in 2001 compared to $19.6 million in 2000, an increase of $2.6 million, or 13.3%, due primarily to settlement amounts received from Pilgrim contract customers.

Other revenues were $20.7 million in 2001 compared to $14.9 million in 2000, an increase of $5.8 million, or 38.9%. This change reflects higher Regional Network Services transmission revenues.

Operating expenses

Purchased power costs were $343.5 million in 2001 compared to $226 million in 2000, an increase of $117.5 million, or 52%. The increase reflects higher purchased power requirements due to a 4.1% increase in retail sales, a 2.7% increase in wholesale sales and the recognition of previously deferred purchased power costs resulting from current year collections of these costs, partially offset by lower wholesale electric costs. Boston Edison adjusts its electric rates to collect the costs it actually incurs related to energy supply. Differences between the level of revenues collected and costs actually incurred are recorded as a regulatory asset or liability. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $50.4 million in 2001 compared to $47.4 million in 2000, an increase of $3 million, or 6.3%. This increase reflects higher electric distribution weather-related maintenance costs during this past summer, higher bad debt expense of $1.9 million and higher pension costs. These factors were partially offset by merger related savings.

Depreciation and amortization expense was $42.6 million in 2001 compared to $45.6 million in 2000, a decrease of $3 million, or 6.6%. The decline in amortization expense is directly attributable to the lower level of amortization expense associated with a transition true-up filing in the third quarter of 2000, partially offset by a higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $13.7 million in 2001 compared to $13.6 million in 2000, an increase of $0.1 million, or 0.1%. This increase is primarily due to timing in spending levels for these programs. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis, and therefore, fluctuations in program costs have no impact on earnings. In addition, Boston Edison earns incentive amounts in return for increased customer participation.

Property and other taxes were $16.4 million in 2001 compared to $13.9 million in 2000, an increase of $2.5 million, or 18%. The increase was primarily due fact that during 2000, Boston Edison was reimbursed for the majority of to the payments in lieu of property taxes to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999.

Income taxes from operations were $53 million in 2001 compared to $45.3 million in 2000, an increase of $7.7 million, or 17%. This increase reflects higher pretax operating income in 2001.

Other income

Other income was $0.3 million in the third quarter of 2001 compared to income of $3.2 million in the same period of 2000, a net decrease in income of $2.9 million directly attributable to the absence of Other income recognized in 2000 related to a $2 million billing settlement associated with the Company's distribution electric energy customer.

Interest charges

Interest on long-term debt and transition property securitization certificates was $22 million in 2001 compared to $24.6 million in 2000, a decrease of $2.6 million, or 10.6%. The decrease primarily reflects the retirement of several long term debt issues during the second half of 2000 by Boston Edison. The current period also reflects a reduction of securitization certificates interest of $0.9 million due to the scheduled partial paydown of this debt.

Other interest income were $0.5 million in 2001 compared to other interest charges of $9.5 million in 2000, an increase of $10 million primarily due to a reconciliation of certain regulatory deferrals that resulted in additional interest expense recorded in 2000. Additionally, the benefit of lower interest rates is almost entirely offset by higher average short-term borrowing levels from banks. The increase in borrowing is primarily the result of working capital requirements.

Results of Operations - Nine Months Ended September 30, 2001 vs.
Nine Months Ended September 30, 2000

Net income was $143 million for the nine months ended
September 30, 2001 compared to $115.2 million for the same period in 2000, a 24.1% increase.

The results of operations for the nine month period are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased $299.1 million or 23.6% during the nine months ended September 30, 2001 as follows:

(in thousands)
Retail electric revenues                            $  280,583
Wholesale revenues                                       9,252
Other revenues                                           9,225
  Increase in operating revenues                    $  299,060
                                                    ==========

Retail revenues were $1,443.9 million in 2001 compared to $1,163.4 million in 2000, an increase of $280.5 million, or 24.1%. The change in retail revenues includes higher rates implemented in January and July 2001 for standard offer and default service ($299.1 million), increase in transmission revenues ($24.6 million), a 1.8% increase in retail kWh electric sales and the absence in the current period of a $23.7 million fuel charge refund to customers in the same period last year. These increases in revenue were partially offset by a decrease in distribution and transition revenues of $17.8 million. Included in the change of net distribution and transition revenues is a decrease in incentive revenue entitlements of $9.6 million that the MDTE has allowed for successfully lowering certain transition charges. Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income

Wholesale electric revenues were $64.5 million in 2001 compared to $55.2 million in 2000, an increase of $9.3 million, or 16.8%. This increase in wholesale revenues reflects increased kWh sales of 6.7%, primarily as the result of increased demand from a public transit authority and municipalities.

Other revenues were $56.9 million in 2001 compared to $47.8 million in 2000, an increase of $9.1 million, or 19%. This change reflects higher Regional Network Services transmission revenues partially offset by the absence of a $1.6 million transmission refund relating to Local Network Services transmission revenues as recognized in the second quarter 2000 due to a FERC approved settlement.

Operating expenses

Purchased power costs were $900.5 million in 2001 compared to $627.4 million in 2000, an increase of $273.1 million, or 43.5%. The increase reflects higher purchased power requirements due to a 1.8% increase in retail sales, a 6.7% increase in wholesale sales and the recognition of previously deferred purchased power costs resulting from current year collections of these costs, partially offset by lower wholesale electric cost. Boston Edison adjusts its electric rates to collect the costs it actually incurs related to energy supply. Differences between the level of revenues collected and costs actually incurred are recorded as a regulatory asset or liability. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $143.9 million in 2001 compared to $157.6 million in 2000, a decrease of $13.7 million, or 8.7%. This decrease reflects lower employee benefit expenses primarily resulting from lower permanent staffing levels and other merger-related operating efficiencies. This decrease was partially offset by higher electric distribution weather-related maintenance costs, higher bad debt expense of $2.1 million and higher pension costs.

Depreciation and amortization expense was $126.4 million in 2001 compared to $128.2 million in 2000, a decrease of $1.8 million, or 1.4%. The decline in amortization expense is directly attributable to the lower level of amortization expense associated with a transition true-up filing in the third quarter of 2000, partially offset by a higher level of depreciable plant in service in the current period.

Demand side management (DSM) and renewable energy programs expense was $40.8 million in 2001 compared to $41 million in 2000, a decrease of $0.2 million, or 0.5%. This decrease is primarily due to timing in spending levels for programs. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis, and therefore, fluctuations in program costs have no impact on earnings. In addition, Boston Edison earns incentive amounts in return for increased customer participation.

Property and other taxes were $51.3 million in 2001 compared to $44.5 million in 2000, an increase of $6.8 million, or 15.3%. The increase was due to the fact that during 2000, Boston Edison was reimbursed for the majority of its payments in lieu of property taxes to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999.

Income taxes from operations were $92.9 million in 2001 compared to $75 million in 2000, an increase of $17.9 million, or 23.9%.
This increase reflects higher pretax operating income in 2001.

Other income

Other income was $3.6 million in 2001 compared to income of $6.7 million in the same period of 2000, a net decrease in income of $3.1 million directly attributable to the absence of interest income recognized in the second quarter of 2000 of $4.5 million from a former wholesale contract customer associated with the Pilgrim contract buyout. In 2000, other income also included a $2 million billing settlement associated with the Company's distribution electric energy customer, offset by the allocation from NSTAR Electric and Gas Corp. of $2.7 million as of September 30, 2001 of income associated with the receipt of equity securities in connection with demutualization of two insurance companies.

Interest charges

Interest on long-term debt and transition property securitization certificates was $66.8 million in 2001 compared to $75.6 million in 2000, a decrease of $8.8 million, or 11.6%. Approximately $3.1 million of the decrease is related to securitization certificate interest reflecting the scheduled partial paydown of this debt. The decrease in interest on long-term debt is primarily the result of a reduction of approximately $5.5 million due to the following retirements: $65 million of 6.8% debentures, $34 million of 9.875% debentures and $100 million of 6.05% debentures during the third quarter of 2000.

Other interest charges were $5.4 million in 2001 compared to $10.5 million in 2000, a decrease of $5.1 million primarily due to a reconciliation of certain regulatory deferrals that resulted in additional interest expense recorded in 2000. Additionally, the benefit of lower interest rates is almost entirely offset by higher average short-term borrowing levels from banks. The increase in borrowing is primarily the result of working capital requirements.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Management is currently assessing the impact of SFAS 142 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for fiscal years beginning after June 15, 2002, establishes accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
(or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is also currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this Statement.

As of January 1, 2001, Boston Edison adopted the FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards No. 137 and 138, and collectively referred to as SFAS 133. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value.

The management of the Company has assessed the impact of SFAS
133. As part of this assessment, the Company formed an implementation team in 2000 consisting of key individuals from various operational and financial areas of the organization. The primary role of this team was to inventory and determine the impact of potential contractual arrangements for SFAS 133 application. The implementation team has performed extensive reviews of critical operating areas of the Company and has documented its procedures in applying the requirements of SFAS 133 to Boston Edison's contractual arrangements in effect on January 1, 2001. Based on Boston Edison's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or financial position.

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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2001:
Ratio of earnings to fixed charges                     3.51

Ratio of earnings to fixed charges and preferred
stock dividend requirements                            3.24
1232:

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits filed herewith
      Exhibit 4  - Instruments defining the rights of security
                   holders, including indentures

                   Management agrees to furnish to the
                   Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets

      Exhibit    - Computation of ratio of earnings to fixed
      12           charges

            12.1 - Computation of ratio of earnings to fixed
                   charges for the twelve months ended September
                   30, 2001

            12.2 - Computation of ratio of earnings to fixed
                   charges and preferred stock dividend
                   requirements for the twelve months ended
                   September 30, 2001

      Exhibit    - Letter re unaudited interim financial
      15           information

            15.1 - Report of Independent Accountants

      Exhibit    - Additional exhibits
      99
            99.1 - Letter of Independent Accountants

                   Form S-3 Registration Statements filed by
                   Boston Edison Company on February 3, 1993
                   (File No. 33-57840) and February 20, 2001
                   (File No. 333-55890).

b)  No Form 8-K was filed during the third quarter of 2001.

                            Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                              BOSTON EDISON COMPANY
                                                                   (Registrant)



Date:  November 14, 2001                /s/ ROBERT J. WEAFER,
                                        JR.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer

1308: