Form 10-Q
period 2002-03-31
BOSTON EDISON CO
filed 2002-05-15
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2002

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from           to


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

             Class                 Outstanding at May 14, 2002
  Common Stock, $1 par value                100 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements


                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)
                                            Three Months Ended March 31,
                                                    2002           2001

Operating revenues                             $ 421,765      $ 466,162

Operating expenses:
  Purchased power                                244,247        276,785
  Operations and maintenance                      53,730         51,549
  Depreciation and amortization                   42,779         42,264
  Demand side management and renewable energy
    programs                                      11,221         13,767
  Taxes - property and other                      18,168         18,126
  Income taxes                                    11,861         16,388
    Total operating expenses                     382,006        418,879

Operating income                                  39,759         47,283

Other income, net                                    312            832

Operating and other income                        40,071         48,115

Interest charges:
  Long term debt                                  11,113         11,800
  Transition property securitization certificates  9,805         10,798
  Short-term debt and other                        2,451          2,414
  Allowance for borrowed funds used during
    construction                                    (171)          (553)
      Total interest charges                      23,198         24,459

Net income                                     $  16,873      $  23,656
                                               =========      =========


Per share data is not relevant because Boston Edison Company's common stock is wholly-owned by NSTAR.









The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                           Three Months Ended March 31,
                                                    2002          2001

Balance at the beginning of the period          $428,150      $352,832
Add:
  Net income                                      16,873        23,656
    Subtotal                                     445,023       376,488
Deduct:
Dividends declared:
  Dividends to Parent                             28,100        32,323
  Preferred stock                                    490         1,490
    Subtotal                                      28,590        33,813
Provision for preferred stock redemption and
  issuance costs                                       -            60
Balance at the end of the period                $416,433      $342,615
                                                ========      ========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                             March 31,   December 31,
                                                 2002           2001
Assets
Utility plant in service, at original cost $2,693,085     $2,641,759
  Less: accumulated depreciation              891,111        875,158
                                            1,801,974      1,766,601
Construction work in progress                  39,264         38,818
  Net utility plant                         1,841,238      1,805,419

Equity investments                             13,518         13,611

Current assets:
  Cash and cash equivalents                     6,270         13,549
  Restricted cash                               3,625          3,625
  Accounts receivable customers, net          238,123        264,633
  Accrued unbilled revenues                    18,313         29,081
  Materials and supplies, at average cost      14,106         15,461
  Other                                        16,363         24,170
    Total current assets                      296,800        350,519

Deferred debits:
  Regulatory assets                           731,153        768,776
  Prepaid pension expense                     240,963        218,713
  Other                                        26,635         27,763

  Total assets                             $3,150,307     $3,184,801
                                           ==========     ==========


















The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                           March 31,      December 31,
                                                2002              2001
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and outstanding)   $        -       $         -
  Premium on common stock                    528,795           528,795
  Retained earnings                          416,433           428,150
    Total common equity                      945,228           956,945

Cumulative non-mandatory redeemable preferred
  stock                                       43,000            43,000
Long-term debt                               401,850           551,803
Transition property securitization
  certificates                               479,500           513,904
    Total long-term debt                     881,350         1,065,707

  Total capitalization                     1,869,578         2,065,652

Current liabilities:
  Transition property securitization
    certificates                              59,337            40,972
  Long-term debt                             150,267               667
  Notes payable                              202,000           191,500
  Accounts payable -
    Affiliates                                35,932            73,243
    Other                                    101,712            91,522
  Accrued interest                             6,076            10,738
  Other                                       67,656            67,098
    Total current liabilities                622,980           475,740

Deferred credits:
  Accumulated deferred income taxes          576,428           559,516
  Accumulated deferred investment tax credits 19,000            19,249
  Power contracts                             21,229            22,697
  Other                                       41,092            41,947
    Total deferred credits                   657,749           643,409

Commitments and contingencies

    Total capitalization and
      liabilities                        $ 3,150,307       $ 3,184,801
                                         ===========       ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)

                                               Three Months Ended March 31,
                                                       2002           2001
Operating activities:
  Net income                                      $  16,873      $  23,656
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                  42,779         40,269
      Deferred income taxes and investment
        tax credits                                  20,100      	 (14,806)
      Allowance for borrowed funds used during
        construction                                   (171)          (553)
  Net changes in working capital                     (5,907)       (42,394)
  Other, net                                          7,183        (27,542)

Net cash provided by (used in) operating activities  80,857        (21,370)

Investing activities:
  Plant expenditures (excluding AFUDC)              (54,099)       (25,372)
  Other investments                                      93            (75)

Net cash used in investing activities               (54,006)       (25,447)

Financing activities:
  Transition property securitization
    certificates redemptions                        (16,040)       (15,573)
  Net change in notes payable                        10,500         88,500
  Dividends paid                                    (28,590)       (34,230)

Net cash (used in) provided by financing
  activities                                        (34,130)        38,697
Net decrease in cash and cash equivalents            (7,279)        (8,120)
Cash and cash equivalents at beginning of year       13,549         12,125

Cash and cash equivalents at end of period        $   6,270      $   4,005
                                                  =========      =========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest, net of amounts capitalized            $  25,572      $  28,264
                                                  =========      =========

  Income taxes                                    $   8,290      $     708
                                                  =========      =========





The accompanying notes are an integral part of the condensed consolidated financial statements.


 Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements included in Boston
Edison's 2001 Annual Report on Form 10-K.

A)  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company
(HEEC) and BEC Funding LLC. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility and is an exempt public utility holding company. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR
Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

NSTAR Electric has committed resources to implement a System Improvement Program to improve customer service and system reliability. This comprehensive, non-recurring System Improvement Program is being implemented to upgrade NSTAR Electric's distribution system and is expected to be completed during 2002. The cost of this program is expected to be $65 million and primarily is associated with improvements to Boston Edison's electric system. Approximately $11 million will be included in NSTAR Electric's operations and maintenance expense in 2002 and $54 million will be invested in delivery assets (Utility plant) during the year. Through March 31, 2002, NSTAR Electric has expended approximately $3.7 million on this Program of which the majority of these charges are related to Boston Edison and are included as a component of Operations and maintenance expense on the accompanying Condensed Consolidated Statements of Income. In addition, NSTAR Electric has expended approximately $9 million in capital improvements of which, virtually all relate to Boston Edison's electric system and is included as a component of Utility plant on the accompanying Condensed Consolidated Balance Sheets. A combination of unusually severe storms, record heat and extreme customer load in the Boston area led to prolonged and wide-spread outages in the summer of 2001 that underscored the need to address electric system upgrades and improve maintenance.

B)  Basis of Presentation

The financial information presented as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2001 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.
Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three months ended March 31, 2002 and 2001 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions.

C)  Amortization of Merger Related Costs

The merger creating NSTAR was accounted for under the purchase method of accounting and resulted in the recognition of an acquisition premium (goodwill). An integral part of the merger is the rate plan of the combined retail utility subsidiaries that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze through 2004, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by the separate entities.

As disclosed in Boston Edison's Form 10-K for the year ended December 31, 2001, NSTAR expected that it would transfer $319 million of goodwill to its reporting unit, as a component of Boston Edison's common equity, effective January 1, 2002. However, upon further review and consideration of all the transition provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), NSTAR has determined it will continue to account for goodwill by the acquired entities as it has done since the date of the merger. For regulatory purposes, Boston Edison has been allocated $319 million of goodwill and is expensing this amount over 40 years. This amount is being recovered from Boston Edison's customers and will continue to be treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. The annual allocation of goodwill amortization expense to the Company is approximately $8 million.

D)  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric of which $3.2 million related specifically to Boston Edison and is to be refunded to customers as a credit to their bills during the month of May 2002. This refund will not have a material effect on Boston Edison's consolidated financial position or results of operations.

Through March 31, 2002, Boston Edison's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as the companies' plans to address issues that were identified. On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues which initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. Boston Edison is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of Boston Edison's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes it would not have a material effect on Boston Edison's consolidated financial position, cash flows or results of operations for a reporting period.

E)  Contingencies

1. Environmental Matters

Boston Edison is involved in approximately 14 state-regulated properties ("Massachusetts Contingency Plan, or "MCP sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remedy these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, Boston Edison also faces possible liability as a potentially responsible party (PRP) in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $4.7 million and $4.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, respectively, related to the non-recoverable portion of these cleanup liabilities. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position. However, it is possible that additional provisions for cleanup costs that may result from a change in estimates could have an impact on the results of operations for a reporting period in the near term.

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

2. Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are also involved in certain legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

F)  Income Taxes

The following table is a reconciliation of the statutory federal income tax rate to the annual estimated effective income tax rate for 2002 and the actual effective income tax rate for the year ended December 31, 2001:

                                                   2002      2001
Statutory tax rate                                 35.0%     35.0%
State income tax, net of federal income tax benefit 4.4       4.4
Investment tax credit amortization                 (0.4)     (0.6)
Other                                               1.7       2.7
  Effective tax rate                               40.7%     41.5%
                                                   =====     =====

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $61.8 million and $62.1 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of March 31, 2002 and December 31, 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Item 2.  Management's Discussion and Analysis

The accompanying Management's Discussion and Analysis (MD&A) should be read in conjunction with the MD&A in Boston Edison's
2001 Annual Report on Form 10-K.

Overview

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company
(HEEC) and BEC Funding LLC. NSTAR is Massachusetts' largest investor-owned combined electric and gas utility and is an exempt public utility holding company. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. Boston Edison serves approximately 681,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR
Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

NSTAR Electric has committed resources to implement a System Improvement Program to improve customer service and system reliability. This comprehensive, non-recurring System Improvement Program is being implemented to upgrade NSTAR Electric's distribution system and is expected to be completed during 2002. The cost of this program is expected to be $65 million and primarily is associated with improvements to Boston Edison's electric system. Approximately $11 million will be included in NSTAR Electric's operations and maintenance expense in 2002 and $54 million will be invested in delivery assets (Utility plant) during the year. Through March 31, 2002, NSTAR Electric has expended approximately $3.7 million on this Program of which the majority of these charges are related to Boston Edison and are included as a component of Operations and maintenance expense on the accompanying Condensed Consolidated Statements of Income. In addition, NSTAR Electric has expended approximately $9 million in capital improvements of which virtually all relate to Boston Edison's electric system and is included as a component of Utility plant on the accompanying Condensed Consolidated Balance Sheets. A combination of unusually severe storms, record heat and extreme customer load in the Boston area led to prolonged and wide-spread outages in the summer of 2001 that underscored the need to address electric system upgrades and improve maintenance.

Cautionary Statement

This Management's Discussion and Analysis contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of management's plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission
(SEC) and in press releases and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Boston Edison undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures Boston Edison makes in its filings to the SEC. Also note that Boston Edison provides in the next paragraph a cautionary discussion of risks and other uncertainties relative to its business. These are factors that could cause its actual results to differ materially from expected and historical performance. Other factors in addition to those listed here could also adversely affect Boston Edison.

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

Amortization of Merger Related Costs

The merger creating NSTAR was accounted for under the purchase method of accounting and resulted in the recognition of an acquisition premium (goodwill). An integral part of the merger is the rate plan of the combined retail utility subsidiaries that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze through 2004, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by the separate entities.

As disclosed in Boston Edison's Form 10-K for the year ended December 31, 2001, NSTAR expected that it would transfer $319 million of goodwill to its reporting unit, as a component of Boston Edison's common equity, effective January 1, 2002. However, upon further review and consideration of all the transition provisions of the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), NSTAR has determined it will continue to account for goodwill by the acquired entities as it has done since the date of the merger. For regulatory purposes, Boston Edison has been allocated $319 million of goodwill and is expensing this amount over 40 years. This amount is being recovered from Boston Edison's customers and will continue to be treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. The annual allocation of goodwill amortization expense to the Company is approximately $8 million.

For regulatory accounting and ratemaking purposes, Boston Edison reflects its allocated amount of goodwill on its balance sheet, as ordered by the MDTE. The following schedule reflects the impact on the Company's financial position of recording this level of goodwill.

                                        March 31,    December 31,
 (in thousands)                           2002           2001
 Total assets per the accompanying
   Balance Sheets                      $  3,150,307  $  3,184,801
 Goodwill, net                              298,473       300,468
   Total proforma assets               $  3,448,780  $  3,485,269
                                       ============  ============


 Total Common Equity                   $    945,228  $    956,945
 Goodwill (original amount charged
 to APIC)                                   319,048       319,048
   Proforma common equity                 1,264,276     1,275,993

 Total current and long-term liabilities  2,184,504     2,209,276
   Total proforma capitalization and
     liabilities                       $  3,448,780  $  3,485,269
                                       ============  ============


Significant Accounting Policies

The accompanying consolidated financial statements for each period presented include the activities of Boston Edison. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform to the current presentation.

a.  Regulatory - Accounting

Boston Edison follows accounting policies prescribed by the FERC and the MDTE. In addition, Boston Edison is subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements conform to generally accepted accounting principles (GAAP). As a rate-regulated company, Boston Edison is subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on current and future cash inflows. As of March 31, 2002 and December 31, 2001, Boston Edison has recorded regulatory assets of $731 million and $769 million, respectively. Boston Edison continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

b.  New Accounting Principles

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for Boston Edison in the first quarter of 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Boston Edison will continue amortizing its allocated portion of goodwill over the regulatory recovery period of 40 years. This amount is being recovered from Boston Edison's customers and will continue to be treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. A significant element of this rate plan includes recovery of the acquisition premium over 40 years.

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for fiscal years beginning after June 15, 2002, establishes accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. However, based on Boston Edison's assessment to date, the adoption of SFAS 143 is not expected to have a material effect on its results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to Be Disposed Of" (SFAS 121) and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of March 31, 2002, the implementation of this Statement had no effect on Boston Edison's results of operations and financial position.

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

Boston Edison continues its assessment on any impact that potentially may result from FASB revisions and clarifications, including, but not limited to, FASB Derivative Implementation Group Issue C15, to SFAS 133. Based on Boston Edison's assessment, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or financial position.

c.  Revenue Recognition

Boston Edison's revenues are based on authorized rates approved by the FERC and the MDTE. Estimates of transmission, distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period. The determination of unbilled revenues requires management to estimate the volume and pricing of electricity delivered to customers prior to actual meter readings.

d.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that requires a consideration of all pertinent facts and circumstances and the use of professional judgment. These factors affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Rate and Regulatory Proceedings

On October 29, 2001, and as subsequently updated, NSTAR Electric filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric of which $3.2 million related specifically to Boston Edison and is to be refunded to customers as a credit to their bills during the month of May 2002. This refund will not have a material effect on Boston Edison's consolidated financial position or results of operations.

Through March 31, 2002 Boston Edison's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as the companies' plans to address issues that were identified. On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues which initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. Boston Edison is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of Boston Edison's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes it would not have a material effect on Boston Edison's consolidated financial position, cash flows or results of operations for a reporting period.

Retail Electric Rates

The 1997 Restructuring Act requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the Boston Edison service territory and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of March 31, 2002 and December 31, 2001, Boston Edison had approximately 23.4% and 19%, respectively, of its load requirements provided by competitive suppliers.

During 2000, Boston Edison's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill by approximately $193.6 million. On January 1 and July 1, 2001, Boston Edison was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. Furthermore, when combined with the reduction in power supply costs experienced in 2001 and into the first quarter of 2002, rates were reduced on January 1, 2002 in anticipation of further reduced costs and resulted in a net over-collection of $31 million and $2.5 million as of March 31, 2002 and December 31, 2001.

In December 2000, the MDTE approved a standard offer fuel index of 1.321 cents per kilowatt-hour (kWh) that was added to Boston Edison's standard offer service rates for the first-half of 2001. In June 2001, the MDTE approved an additional increase of 1.23 cents per kWh effective July 1, 2001 based on a fuel adjustment formula contained in its standard offer tariffs to reflect the prices of natural gas and oil. In December 2001, the MDTE approved a decrease in this fuel index of 1.125 cents to 1.426 cents per kWh for the first quarter of 2002 based on a decrease in the cost of fuel. Effective April 1, 2002, Boston Edison's fuel index was set to zero. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

In December 2001, Boston Edison filed proposed rate adjustments for 2002, including a preliminary reconciliation of costs and revenues through 2001. The MDTE subsequently approved tariffs effective January 1, 2002. The filings were updated in February 2002 to include final costs for 2001. The MDTE approved the reconciliation of costs and revenues for Boston Edison through 2000 in its approval on November 16, 2001 of a Settlement Agreement between Boston Edison and the Massachusetts Attorney General (AG) resolving all outstanding issues in Boston Edison's prior reconciliation filings. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought. This settlement did not have a material adverse effect on Boston Edison's consolidated financial position or results of operations.

In addition to the annual rate filings referenced above, NSTAR
Electric has also made interim filings with the MDTE concerning charges for a standard offer fuel adjustment and for (market-based) default service rates, as discussed above.

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

Corporate Office Facility Transaction

In the first quarter of 2002, NSTAR closed on the transaction of a new corporate office facility (the Summit) located in Westwood, Massachusetts. This transaction represents a "like-kind exchange" of cash and other properties held by the utility companies of NSTAR, including the Company. In addition to the transfer of property, Boston Edison expended approximately $10.5 million in capital costs that is included in investing activities
- plant expenditures on the accompanying Condensed Consolidated Statements of Cash Flows. Boston Edison holds a 64% ownership interest in this facility.

Results of Operations - Three Months Ended March 31, 2002 vs.
Three Months Ended March 31, 2001

The following section of Management's Discussion and Analysis compares the results of operations for each of the quarters ended March 31, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Net income was $16.9 million for the three months ended March 31, 2002 compared to $23.7 million for the same period in 2001, a 28.7% decrease.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues decreased 9.5% during the first quarter of 2002 as follows:

(in thousands)
Retail electric revenues                            $ (39,663)
Wholesale revenues                                     (6,349)
Other revenues                                          1,615
  Decrease in operating revenues                    $ (44,397)
                                                     =========

Retail revenues were $385 million in 2002 compared to $424.7 million in 2001, a decrease of $39.7 million, or 9%. The change in retail revenues includes a 4.2% decline in retail kilowatt-hour (kWh) electric sales. In addition, lower rates implemented in January 2002 for standard offer and default services accounted for a decrease in retail revenues by $8 million and $13.7 million, respectively. Transition revenues were $11.6 million lower due to a decline in rates. The decline in transition revenues includes a $2.1 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $3.2 million but were partially offset by lower distribution revenues of $4.2 million. The change in retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Weather conditions greatly impact the change in electric revenues in Boston Edison's service area. The first quarter period of 2002 was significantly warmer than the same period in 2001. In fact, it was the warmest December through February period on record, with March being warmer than last year and normal. Below is comparative information on heating degree days for the three-month periods ending March 31, 2002 and 2001 and the number of degree days in a "normal" first quarter period as represented by a 30-year average.

                                                           Normal
                                           2002     2001  30-Year
                                                          Average

Heating degree days                        3,362    4,009   3,967
  Percentage change from prior year      (16.1)%     7.7%
  Percentage change from 30-year average (15.3)%     1.1%


Wholesale electric revenues were $17.2 million in 2002 compared to $23.5 million in 2001, a decrease of $6.3 million, or 26.8%. This decrease in wholesale revenues primarily reflects decreased kWh sales of 9.1% and a decline in rates. Amounts collected from wholesale customers have no impact on net income.

Other revenues were $19.5 million in the first quarter of 2002 compared to $17.9 million in the same period of 2001, an increase of $1.6 million, or 9%. This increase primarily reflects higher transmission revenues due to an increase in rates effective January 2002.

Operating expenses

Purchased power costs were $244.2 million in the first quarter of 2002 compared to $276.8 million in the same period of 2001, a decrease of $32.6 million, or 12%. The decrease in expense reflects lower purchased power requirements due to a 4.2% decrease in retail sales, a 9.1% decrease in wholesale sales and lower costs that reflect the prices of natural gas and oil. Included in the current and prior period was $28.4 million and $41.7 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of these costs. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $53.7 million in 2002 compared to $51.5 million in 2001, an increase of $2.2 million, or 4%. This increase reflects non-recurring corrective electric systems maintenance costs of $3.7 million in connection with the System Improvement Program, increased benefit costs of $2.8 million and a slight increase in bad debt expense. These increases were partially offset by reduced expensed labor costs and the absence of storm related costs during the first quarter of 2002 resulting from milder weather conditions.

Depreciation and amortization expense was $42.8 million in 2002 compared to $42.3 million in 2001, an increase of $0.5 million, or 1%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $11.2 million in the first quarter of 2002 compared to $13.8 million in the same period of 2001, a decrease of $2.6 million, or 19%, primarily due to the timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.

Property and other taxes were $18.2 million in 2002 compared to $18.1 million in 2001, an increase of $0.1 million, or 1%. The increase is due to higher overall municipal property taxes, particularly for the City of Boston, offset by lower payroll taxes.

Income taxes from operations were $11.9 million in 2002 compared to $16.4 million in 2001, a decrease of $4.5 million, or 27%.
This decrease reflects lower pre-tax operating income in 2002.

Other income

Other Income was $0.3 million in the first quarter of 2002 compared to $0.8 million in the same period of 2001, a net decrease in income of $0.5 million due to lower property rental revenues and a decrease in equity interest income.

Interest charges

Interest on long-term debt and transition property securitization certificates was $20.9 million in 2002 compared to $22.6 million in 2001, a decrease of $1.7 million, or 8%. Approximately $1 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The remaining decrease relates to a decrease in interest on long-term debt and is the result of a retirement of $24.3 million, 9.375% debentures in August 2001.

Other interest charges were $2.5 million in 2002 compared to $2.4 million in 2001, an increase of $0.1 million. Despite a higher level of debt outstanding, this increase was partially offset by a significant reduction in short-term borrowing rates and a reduction in regulatory interest due to reductions in the under-collection of regulatory deferrals. The increase in borrowings is primarily the result of increased working capital requirements.

Performance Assurances and Financial Guarantees

NSTAR Electric has entered into a series of purchased power agreements to meet its default service supply obligations and its remaining unmet standard offer supply obligations through December 31, 2002. NSTAR Electric is recovering all of the payments it is making to suppliers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR Electric distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit.

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

Twelve months ended March 31, 2002:

Ratio of earnings to fixed charges                     3.03

Ratio of earnings to fixed charges and preferred stock
dividend requirements                                  2.84


Item 6.  Exhibits and Reports on Form 8-K
a)  Exhibits:

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

        Exhibit 12   - Computation of ratio of earnings to fixed charges

                12.1 - Computation of ratio of earnings to fixed charges for the twelve months ended March 31, 2002

                12.2 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended March 31, 2002

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


b)  No Form 8-K was filed during the first quarter of 2002.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BOSTON EDISON COMPANY
                                       (Registrant)



Date:  May 15, 2002                     /s/ Robert J. Weafer, Jr.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer