Form 10-Q
period 2002-06-30
BOSTON EDISON CO
filed 2002-08-15
CIK 13372

Draft   8/9/02
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2002

                                 or

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

             Class                Outstanding at August 14, 2002
  Common Stock, $1 par value                100 shares
62:
The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements



                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)

                             Three Months Ended      Six Months Ended
                                   June 30                June 30
                                 2002        2001       2002        2001

Operating revenues           $375,351    $476,755   $797,116    $942,917

Operating expenses:
  Purchased power             182,268     280,175    426,515     556,960
  Operations and               58,962      41,895    112,692      93,444
maintenance
  Depreciation and             42,904      41,601     85,683      83,865
amortization
  Demand side management
and     renewable energy       10,803      13,290     22,024      27,057
programs
  Taxes - property and         17,472      16,703     35,640      34,829
other
  Income taxes                 16,688      23,507     28,549      39,895
    Total operating           329,097     417,171    711,103     836,050
expenses

Operating income               46,254      59,584     86,013     106,867

Other income, net                 647       2,432        959       3,264

Operating and other income     46,901      62,016     86,972     110,131

Interest charges:
  Long term debt               11,099      11,728     22,212      23,528
  Transition property
    securitization              9,326      10,431     19,131      21,229
certificates
  Short-term debt and           2,045       3,444      4,496       5,858
other
  Allowance for borrowed
funds     used during            (98)       (622)      (269)     (1,175)
construction
      Total interest           22,372      24,981     45,570      49,440
charges

Net income                   $ 24,529    $ 37,035   $ 41,402    $ 60,691
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



                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  2002        2001        2002        2001

Balance at the beginning of   $416,433    $342,615    $428,150    $352,832
the period
Add:
  Net income                    24,529      37,035      41,402      60,691
    Subtotal                   440,962     379,650     469,552     413,523
Deduct:
Dividends declared:
  Dividends to Parent           28,100      31,250      56,200      63,573
  Preferred stock                  490       1,490         980       2,980
    Subtotal                    28,590      32,740      57,180      66,553
Provision for preferred
stock   redemption and              -           60           -         120
issuance costs
Balance at the end of the     $412,372    $346,850    $412,372    $346,850
period                         =======     =======     =======     =======






The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                          June 30,   December 31,
                                              2002           2001
Assets
Utility plant in service, at original   $2,713,138     $2,641,759
cost
  Less: accumulated depreciation           890,992        875,158
                                         1,822,146      1,766,601
Construction work in progress               52,963         38,818
  Net utility plant                      1,875,109      1,805,419

Equity investments                          12,742         13,611

Current assets:
  Cash and cash equivalents                  6,771         13,549
  Restricted cash                            3,625          3,625
  Accounts receivable customers, net       179,040        264,633
  Accrued unbilled revenues                 33,219         29,081
  Materials and supplies, at average        16,889         15,461
cost
  Other                                      7,755         24,170
    Total current assets                   247,299        350,519

Deferred debits:
  Regulatory assets - other                721,101        768,776
  Regulatory assets - power contracts      274,850              -
  Prepaid pension cost                     238,114        218,713
  Other                                     23,306         27,763

  Total assets                          $3,392,521     $3,184,801
                                        ==========     ==========

















The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                          June 30,      December 31,
                                              2002              2001
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per
share
    (100 shares issued and             $         -       $         -
outstanding)
  Premium on common stock                  528,795           528,795
  Retained earnings                        412,372           428,150
    Total common equity                    941,167           956,945

Cumulative non-mandatory redeemable
preferred   stock                           43,000            43,000

Long-term debt                             400,216           551,803
Transition property securitization
  certificates                             479,500           513,904
    Total long-term debt                   879,716         1,065,707

  Total capitalization                   1,863,883         2,065,652

Current liabilities:
  Transition property securitization
    certificates                            42,565            40,972
  Long-term debt                           151,513               667
  Notes payable                            184,000           191,500
  Accounts payable -
    Affiliates                              41,712            73,243
    Other                                  104,462            91,522
  Accrued interest                          10,642            10,738
  Other                                     64,125            67,098
    Total current liabilities              599,019           475,740

Deferred credits:
  Accumulated deferred income taxes        573,414           559,516
  Accumulated deferred investment tax       18,751            19,249
credits
  Power contracts                          295,163            22,697
  Other                                     42,291            41,947
    Total deferred credits                 929,619           643,409

Commitments and contingencies

    Total capitalization and           $ 3,392,521       $ 3,184,801
liabilities                            ===========       ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.
                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)

                                         Six Months Ended June 30,
                                                  2002          2001
Operating activities:
  Net income                                 $  41,402     $  60,691

  Adjustments to reconcile net income to
net     cash provided by operating
activities:
      Depreciation and amortization             85,683        83,865
      Deferred income taxes and investment
        tax credits                             18,272      (35,532)
      Allowance for borrowed funds used
during         construction                      (269)       (1,175)
  Net changes in working capital                55,983      (18,989)
  Other, net                                               (120,973)
                                               (3,960)
Net cash provided by (used in) operating       197,111      (32,113)
activities

Investing activities:
  Plant expenditures (excluding AFUDC)       (106,526)      (62,308)
  Other investments                                869           549

Net cash used in investing activities        (105,657)      (61,759)

Financing activities:
  Transition property securitization
    certificates redemptions                  (32,811)      (30,702)
  Redemptions of long term debt                  (741)             -
  Net change in notes payable                  (7,500)       181,500
  Dividends paid                              (57,180)      (66,970)
Net cash (used in) provided by financing
  activities                                   (98,232)       83,828

Net decrease in cash and cash equivalents      (6,778)      (10,044)
Cash and cash equivalents at beginning of       13,549        12,125
year
Cash and cash equivalents at end of period   $   6,771     $   2,081
                                              =========    =========


Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest, net of amounts capitalized       $  41,187     $  46,931
                                             =========     =========

  Income taxes / (refund)                    $  (4,006)     $ 75,301
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

A)  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company
(HEEC) and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are The Company, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.


B)  Basis of Presentation

The financial information presented as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2001 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three or six months ended June 30, 2002 and 2001 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions.

C)  Amortization of Merger Related Costs

The merger creating NSTAR was accounted for under the purchase method of accounting and resulted in the recognition of an acquisition premium (goodwill). An integral part of the merger is the rate plan of the combined retail utility subsidiaries that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze through August 2003, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. Boston Edison expects to be required by the Massachusetts Department of Telecommunications and Energy (MDTE) to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total consolidated NSTAR CTA is approximately $144 million, with the majority of these costs to be allocated to Boston Edison. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate.

As disclosed in Boston Edison's Form 10-K for the year ended December 31, 2001, NSTAR expected that it would transfer $319 million of goodwill to its reporting unit, as a component of Boston Edison's common equity, effective January 1, 2002. However, upon further review and consideration of all the transition provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), NSTAR has determined it will continue to account for goodwill by the acquired entities as it has done since the date of the merger. For regulatory purposes, Boston Edison has been allocated $319 million of goodwill and is expensing this amount over 40 years. This amount is being recovered from Boston Edison's customers and will continue to be treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. The annual allocation of goodwill amortization expense to the Company is approximately $8 million.

D)  Accounting Standards

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. Boston Edison is required to comply with SFAS 146 beginning January 1, 2003. Boston Edison is in the process of assessing the provisions of SFAS 146 in order to determine its impact on its financial position and results of operations.

As of January 1, 2001, Boston Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of Boston Edison's commodity purchased power contracts were exempt from this accounting treatment under the normal purchase and sales exception of SFAS 133. As a result, these contracts were not marked to market and have not been reflected on the Consolidated Balance Sheets.

Refer to Note E "Derivative Instruments" for further discussion.

E)  Derivative Instruments

Boston Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued C15, on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS
133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity, generally would not qualify for the normal purchase and sales exception.

On April 1, 2002, the effective date of DIG C15, Boston Edison adopted the interpretation of this guidance and began marking to market certains of its long-term purchased power contracts that previously qualified for the normal purchase and sale exception. Boston Edison has one purchased power contract that contain components with pricing mechanisms that are based on a generic index, such as the GNP or CPI and are applied to in significant factors of these agreements. Therefore, as required by the interpretation of C15, Boston Edison has recorded this contract at fair value on its accompanying Condensed Consolidated Balance Sheets in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract as of June 30, 2002 of approximately $275 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge. Therefore, as a result of this regulatory treatment, the recording of this contract on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Boston Edison has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for normal purchase and sales exception and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above market portion of these contracts is currently being recovered through the transition charge.

Boston Edison will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on Boston Edison's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or financial position.

F)  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric filed a proposed service quality plan with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plan established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. NSTAR Electric is required to report annually concerning it's performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. NSTAR Electric also filed with the MDTE a report concerning it's performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric of which $3.2 million related specifically to Boston Edison which was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on Boston Edison's consolidated financial position or results of operations.

Through June 30, 2002 Boston Edison's Electric's performance has resulted in a minimum penalty situation that is currently undergoing internal investigation in order to verify that correct procedures were followed in establishing the benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the remainder of the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as NSTAR Electric's plans to address issues that were identified.
On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues that initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. Boston Edison is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation.

G)  Contingencies

1. Merger Rate Appeal

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE are due on August 26, 2002, with a reply brief to be filed by TEC/Harvard and the AG on September 23, 2002. Management is currently unable to determine the outcome of this proceeding. Boston Edison intends to vigorously defend its position relative to this appeal. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for a reporting period.


2. Environmental Matters

Boston Edison is involved in approximately 14 state-regulated properties ("Massachusetts Contingency Plan, or "MCP sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remedy these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, Boston Edison also faces possible liability as a potentially responsible party (PRP) in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $4.7 million and $4.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001, respectively, related to the non-recoverable portion of these cleanup liabilities. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position. However, it is possible that additional provisions for cleanup costs that may result from a change in estimates could have an impact on the results of operations for a reporting period in the near term.

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

H)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2002 and the actual effective income tax rate for the year ended
December 31, 2001:

                                                  2002           2001
Statutory tax rate                               35.0%          35.0%
State income tax, net of federal income tax        4.4            4.4
benefit
Investment tax credits                           (0.4)          (0.4)
Other                                              1.7            1.7
  Effective tax rate                             40.7%          40.7%
                                                 =====          =====


Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $61.5 million and $62.1 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of June 30, 2002 and December 31, 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.


Item 2.  Management's Discussion and Analysis

The accompanying Management's Discussion and Analysis (MD&A) should be read in conjunction with the MD&A in Boston Edison's
2001 Annual Report on Form 10-K.

Overview

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company
(HEEC) and BEC Funding LLC. NSTAR (or "the Company") is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric.

Cautionary Statement

This Management's Discussion and Analysis contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of management's plans and objectives. These forward-looking statements may also be contained in filings with the Securities and Exchange Commission
(SEC) and in press releases and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Boston Edison's forward-looking information depends in large measure on prevailing governmental policies and regulatory actions, including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and the Federal Energy Regulatory Commission (FERC), with respect to allowed rates of return, rate structure, financings, purchased power recovery, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies.

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


Amortization of Merger Related Costs

The merger creating NSTAR was accounted for under the purchase method of accounting and resulted in the recognition of an acquisition premium (goodwill). An integral part of the merger is the rate plan of the combined retail utility subsidiaries that was approved by the (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze through 2003, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. Boston Edison expects to be required by the Massachusetts Department of Telecommunications and Energy
(MDTE) to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total consolidated NSTAR CTA is approximately $144 million, with the majority of these costs to be allocated to Boston Edison. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate.


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

Significant Accounting Policies

The accompanying consolidated financial statements for each period presented include the activities of Boston Edison's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform to the current presentation.

a.  Regulatory - Accounting

Boston Edison follows accounting policies prescribed by the FERC and the MDTE. In addition, Boston Edison is subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements conform to generally accepted accounting principles (GAAP). As a rate-regulated company, Boston Edison is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This rate-making process results in the recording of regulatory assets based on current and future cash inflows. As of June 30, 2002 and December 31, 2001, Boston Edison has recorded regulatory assets of $721 million and $769 million, respectively. Boston Edison continuously reviews these assets to assess its ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Plant and other regulatory assets related to the generation business are recovered through the transition charge. Boston Edison has long-term purchased power agreements that are used primarily to meet its standard offer obligation. The majority of these agreements are above-market and are not reflected on the accompanying Condensed Consolidated Balance Sheets. However, effective April 1, 2002, Boston Edison has marked to market one purchased power contract that is reflective of above-market costs. The above market value of this contract is reflected as a component of power contracts on the accompanying Condensed Consolidated Balance Sheets. Refer to "Significant Accounting Policies," Item c. "Derivative Instruments" below for a further discussion. The above-market costs of all these contracts are currently being recovered through the transition charge as these costs are incurred. This recovery occurs through 2016. This recovery period coincide with the contractual term of this purchased power agreement. Furthermore, standard offer and default service revenues are adjusted periodically to recover actual costs provided. Standard offer and default service revenues are recognized based on these approved rates for energy delivery. Refer to "Retail Electric Rates" in this MD&A for a further discussion.


b.  New Accounting Principles

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to Be Disposed Of" (SFAS 121) and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Based on Boston Edison's assessment to date, the adoption of SFAS 144 has not had a material effect on its results of operation, cash flows, or financial position.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR is in the process of assessing the provisions of SFAS 146 in order to determine its impact on its financial position and results of operations.

As of January 1, 2001, Boston Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of Boston Edison's commodity purchased power contracts were exempt from this accounting treatment under the normal purchased and sales exception of SFAS 133. As a result, these contracts were not marked to market and have not been reflected on the Consolidated Balance Sheets.

The impact of SFAS 133 is discussed in the following paragraph.

c.  Derivative Instruments

The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued C15, on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity, generally would not qualify for the normal purchase and sales exception.

On April 1, 2002, the effective date of DIG C15, Boston Edison adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sale exception.
Boston Edison has one purchased power contract that contain components with pricing mechanisms that are based on a generic index, such as the GNP or CPI and are applied to in significant factors of these agreements. Therefore, as required by the interpretation of C15, Boston Edison has recorded this contract at fair value on its accompanying Condensed Consolidated Balance
Sheets in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract as of June 30, 2002 of approximately $275 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Boston Edison has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for normal purchase and sales exception and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above market portion of these contracts are currently being recovered through the transition charge.

Boston Edison will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on Boston Edison's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or financial position.


d.  Revenue Recognition

Boston Edison's revenues are based on authorized rates approved by the FERC and the MDTE. Estimates of transmission, distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period. Included as a component of transition revenue is the recovery of all above market purchased power costs. The determination of unbilled revenues requires management to estimate the volume and pricing of electricity delivered to customers prior to actual meter readings.

e.  Use of Estimates

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

Rate and Regulatory Proceedings

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC Energy (former parent of Boston Edison) and Commonwealth Energy System, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE are due on August 26, 2002, with a reply brief to be filed by TEC/Harvard and the AG on September 23, 2002. Management is currently unable to determine the outcome of this proceeding. NSTAR intends to vigorously defend its position relative to this appeal. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for a reporting period.

On October 29, 2001, and as subsequently updated, NSTAR Electric filed proposed service quality plans with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. NSTAR Electric also filed with the MDTE a report concerning performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric of which $3.2 million related specifically to Boston Edison and was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on Boston Edison's consolidated financial position or results of operations.

Through June 30, 2002 Boston Edison's performance has resulted in a minimum penalty situation that is currently undergoing internal investigation in order to verify that correct procedures were followed in establishing the benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the remainder of the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as NSTAR Electric's plans to address issues that were identified.
On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues that initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. Boston Edison is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of Boston Edison's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes it would not have a material effect on Boston Edison's consolidated financial position, cash flows or results of operations for a reporting period.

Retail Electric Rates

The 1997 Restructuring Act requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the Boston Edison service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of June 30, 2002 and December 31, 2001, Boston Edison had approximately 27% and 19%, respectively, of its load requirements provided by competitive suppliers.

During 2000, Boston Edison's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill by approximately $193.6 million. On January 1 and July 1, 2001, Boston Edison was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. As a result, an over-collection occurred of $20.4 million and $2.5 million as of June 30, 2002 and December 31, 2001, respectively.

In December 2000, the MDTE approved a standard offer fuel index of 1.321 cents per kilowatt-hour (kWh) that was added to each NSTAR Electric company's standard offer service rates for the first half of 2001. In June 2001, the MDTE approved an additional increase of 1.23 cents per kWh effective July 1, 2001 based on a fuel adjustment formula contained in its standard offer tariffs to reflect the prices of natural gas and oil. In December 2001, the MDTE approved a decrease in this fuel index of
1.125 cents to 1.426 cents per kWh for the first quarter of 2002 based on a decrease in the cost of fuel. Effective April 1, 2002, each NSTAR Electric company's fuel index was set to zero. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

In December 2001, Boston Edison filed proposed transition rate adjustments for 2002, including a preliminary reconciliation of costs and revenues through 2001. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2002. The filings were updated in February 2002 to include final costs for 2001. The MDTE approved the reconciliation of costs and revenues for Boston Edison through 2000 in its approval on November 16, 2001 of a Settlement Agreement between Boston Edison and the(AG)resolving all outstanding issues in Boston Edison's prior reconciliation filings. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought. This settlement did not have a material adverse effect on Boston Edison's consolidated financial position, results of operations or cash flows.

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


Results of Operations - Three Months Ended June 30, 2002 vs.
Three Months Ended June 30, 2001

The following section of Management's Discussion and Analysis compares the results of operations for each of the quarters ended June 30, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Net income was $24.5 million for the three months ended June 30, 2002 compared to $37 million for the same period in 2001, a 33.8% decrease.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues decreased $101.4 million or 21.3% during the second quarter of 2002:

(in thousands)
Retail electric revenues                           $  (98,301)
Wholesale revenues                                     (3,508)
Other revenues                                             405
  Decrease in operating revenues                   $ (101,404)


Retail revenues were $341.4 million in 2002 compared to $439.7 million in 2001, a decrease of $98.3 million, or 22.4%. The change in retail revenues includes a 3.9% decline in retail(kWh) sales. In addition, lower rates implemented in January 2002 for standard offer and default services accounted for a decrease in retail revenues by $56.1 million and $35.0 million, respectively. Transition revenues were $5.8 million higher. The increase in transition revenues is net of a $4.2 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $2.4 million partially due to higher distribution revenues of $1.0 million. The change in retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Weather conditions greatly impact the change in electric revenues in Boston Edison's service area. Temperatures were slightly below normal for cooling degree days however slightly above normal for heating degree days for the second quarter of 2002. Below is comparative information on heating and cooling degree days for the three-month periods ending June 30, 2002 and 2001 and the number of degree days in a "normal" second quarter period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (for heating) or rises above (for cooling), a base of 65 degrees.
Each degree below or above the base, is measured in one degree day.


                                                              Normal
                                                              30-Year
                                      2002          2001      Average

Heating degree days                    854           779         807
  Percentage change from prior        9.6%       (13.0)%
year
  Percentage change from 30-year      5.8%        (3.5)%
average


Cooling degree days                    159           276         175
  Percentage change from prior     (42.4)%       (66.3)%
year
  Percentage change from 30-year    (9.1)%       (57.7)%
average

Wholesale electric revenues were $15.2 million in 2002 compared to $18.7 million in 2001, a decrease of $3.5 million, or 18.8%. This decrease in wholesale revenues primarily reflects decreased kWh sales of 18.8% and a decline in rates. Amounts collected from wholesale customers have no impact on net income.

Other revenues were $18.7 million in the second quarter of 2002 compared to $18.3 million in the same period of 2001, an increase of $0.4 million, or 2.2%. This increase primarily reflects higher transmission revenues due to an increase in rates effective January 2002.

Operating expenses

Purchased power costs were $182.3 million in the second quarter of 2002 compared to $280.2 million in the same period of 2001, a decrease of $97.9 million, or 34.9%. The decrease in expense reflects lower purchased power requirements due to a 3.9% decrease in retail sales, a 18.8% decrease in wholesale sales and lower costs that reflect the prices of natural gas and oil. Included in the current and prior period was ($10.8) million and $42.9 million, respectively, that reflects changes in deferred balances of standard offer and default service supply costs resulting from the current period collection of these costs. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $59 million in 2002 compared to $41.9 million in 2001, an increase of $17.1 million, or 40.8%. This increase reflects corrective electric systems maintenance costs of $3.7 million in connection with the System Improvement Program and increased pension costs of $11.9 million due to a downturn in the equity market and lower interest costs. These increases were partially offset by reduced labor costs and the absence of storm related costs during 2002 resulting from milder weather conditions.

Depreciation and amortization expense was $42.9 million in 2002 compared to $41.6 million in 2001, an increase of $1.3 million, or 3%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $10.8 million in the second quarter of 2002 compared to $13.3 million in the same period of 2001, a decrease of $2.5 million, or 19%, primarily due to the timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings, other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $17.5 million in 2002 compared to $16.7 million in 2001, an increase of $0.8 million, or 4.8%. The increase is due to higher overall municipal property taxes, particularly for the City of Boston, offset by lower payroll taxes.

Income taxes from operations were $16.7 million in 2002 compared to $23.5 million in 2001, a decrease of $6.8 million, or 28.9%.
This decrease reflects lower pre-tax operating income in 2002.

Other income

Other income was $0.6 million in the second quarter of 2002 compared to $2.4 million in the same period of 2001, a net decrease in income of $1.8 million due to the prior period recognition of $3.0 million associated with demutualization of two insurance companies during second quarter of 2001.

Interest charges

Interest on long-term debt and transition property securitization certificates was $20.4 million in 2002 compared to $22.2 million in 2001, a decrease of $1.8 million, or 8.1%. Approximately $1 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The remaining decrease relates to a decrease in interest on long-term debt and is the result of a retirement of $24.3 million, 9.375% debentures in August 2001.

Short-term debt and other interest charges were $2.0 million in 2002 compared to $3.4 million in 2001, an decrease of $1.4 million. Despite a higher average level of debt outstanding, this decrease reflects a significant reduction in short-term borrowing rates and a reduction in regulatory interest due to reductions in the under-collection of regulatory deferrals.

Results of Operations - Six Months Ended June 30, 2002 vs. Six
Months Ended June 30, 2001

Net income was $41.4 million for the six months ended June 30, 2002 compared to $60.7 million for the same period in 2001, a 31.8% decrease.

The results of operations for the six month period are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note B to the Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues decreased $145.8 million or 15.5% during the six months ended June 30, 2002 as follows:

(in thousands)
Retail electric revenues                          $  (137,964)
Wholesale revenues                                     (9,857)
Other revenues                                           2,020
  Increase in operating revenues                  $  (145,801)
                                                    ==========

Retail revenues were $726.4 million in 2002 compared to $864.4 million in 2000, an decrease of $138 million, or 16%. The change in retail revenues includes lower rates implemented in January 2002 for standard offer and default service and a 3.9% decrease in retail kilowatt-hour (kWh) electric sales. Boston Edison recognized revenue for earned mitigation incentives for the years 1998 through September 2000 per the transition charge true-up filed with the MDTE in November 2000. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $32.4 million in 2002 compared to $42.3 million in 2001, a decrease of $9.9 million, or 23.4%.
This decrease in wholesale revenues reflects decreased kWh sales of 23.3%, primarily as the result of decreased demand.

Other revenues were $38.3 million in 2002 compared to $36.2 million in 2001, an increase of $2.1 million, or 5.8%.

Operating expenses

Purchased power costs were $426.5 million in 2002 compared to $557 million in 2001, a decrease of $130.5 million, or 23.4%.
The decrease reflects lower purchased power requirements due to a 3.9% decrease in retail sales, a 23.3% decrease in wholesale sales and lower costs that reflect the lower prices of natural gas and oil. Included in the current and prior period was $17.6 million and $84.6 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of these costs. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $112.7 million in 2002 compared to $93.4 million in 2001, an increase of $ 19.3 million, or 20.7%. This increase primarily reflects non-recurring corrective electric systems maintenance costs of $4.2 million in connection with the System Improvement Program and increased pension related benefit costs of $11.6 million.

Depreciation and amortization expense was $85.7 million in 2002 compared to $83.9 million in 2001, an increase of $1.8 million, or 2.1%. The increase reflects higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $22.0 million in 2002 compared to $27.1 million in 2001, a decrease of $5.1 million, or 18.8% primarily due to the timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings, other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $35.6 million in 2002 compared to $34.8 million in 2001, an increase of $0.8 million, or 2.3%.

Income taxes from operations were $28.5 million in 2002 compared to $39.9 million in 2001, an decrease of $11.4 million, or 28.6%.
This decrease reflects lower pretax operating income in 2002.

Other income

Other income was $1.0 million in 2002 compared to income of $3.3 million in the same period of 2001, a net decrease in income of $2.3 million attributable to the recognition of $3.0 million of income associated with the receipt of common stock in connection with demutualization of two insurance companies during 2001.

Interest charges

Interest on long-term debt and transition property securitization certificates was $41.3 million in 2002 compared to $44.8 million in 2001, a decrease of $3.5 million, or 7.8%. Approximately $2.1 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The decrease in interest on long-term debt is primarily the result of a reduction of approximately $1.3 million due to the following retirement: $24.3 million of 9.375% debentures during the third quarter of 2001.

Other interest charges were $4.5 million in 2002 compared to $5.9 million in 2001, an decrease of $1.4 million. The decrease reflects a higher level of average short-term borrowings offset by lower short-term interest rates.

Performance Assurances and Financial Guarantees

Boston Edison has entered into a series of purchased power agreements to meet its default and standard offer service supply obligations through December 31, 2002. Boston Edison currently is recovering payments it is making to suppliers from its customers. Most of the Company's power suppliers are subsidiaries of larger companies with investment grade or better credit ratings. In many cases, Boston Edison has financial assurances and guarantees in place with the parent company of the supplier, to minimize Boston Edison's risk in the event the supplier encounters financial difficulties or otherwise fails to perform. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is subject to providing
additional security for performance.   Boston Edison's policy is
to enter into power supply arrangements only if the supplier (or its parent guarantor) maintains an investment grade or better credit rating. In view of current turmoil in the energy supply industry, Boston Edison is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In such event, the supplier (or its guarantor) may not be in a position to provide the required additional security, and Boston Edison may then terminate the agreement. Some of these agreements include a reciprocal provision, where in the unlikely event that an Boston Edison receives a credit rating below investment grade, it could be required to provide additional security for performance, such as a letter of credit.


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

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2002:

Ratio of earnings to fixed charges                     3.09

Ratio of earnings to fixed charges and preferred
stock dividend requirements                            2.92

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

      Exhibit 4  - Instruments defining the rights of security
                   holders, including indentures

                   Management agrees to furnish to the SEC upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets

      Exhibits filed herewith:

      Exhibit 12 -      Computation of ratio of earnings to
                        fixed charges

            12.1 -      Computation of ratio of earnings to
                        fixed charges for the twelve months
                        ended June 30, 2002

            12.2 -      Computation of ratio of earnings to
                        fixed charges and preferred stock
                        dividend requirements for the twelve
                        months ended June 30, 2002

      Exhibit 15    -
              15.1  -   Letter of Independent Accountants

                        Form S-3 Registration Statements filed
                        by Boston Edison Company on February 3,
                        1993 (File No. 33-57840) and February
                        20, 2001 (File No. 333-55890).

      Exhibit 99 -      Additional exhibits

            99.1 -      Report of Independent Accountants

            99.2  -     Certification Statement of Chief
                        Executive Officer of Boston Edison
                        pursuant to Section 906 of the Sarbanes
                        - Oxley Act of 2002

            99.3  -     Certification Statement of Chief
                        Financial Officer of Boston Edison
                        pursuant to Section 906 of the Sarbanes-
                        Oxley Act of 2002.

b)  A form 8-K was filed during the second quarter of 2002.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                             BOSTON EDISON COMPANY
                                                             (Registrant)



Date:  August 14, 2002                  /s/ ROBERT J. WEAFER, JR.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer