Form 10-Q
period 2002-09-30
BOSTON EDISON CO
filed 2002-11-14
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2002

                                 or

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

             Class                 Outstanding at November 14, 2002
  Common Stock, $1 par value                100 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements

                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)
                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                    2002       2001        2002        2001

Operating revenues              $468,628   $622,439  $1,265,744  $1,565,356
Operating expenses:
  Purchased power                199,435    343,530     625,950     900,490
  Operations and maintenance      56,482     50,426     169,174     143,870
  Depreciation and amortization   43,182     42,576     128,865     126,441
  Demand side management and
    renewable energy programs     12,344     13,707      34,367      40,764
  Taxes - property and other      17,187     16,428      52,828      51,257
  Income taxes                    47,550     53,042      76,099      92,937
    Total operating expenses     376,180    519,709   1,087,283   1,355,759

Operating income                  92,448    102,730     178,461     209,597
Other income (deductions):
  Other income, net                1,892        816       3,075       4,794
  Other deductions, net              (33)      (474)       (257)     (1,188)
    Total other income, net        1,859        342       2,818       3,606

Interest charges:
  Long term debt                  10,878     11,685      33,091      35,213
  Transition property
    securitization certificates    9,229     10,337      28,359      31,566
  Short-term debt and other        3,016       (476)      7,512       5,382
  Allowance for borrowed funds
     used during construction       (315)      (776)       (584)     (1,951)
      Total interest charges      22,808     20,770      68,378      70,210

Net income                      $ 71,499   $ 82,302  $  112,901  $  142,993
                                ========   ========  ==========  ==========




Per share data is not relevant because Boston Edison Company's common stock is wholly-owned by NSTAR.



The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                        2002        2001      2002       2001

Balance at the beginning of the     $412,372    $346,850  $428,150   $352,832
   period
Add:
  Net income                          71,499      82,302   112,901    142,993
    Subtotal                         483,871     429,152   541,051    495,825
Deduct:
Dividends declared:
  Dividends to Parent                 28,100       5,354    84,300     68,927
  Preferred stock                        490       1,490     1,470      4,470
    Subtotal                          28,590       6,844    85,770     73,397
Provision for preferred stock
  redemption and issuance costs            -          60         -        180
Balance at the end of the period    $455,281    $422,248  $455,281   $422,248
                                    ========    ========  ========   ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                            September 30,  December 31,
                                                     2002           2001
Assets
Utility plant in service, at original cost     $2,682,251     $2,641,759
  Less: accumulated depreciation                  846,296        875,158
                                                1,835,955      1,766,601
Construction work in progress                      72,499         38,818
  Net utility plant                             1,908,454      1,805,419

Equity investments                                 13,211         13,611

Current assets:
  Cash and cash equivalents                        17,171         13,549
  Restricted cash                                   3,616          3,625
  Accounts receivable customers, net              201,303        264,633
  Accrued unbilled revenues                        40,594         29,081
  Materials and supplies, at average cost          18,109         15,461
  Other                                               295         24,170

    Total current assets                          281,088        350,519

Deferred debits:
  Regulatory assets - other                       685,182        768,776
  Regulatory assets - power contracts             265,723              -
  Prepaid pension cost                            238,315        218,713
  Other                                            23,571         27,763

  Total assets                                 $3,415,544     $3,184,801
                                               ==========     ==========

















The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                          September 30,     December 31,
                                                   2002             2001
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per share
    (100 shares issued and  outstanding)    $         -      $         -
  Premium on common stock                       528,795          528,795
  Retained earnings                             455,281          428,150
    Total common equity                         984,076          956,945

Cumulative non-mandatory redeemable preferred
  stock                                          43,000           43,000

Long-term debt                                  559,705          551,803
Transition property securitization
  certificates                                  445,890          513,904
    Total long-term debt                      1,005,595        1,065,707

  Total capitalization                        2,032,671        2,065,652

Current liabilities:
  Transition property securitization
    certificates                                 59,122           40,972
  Long-term debt                                151,238              667
  Notes payable                                       -          191,500
  Accounts payable -
    Affiliates                                    9,442           73,243
    Other                                       130,493           91,522
  Accrued interest                                5,808           10,738
  Other                                         112,109           67,098

    Total current liabilities                   468,212          475,740

Deferred credits:
  Accumulated deferred income taxes             544,296          559,516
  Accumulated deferred investment tax credits    18,502           19,249
  Power contracts                               285,135           22,697
  Other                                          66,728           41,947

    Total deferred credits                      914,661          643,409

Commitments and contingencies

    Total capitalization and liabilities    $ 3,415,544      $ 3,184,801
                                            ===========      ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                        Nine Months Ended September 30,
                                                    2002          2001
Operating activities:
  Net income                                    $112,901      $142,993
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization              128,865       126,441
      Deferred income taxes and investment
        tax credits                                1,052       (61,696)
      Allowance for borrowed funds used during
         construction                               (584)       (1,951)
  Change in other current assets                  73,053       (82,725)
  Change in other current liabilities             (1,021)       82,868
  Prepaid pension                                (19,602)      (29,867)
  Regulatory assets                               11,793       (67,496)
 Other, net                                       52,942       (19,579)

Net cash provided by operating activities        359,399        88,988

Investing activities:
  Plant expenditures (excluding AFUDC)          (159,515)      (92,178)
  Other investments                                  400        10,585

Net cash used in investing activities           (159,115)      (81,593)
Financing activities:
  Transition property securitization
    certificates redemptions                     (49,864)      (47,628)
  Capital Contribution - Parent                        -        66,346
  Redemptions of long term debt                  (61,028)      (14,020)
  Net change in notes payable                          -        64,000
  Dividends paid                                 (85,770)      (73,397)
Net cash used in financing activities           (196,662)       (4,699)

Net increase in cash and cash equivalents          3,622         2,696
Cash and cash equivalents at beginning of year    13,549        12,125
Cash and cash equivalents at end of period     $  17,171     $  14,821
                                               =========     =========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest, net of amounts capitalized         $  66,013     $  74,267
                                               =========     =========
  Income taxes                                 $  17,625     $  80,818
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

B)  Basis of Presentation

The financial information presented as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2001 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of the Company's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

The results of operations for the three or nine months ended September 30, 2002 and 2001 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather, economic and other variable conditions.

C)  Critical Accounting Policies

The results of operations, as presented on the accompanying financial statements, are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make judgements, assumptions and estimates that may result in different financial presentations. Boston Edison believes that the accounting principles presented herein are critical in terms of understanding its financial statements. These principles include the use of estimates for long-lived assets, equity method investments and long-term obligations.

1.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain of these accounting principles require subjective and complex judgements used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgement, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation rates set by regulator, amortization terms, future interest rates, future discount rates, mark-to-market valuations, investment returns, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of third parties. Actual results could materially differ from these estimates.

2.  Pension and Other Postretirement Benefits

Boston Edison is the sponsor of NSTAR's Pension Plan (the Plan).
As its sponsor, Boston Edison allocates the costs of the Plan among itself and the other NSTAR subsidiary companies based on a percentage of total direct labor charged to the Company.

The Company's pension and other postretirement costs are dependent upon several factors and assumptions, such as the discount rate, the long-term rate of return of plan assets and health care trends.

The Company's plan assets have been affected by significant declines in the equity markets in the past three years. These conditions are expected to impact the funded status of the Plan at year-end and pension and postretirement costs for 2003. Based on current estimates, the Company anticipates recognizing pension and other postretirement costs for 2003 of $25 million to $55 million above the 2002 level of $37 million. These costs would result in approximately $20 million to $40 million of incremental net pension and other postretirement expenses charged to expense in 2003. Boston Edison will record approximately 60% of the pension and other postretirement costs.

As a result of the negative investment performance, it is probable that at December 31, 2002 the accumulated benefit obligation will exceed Plan assets. Therefore, it is also probable that the Company will be required to recognize an additional minimum liability as prescribed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The additional minimum liability would result in the removal of Prepaid pension cost from Boston Edison's Consolidated Balance Sheet.

The Company's prepaid pension balance was $238 million as of September 30, 2002. The liability and Prepaid pension adjustment would be recorded as a non-cash charge to Other Comprehensive Income (OCI), and would not affect the results of operations for 2002. The charge to OCI would be reversed in future periods at the time that the fair value of the trust assts exceeds the accumulated benefit obligation. Assuming there is no significant change in interest rates or equity market performance for the remainder of the year, the Company anticipates that the after-tax charge to OCI will be approximately $200 million to $300 million. The ultimate impact of the Plan's investment performance on the Company's financial position, results of operations and cash flows will not be known until the Plan's assets and liabilities are valued at December 31, 2002.

The Plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974. However, management is currently evaluating the extent to which it may make additional optional cash contributions to the Plan, the timing of each contribution and the impact on the additional minimum liability. Should management elect to increase the level of its cash contributions to the Plan, such cash requirements could be material to its cash flows. Management believes it has adequate access to capital resources to support these contributions. Pension and other postretirement costs and cash contributions beyond 2003 are largely dependent on the financial markets.

In addition, the Company anticipates filing a request with the MDTE seeking an order to mitigate the non-cash charge to OCI and the increases in expected pension and other postretirement benefit costs and cash contributions. If approved, this request could potentially allow the Company to record a regulatory asset in lieu of a charge to OCI. The Company cannot determine whether the request to the MDTE will be approved or whether the approval would be sufficient to record a regulatory asset under SFAS 71.

D)  Amortization of Merger Related Costs

The merger creating NSTAR was accounted for under the purchase method of accounting and resulted in the recognition of an acquisition premium (goodwill). An integral part of the merger is the rate plan of the combined retail utility subsidiaries that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze through August 2003, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed costs to achieve (CTA) of $111 million over 10 years. CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, and other transaction and systems integration costs. Boston Edison expects to be required by the MDTE to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total actual consolidated NSTAR CTA is approximately $143 million, with the majority of these costs to be allocated to Boston Edison. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate. The CTA and goodwill amounts were filed and approved as part of the rate plan. The annual allocation of CTA amortization expense to the Company is approximately $7.2 million.

As disclosed in Boston Edison's Form 10-K for the year ended December 31, 2001, NSTAR expected that it would transfer $319 million of goodwill to its reporting unit, as a component of Boston Edison's common equity, effective January 1, 2002. However, upon further review and consideration of all the transition provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), NSTAR has determined it will continue to account for goodwill by the acquired entities as it has done since the date of the merger. The annual allocation of goodwill amortization expense to the Company is approximately $8 million. For regulatory purposes, Boston Edison has been allocated $319 million of goodwill and is expensing this amount over 40 years. This amount is being recovered from Boston Edison's customers and will continue to be treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas.

E)  New Accounting Standards

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for Boston Edison on January 1, 2003, establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. Management has identified several minor long-lived assets, including lease arrangements, and has determined that it is legally responsible to remove such property and comply with the requirement of this standard. However, based on Boston Edison's assessment of its potential liability and rate regulatory treatment for the identified assets, the adoption of SFAS 143 is not expected to have an effect on its results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, among other things, expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of SFAS 144 had no effect on Boston Edison's results of operations or financial position.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. Boston Edison is required to comply with SFAS 146 beginning January 1, 2003. Boston Edison anticipates that the implementation of this standard will not have an adverse impact on its financial position or results of operations.

As of January 1, 2001, Boston Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of Boston Edison's commodity purchased power contracts were exempt from this accounting treatment under the normal purchase and sales exception of SFAS 133. As a result, these contracts were not marked to market and have not been reflected on the accompanying Condensed Consolidated Balance Sheets.

Refer to Note F "Derivative Instruments" for further discussion.

F)  Derivative Instruments

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

On April 1, 2002, the effective date of DIG C15, Boston Edison adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sale exception. Boston Edison has one purchased power contract that contains components with pricing mechanisms that are based on a generic index, such as the GNP or CPI and are applied to in significant factors of these agreements. Therefore, as required by the interpretation of C15, Boston Edison has recorded this contract at fair value on its accompanying Condensed Consolidated Balance Sheets beginning in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract as of September 30, 2002 of approximately $266 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge. Therefore, as a result of this regulatory treatment, the recording of this contract on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Boston Edison has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for normal purchase and sales exception pursuant to SFAS 133 and C15 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above market portion of this contract is currently being recovered through the transition charge.

Boston Edison will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on Boston Edison's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or net assets.

G)  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. NSTAR Electric is required to report annually concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. NSTAR Electric also filed with the MDTE a report concerning its performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines as if such guidelines were in effect during the period. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric of which $3.2 million related specifically to Boston Edison that was refunded to customers as a credit to their bills during the month of May 2002. As a result of the accrual for this estimated penalty during 2001, this refund had no effect on Boston Edison's consolidated financial position or results of operations in 2002.

Through September 30, 2002 Boston Edison's performance has resulted in a minimal penalty situation based on both actual results through September 2002 and forecasted results for the remaining three-month period. However, these results may not be indicative of the results for the remainder of the year. Boston Edison accounts for its service quality penalties pursuant to SFAS No. 5, "Accounting for Contingencies." Accordingly, these penalties are monitored on a monthly basis to determine Boston Edison's contingent liability, and if Boston Edison determines it is probable that a liability has been incurred and is estimable, Boston Edison would then accrue an appropriate liability. Annually, each NSTAR Electric company, including Boston Edison, makes a service quality performance filing with the MDTE.
Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period an agreement is received from the MDTE.

H)  Contingencies

1. Merger Rate Appeal

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE were filed on August 30, 2002 and September 9, 2002, respectively. Reply briefs were filed by TEC/Harvard and the AG on September 27, 2002 and October 3, 2002, respectively. On November 4, 2002, oral arguments occurred before the SJC. Management is currently unable to determine the outcome of this proceeding. Boston Edison intends to vigorously defend its position relative to this appeal. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for the reporting period in which the unfavorable outcome occurs.

2. Environmental Matters

Boston Edison is involved in approximately 14 state-regulated properties ("Massachusetts Contingency Plan, or "MCP sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remedy these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, Boston Edison also faces possible liability as a potentially responsible party (PRP) in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Approximately $4.7 million and $4.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001, respectively, related to the non-recoverable portion of these cleanup liabilities and is the gross amount of NSTAR's estimated environmental clean-up obligations that is not certain to be recoverable in rates. Accordingly, this amount has not been reduced by any potential rate recovery treatment of these costs or any potential recovery from the company's insurance carriers. Prospectively, should NSTAR be allowed regulatory rate recovery of these specific costs, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position.

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

3. Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are also involved in certain legal matters, including civil lawsuits. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, the Company does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities costs that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

I)  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $61.2 million and $62.1 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of September 30, 2002 and December 31, 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2002 and the actual effective income tax rate for the year ended
December 31, 2001:

                                                      2002          2001
Statutory tax rate                                    35.0%         35.0%
State income tax, net of federal income tax benefit    4.4           4.4
Investment tax credits                                (0.4)         (0.4)
Other                                                  2.1           1.8
  Effective tax rate                                  41.1%         40.8%
                                                      ====          ====

J)  Subsequent Events

    Long-Term Debt Issuance

On October 15, 2002, Boston Edison sold $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at LIBOR plus 50 basis points. The net proceeds were used to repay consolidated outstanding short-term debt balances. For financial reporting purposes, short-term debt has been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt.

Item 2.  Management's Discussion and Analysis of Results of
Operations

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

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service company (Hopkinton LNG Corp.).

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

Boston Edison undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures Boston Edison makes in its filings to the SEC. Also note that Boston Edison provides in the above paragraphs a cautionary discussion of risks and other uncertainties relative to its business. These are factors that could cause its actual results to differ materially from expected and historical performance. Other factors in addition to those listed here could also adversely affect Boston Edison.

Amortization of Merger Related Costs

The merger creating NSTAR was accounted for under the purchase method of accounting and resulted in the recognition of an acquisition premium (goodwill). An integral part of the merger is the rate plan of the combined retail utility subsidiaries that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze through August 2003, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed costs to achieve (CTA) of $111 million over 10 years. CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, and other transaction and systems integration costs. Boston Edison expects to be required by the Massachusetts Department of Telecommunications and Energy (MDTE) to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total actual consolidated NSTAR CTA is approximately $143 million, with the majority of these costs to be allocated to Boston Edison. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate. The CTA and goodwill amounts were filed and approved as part of the rate plan. The annual allocation of CTA amortization expense to the Company is approximately $7.2 million.

As disclosed in Boston Edison's Form 10-K for the year ended December 31, 2001, NSTAR expected that it would transfer $319 million of goodwill to its reporting unit, as a component of Boston Edison's common equity, effective January 1, 2002. However, upon further review and consideration of all the transition provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), NSTAR has determined it will continue to account for goodwill by the acquired entities as it has done since the date of the merger. For regulatory purposes, Boston Edison has been allocated $319 million of goodwill and is expensing this amount over 40 years. This amount is being recovered from Boston Edison's customers and will continue to be treated as an intercompany charge among the Company and its affiliated companies, ComElectric, Cambridge Electric and NSTAR Gas. The annual allocation of goodwill amortization expense to the Company is approximately $8 million.

Critical Accounting Policies

The accompanying consolidated financial statements for each period presented include the activities of Boston Edison's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform to the current presentation.

a.  Regulatory - Accounting

Boston Edison follows accounting policies prescribed by the FERC and the MDTE. In addition, Boston Edison is subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements conform to generally accepted accounting principles (GAAP). As a rate-regulated company, Boston Edison is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This rate-making process results in the recording of regulatory assets based on current and future cash inflows. As of September 30, 2002 and December 31, 2001, Boston Edison has recorded regulatory assets of $951 million and $769 million, respectively. Boston Edison continuously reviews these assets to assess its ultimate recoverability within the approved regulatory guidelines. Boston Edison anticipates to fully recover in its rates these regulatory assets. However, impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Plant and other regulatory assets related to the generation business are recovered through the transition charge.

Boston Edison has long-term purchased power agreements that are used primarily to meet its standard offer obligation. The majority of these agreements are above-market and are not reflected on the accompanying Condensed Consolidated Balance Sheets. However, effective April 1, 2002, Boston Edison has marked to market one purchased power contract that is reflective of above-market costs. The above-market value of this contract is reflected as a component of power contracts on the accompanying Condensed Consolidated Balance Sheets. Refer to "Critical Accounting Policies," Item d. "Derivative Instruments" below for a further discussion. The above-market costs of all these contracts are currently being recovered through the transition charge as these costs are incurred. This recovery occurs through 2016. This recovery period coincides with the contractual terms of these purchased power agreements. Furthermore, standard offer and default service revenues are adjusted periodically to recover actual costs provided. Standard offer and default service revenues are recognized based on these approved rates for energy delivery. Refer to "Retail Electric Rates" in this MD&A for a further discussion.

b.  Pension and Other Postretirement Benefits

Boston Edison is the sponsor of NSTAR's Pension Plan (the Plan).
As its sponsor, Boston Edison allocates the costs of the Plan among itself and the other NSTAR subsidiary companies based on a percentage of total direct labor charged to the Company.

The Company's pension and other postretirement costs are dependent upon several factors and assumptions, such as the discount rate, the long-term rate of return of plan assets and health care trends.

The Company's plan assets have been affected by significant declines in the equity markets in the past three years. These conditions are expected to impact the funded status of the Plan at year-end and pension and postretirement costs for 2003. Based on current estimates, the Company anticipates recognizing pension and other postretirement costs for 2003 of $25 million to $55 million above the 2002 level of $37 million. These costs would result in approximately $20 million to $40 million of incremental net pension and other postretirement expenses charged to expense in 2003. Boston Edison will record approximately 60% of the pension and other postretirement costs.

As a result of the negative investment performance, it is probable that at December 31, 2002 the accumulated benefit obligation will exceed Plan assets. Therefore, it is also probable that the Company will be required to recognize an additional minimum liability as prescribed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The additional minimum liability would result in the removal of Prepaid pension cost from Boston Edison's Consolidated Balance Sheet.

The Company's prepaid pension balance was $238 million as of September 30, 2002. The liability and Prepaid pension adjustment would be recorded as a non-cash charge to Other Comprehensive Income (OCI), and would not affect the results of operations for 2002. The charge to OCI would be reversed in future periods at the time that the fair value of the trust assts exceeds the accumulated benefit obligation. Assuming there is no significant change in interest rates or equity market performance for the remainder of the year, the Company anticipates that the after-tax charge to OCI will be approximately $200 million to $300 million. The ultimate impact of the Plan's investment performance on the Company's financial position, results of operations and cash flows will not be known until the Plan's assets and liabilities are valued at December 31, 2002.

The Plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974. However, management is currently evaluating the extent to which it may make additional optional cash contributions to the Plan, the timing of each contribution and the impact on the additional minimum liability. Should management elect to increase the level of its cash contributions to the Plan, such cash requirements could be material to its cash flows. Management believes it has adequate access to capital resources to support these contributions. Pension and other postretirement costs and cash contributions beyond 2003 are largely dependent on the financial markets.

In addition, the Company anticipates filing a request with the MDTE seeking an order to mitigate the non-cash charge to OCI and the increases in expected pension and other postretirement benefit costs and cash contributions. If approved, this request could potentially allow the Company to record a regulatory asset in lieu of a charge to OCI. The Company cannot determine whether the request to the MDTE will be approved or whether the approval would be sufficient to record a regulatory asset under SFAS 71.

c.  New Accounting Standards

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for NSTAR on January 1, 2003, establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. Management has identified several minor long-lived assets, including lease arrangements, and has determined that it is legally responsible to remove such property and comply with the requirement of this standard. However, based on the company's assessment of its potential liability and rate regulatory treatment for certain identified assets, the adoption of SFAS 143 had no effect on its results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, among other things, expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of SFAS 144 had no effect on the Company's results of operations or financial position.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR anticipates that the implementation of this standard will not have an adverse impact on its financial position or results of operations.

As of January 1, 2001, Boston Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of the company's commodity purchased power contracts were exempt from this accounting treatment under the normal purchase and sales exception of SFAS 133. As a result, these contracts were not marked to market and have not been reflected on the accompanying Condensed Consolidated Balance Sheets.

The impact of SFAS 133 is discussed in the following paragraph.

d.  Derivative Instruments

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

On April 1, 2002, the effective date of DIG C15, Boston Edison adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sale exception. Boston Edison has one purchased power contract that contains components with pricing mechanisms that are based on a generic index, such as the GNP or CPI and are applied to in significant factors of these agreements. Therefore, as required by the interpretation of C15, Boston Edison has recorded this contract at fair value on its accompanying Condensed Consolidated Balance Sheets beginning in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract as of September 30, 2002 of approximately $266 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge. Therefore, as a result of this regulatory treatment, the recording of this contract on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Boston Edison has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for normal purchase and sales exception pursuant to SFAB 133 and C15 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above market portion of this contract is currently being recovered through the transition charge.

Boston Edison will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on Boston Edison's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or net assets.

e.  Revenue Recognition

Boston Edison's revenues are based on authorized rates approved by the FERC and the MDTE and are recorded as energy services are delivered. Estimates of transmission, distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period. Included as a component of transition revenue is the recovery of all above-market purchased power costs. The determination of unbilled revenues requires management to estimate the volume and pricing of electricity delivered to customers prior to actual meter readings.

In determining its unbilled electric based revenues, Boston Edison compares the actual delivery of megawatthours (mWh) demanded (its territory load) to its actual monthly billed mWh sales. The difference in volume represents the level of unbilled mWhs. Dollars associated with the unbilled mWhs are calculated by multiplying these units by Boston Edison's approved distribution revenue rates. There is no inherent volatility in the rate used to determine unbilled revenue. Using this estimation methodology, there is minimal volatility in estimating this component of operating revenues.

f.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain of these accounting principles require subjective and complex judgements used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgement, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation rates set by regulator, amortization terms, future interest rates, future discount rates, mark-to-market valuations, investments returns, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of third parties. Actual results could materially differ from those estimates.

Rate and Regulatory Proceedings

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE were filed on August 30, 2002 and September 9, 2002, respectively. Reply briefs were filed by TEC/Harvard and the AG on September 27, 2002 and October 3, 2002, respectively. On November 4, 2002, oral arguments occurred before the SJC. Management is currently unable to determine the outcome of this proceeding. Boston Edison intends to vigorously defend its position relative to this appeal. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for the reporting period in which the unfavorable outcome occurs.

Service Quality Plans

On October 29, 2001, and as subsequently updated, NSTAR Electric filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. NSTAR Electric is required to report annually concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. NSTAR Electric also filed with the MDTE a report concerning its performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines as if such guidelines were in effect during the period. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric of which $3.2 million related specifically to Boston Edison that was refunded to customers as a credit to their bills during the month of May 2002. As a result of the accrual for this estimated penalty during 2001, this refund had no effect on Boston Edison's consolidated financial position or results of operations in 2002.

Through September 30, 2002 Boston Edison Electric's performance has resulted in a minimal penalty situation based on both actual results through September 2002 and forecasted results for the remaining three-month period. However, these results may not be indicative of the results for the remainder of the year. Boston Edison accounts for its service quality penalties pursuant to SFAS No. 5, "Accounting for Contingencies." Accordingly, these penalties are monitored on a monthly basis to determine Boston Edison's contingent liability, and if Boston Edison determines it is probable that a liability has been incurred and is estimable, Boston Edison would then accrue an appropriate liability. Annually, each NSTAR Electric Company, including Boston Edison, makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period an agreement is received from the MDTE.

Retail Electric Rates

The 1997 Restructuring Act requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the Boston Edison service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of September 30, 2002 and December 31, 2001, Boston Edison had approximately 27% and 19%, respectively, of its load requirements provided by competitive suppliers.

As of December 31, 2000, Boston Edison's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill by approximately $193.6 million. On January 1 and July 1, 2001, Boston Edison was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. Furthermore, when combined with the reduction in energy supply costs experienced in 2001 and through the first half of 2002, rates were reduced on January 1, 2002, April 1, 2002 and July 1, 2002.

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

In December 2001, NSTAR filed proposed transition rate adjustments for 2002, including a preliminary reconciliation of costs and revenues through 2001. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2002. The filings were updated in February 2002 to include final costs for 2001. The MDTE approved the reconciliation of costs and revenues for Boston Edison through 2000 in its approval on November 16, 2001 of a Settlement Agreement between Boston Edison and the Massachusetts Attorney General resolving all outstanding issues in Boston Edison's prior reconciliation filings. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought. This settlement did not have a material adverse effect on Boston Edison's consolidated financial position, results of operations or cash flows.

Other Legal Matters

In the normal course of its business, Boston Edison and its subsidiaries are also involved in certain legal matters, including civil lawsuits. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, the Company does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities costs that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Results of Operations - Three Months Ended September 30, 2002 vs.
Three Months Ended September 30, 2001

The following section of MD&A compares the results of operations for each of the three months ended September 30, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Net income was $71.5 million for the three months ended September
30, 2002 compared to $82.3 million for the same period in 2001, a 14% decrease.

The results of operations for the three-month period are not indicative of the results that may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note B to the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues decreased $153.8 million or 25% for the three-
month period ended September 30, 2002 as compared to the same period in 2001 as follows:
(in thousands)
Retail electric revenues                           $ (143,794)
Wholesale revenues                                     (5,560)
Other revenues                                         (4,457)
  Decrease in operating revenues                   $ (153,811)

The most significant factor contributing to this decrease in operating revenues was the reduction in standard offer and default service rates charged to customers.

Retail revenues were $432.4 million in the third quarter of 2002 compared to $576.2 million in the same period of 2001, a decrease of $143.8 million, or 25%. Lower rates implemented in January, April and July 2002 for standard offer and default services accounted for a decrease in retail revenues of $72.1 million and $55.1 million, respectively. Transition revenues increased by $19.7 million due primarily to the securitization true-up adjustment, as noted below, and to higher rates for transition cost recovery offset by a $2.2 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $1.7 million partially due to the Company's recently completed true-up filing. The change in retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

On October 7, 2002, Boston Edison and the AG (Settling Parties), submitted for approval by the MDTE a Joint Motion for Approval of Settlement Agreement and a Settlement Agreement resolving issues in Boston Edison's reconciliation of costs and revenues for the year 2001. Among other issues, the Settlement Agreement includes an adjustment relating to the true-up of costs relating to securitization. As a result of this Settlement Agreement with the AG and an opinion from NSTAR's regulatory counsel, Boston Edison recognized approximately $11.4 million in transition charge revenues. This benefit was significantly offset by other regulatory true-up adjustments. Management anticipates final approval by the MDTE in the fourth quarter. However, should the MDTE issued a final adverse decision, it could have a material impact on its results of operations for a particular reporting period.

Warmer weather conditions that were 34% above normal for the third quarter of 2002 impacted the margin for electric sales. Below is comparative information on cooling degree days for the three-month periods ending September 30, 2002 and 2001 and the number of degree days in a "normal" third quarter period as represented by a 30-year average. A "cooling degree-day" is a unit measuring how much the outdoor mean temperature rises above a base of 65 degrees. Each degree below or above the base, is measured in one degree day.

                                                                  Normal
                                                                 30-Year
                                                                 Average
                                             2002          2001
Cooling degree days                           792           526      593
  Percentage change from prior year          50.6%         26.1%
  Percentage change from 30-year average     33.6%        (11.3)%

Wholesale electric revenues were $12.4 million in the third quarter of 2002 compared to $17.9 million in the same period of 2001, a decrease of $5.5 million, or 31%. This decrease in wholesale revenues primarily reflects decreased kWh sales of 35.14% due to expiration of two municipal power supply contracts on May 31, 2002 and a decline in rates. Amounts collected from wholesale customers have no impact on results of operations.

Other revenues were $23.7 million in the third quarter of 2002 compared to $28.2 million in the same period of 2001, an decrease of $4.5 million, or 16%. The decrease reflects the absence in 2002 of a $4.2 million FERC-approved settlement with transmission contract customers.

Operating expenses

Purchased power costs were $199.4 million in the third quarter of 2002 compared to $343.5 million in the same period of 2001, a decrease of $144 million, or 42%. The decrease in expense reflects a 31% decrease in wholesale sales and lower costs that reflect the prices of natural gas and oil. The net change in the current quarter also reflects the impact of the under-recovery of standard offer and default service supply costs of $27.1 million as a credit to expense as compared to an over-recovery of these costs of a $67.1 million change in the same period last year. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $56.4 million in 2002 compared to $50.4 million in 2001, an increase of $6.0 million, or 12%. This increase reflects an increase in pension costs as well as increases in other benefit costs due to a downturn in the equity markets, lower interest costs and health care costs.
These increases were partially offset by reduced labor costs and the absence of storm related costs during 2002 resulting from milder weather conditions.

Depreciation and amortization expense was $43.1 million in 2002 compared to $42.5 million in 2001, an increase of $0.6 million, or 1%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $12.3 million in the third quarter of 2002 compared to $13.7 million in the same period of 2001, a decrease of $1.4 million, or 11%, primarily due to the timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings, other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $17.1 million in 2002 compared to $16.4 million in 2001, an increase of $0.7 million, or 5%. The increase is due to higher overall municipal property taxes, particularly for the City of Boston, offset by lower payroll taxes relating to other communities.

Income taxes from operations were $47.5 million in 2002 compared to $53.0 million in 2001, a decrease of $5.5 million, or 11%.
This decrease reflects lower pre-tax operating income in 2002.

Other income, net

Other income, net was $1.9 million in 2002 compared to other income, net of $0.3 million in the same period of 2001, a net increase in other income, net of $1.6 million, due primarily from income earned in connection with the sale of certain property.

Interest charges

Interest on long-term debt and transition property securitization certificates was $20.1 million in 2002 compared to $22.0 million in 2001, a decrease of $1.9 million, or 9%. Approximately $1 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The remaining decrease relates to a decrease in interest on long-term debt and is the result of the retirement of $24.3 million, 9.375% debentures in August 2001.

Short-term debt and other interest charges were $3 million in 2002 compared to a net benefit of $0.5 million in 2001, an increase of $3.5 million due to a reduction in regulatory interest resulting from reductions in the under-collection of regulatory deferrals offset by a significant decline in short-term borrowing rates.

Results of Operations - Nine Months Ended September 30, 2002 vs.
Nine Months Ended September 30, 2001

Net income was $112.9 million for the nine months ended September
30, 2002 compared to $143 million for the same period in 2001, a 21% decrease.

The results of operations for the nine month period are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note B to the accompanying Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues decreased $299.6 million or 19% during the nine months ended September 30, 2002 as follows:
(in thousands)
Retail electric revenues                          $  (285,759)
Wholesale revenues                                    (15,476)
Other revenues                                           1,623
  Decrease in operating revenues                  $  (299,612)
                                                   ==========

Retail revenues were $1,158.9 million in 2002 compared to $1,444.6 million in 2000, a decrease of $285.7 million, or 20%. The change in retail revenues includes lower rates implemented in January, April and July 2002 for standard offer and default service and a 0.3% decrease in retail kilowatt-hour (kWh) electric sales. Transition revenues increased by $29.3 million due primarily to the securitization true-up adjustment, as noted below, and to higher rates for transition cost recovery offset by a $6.3 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Boston Edison will continue to earn mitigation incentive revenue as it lowers its transition charge through 2009. The revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $44.8 million in 2002 compared to $60.3 million in 2001, a decrease of $15.5 million, or 26%. This decrease in wholesale revenues reflects decreased kWh sales of 20.7%, primarily as the result of decreased demand resulting from the expiration of two municipal contracts on May 31, 2002. After October 31, 2005, the Company will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on results of operations.

Other revenues were $62 million in 2002 compared to $60.4 million in 2001, an increase of $1.6 million, or 3%. The increase reflects higher Regional Network Services transmission revenues.

Operating expenses

Purchased power costs were $625.9 million in 2002 compared to $900.5 million in 2001, a decrease of $274.6 million, or 31%.
The decrease reflects lower purchased power requirements due to a 0.3% decrease in retail sales, a 26% decrease in wholesale sales and lower costs that reflect the lower prices of natural gas and oil. The net change in the current nine-month period also reflects the impact of the under-recovery of standard offer and default service supply costs of $9.4 million as a credit to expense as compared to an over-recovery of these costs of a $152.3 million change in the same period last year. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $169.1 million in 2002 compared to $143.9 million in 2001, an increase of $25.2 million, or 18%. This increase primarily reflects non-recurring corrective electric systems maintenance costs and increased pension related benefit costs of $13.2 million.

Depreciation and amortization expense was $128.9 million in 2002 compared to $126.4 million in 2001, an increase of $2.5 million, or 2%. The increase reflects higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $34.4 million in 2002 compared to $40.8 million in 2001, a decrease of $6.4 million, or 16% primarily due to the timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings, other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $52.8 million in 2002 compared to $51.3 million in 2001, an increase of $1.5 million, or 3% due to higher municipal property taxes for the City of Boston of $3.5 million offset by a decrease in rates of approximately $1.7 million in municipal property taxes in the Company's service area, excluding the City of Boston.

Income taxes from operations were $76.0 million in 2002 compared to $92.9 million in 2001, an decrease of $16.9 million, or 18.2%.
This decrease reflects lower pretax operating income in 2002.

Other income, net

Other income, net was $2.8 million in 2002 compared to income of $3.6 million in the same period of 2001, a net decrease in other income, net of $0.8 million. The decrease was primarily due to the absence in 2002 of the sale of equity securities in connection with the demutualization of John Hancock and MetLife.

Interest charges

Interest on long-term debt and transition property securitization certificates was $61.5 million in 2002 compared to $66.8 million in 2001, a decrease of $5.3 million, or 8%. Approximately $3.2 million of the decrease is related to securitization certificate interest reflecting the scheduled retirement of this debt. The decrease in interest on long-term debt is primarily the result of a reduction of approximately $1.7 million due to the retirement of $24.3 million of 9.375% debentures during the third quarter of 2001.

Other interest charges were $7.5 million in 2002 compared to $5.3 million in 2001, an increase of $2.2 million. The increase reflects a $6.5 million increase in the carrying charges due the Company associated with reductions in the level of under-collected regulatory deferrals. The higher level of short-term borrowings were offset by a significantly lower rates resulting in lower interest cost savings of $3.9 million.

Performance Assurances and Financial Guarantees

Boston Edison has entered into a series of purchased power agreements to meet its default and standard offer service supply obligations through December 31, 2002. These agreements are generally for a term of six months to twelve months. The company is currently negotiating with suppliers and anticipates having purchased power agreements in place to service its Default Service and Standard Offer obligation in 2003 under similar terms as those in the past. Boston Edison currently is recovering payments it is making to suppliers from its customers. Most of the Boston Edison's power suppliers are subsidiaries of larger companies with investment grade or better credit ratings. In many cases, Boston Edison has financial assurances and guarantees in place with the parent company of the supplier, to minimize Boston Edison risk in the event the supplier encounters financial difficulties or otherwise fails to perform. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance. Boston Edison's policy is to enter into power supply arrangements only if the supplier (or its parent guarantor has an investment grade or better credit rating. In view of current turmoil in the energy supply industry, Boston Edison is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In such event, the supplier (or its guarantor) may not be in a position to provide the required additional security, and Boston Edison may then terminate the agreement. Some of these agreements include a reciprocal provision, where in the unlikely event that an Boston Edison distribution company receives a credit rating below investment grade, that company could be required to provide additional security for performance, such as a letter of credit.
Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes since year-end.

Item 4.  Controls and Procedures

Boston Edison's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Boston Edison carried out an evaluation, under the supervision and with the participation of Boston Edison's management, including Boston Edison's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Boston Edison's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Boston Edison's disclosure controls and procedures are effective in timely alerting them to material information relating to Boston Edison's information required to be disclosed by Boston Edison in the reports that it files or submits under the Securities Exchange Act of 1934. These reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Subsequent to the date of that evaluation, there have been no significant changes in Boston Edison's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 5.  Other Information

The following additional information is furnished in connection with the Registration Statements on Form S-3 of the Registrant (File Nos. 33-57840 and 333-55890), filed with the Securities and Exchange Commission on February 3, 1993 and February 20, 2001, respectively.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:
Twelve months ended September 30, 2002:

Ratio of earnings to fixed charges                     2.60

Ratio of earnings to fixed charges and preferred
stock dividend requirements                            2.54

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

b)  No Form 8-K was filed during the third quarter of 2002.

                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        BOSTON EDISON COMPANY
                                             (Registrant)



Date:  November 14, 2002                /s/ R. J. WEAFER, JR.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer

         Sarbanes - Oxley Section 302(a) Certifications
I, Thomas J. May, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Boston
     Edison;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Boston Edison as of, and for, the periods presented in this quarterly report;

4. Boston Edison's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Boston Edison and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Boston Edison, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Boston Edison's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
         "Evaluation Date"); and

     c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
         Date;

5. Boston Edison's other certifying officer and I have disclosed, based on our most recent evaluation, to Boston Edison's auditors and the audit committee of NSTAR's board of trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Boston
         Edison's ability to record, process, summarize and report financial data and have identified for Boston Edison's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Boston Edison's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002        By:   /s/ THOMAS J. MAY
                                     Thomas J. May
                                     Chairman, President and
                                     Chief Executive Officer


I, James J. Judge, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Boston
     Edison:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Boston
     Edison as of, and for, the periods presented in this quarterly report;

4. Boston Edison's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for Boston Edison and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Boston
         Edison, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Boston Edison's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
         "Evaluation Date"); and

     c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
         Date;

5. Boston Edison's other certifying officer and I have disclosed, based on our most recent evaluation, to Boston Edison's auditors and the audit committee of NSTAR's board of trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Boston
         Edison's ability to record, process, summarize and report financial data and have identified for Boston Edison's auditors any material weaknesses in internal controls;
         and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Boston Edison's internal controls; and

6. Boston Edison's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14,2002       By:   /s/ JAMES J. JUDGE
                                    James J. Judge
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer
