Form 10-Q
period 2003-03-31
BOSTON EDISON CO
filed 2003-05-12
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

                                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________to

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

      Class                     Outstanding May 6, 2003
Common Stock, $1 per value             75 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

                      Boston Edison Company

        Form 10-Q - Quarterly Period Ended March 31, 2003

                              Index

Part I. Financial Information                               Page No.

   Item 1. Financial Statements -

           Condensed Consolidated Statements of Income           3

           Condensed Consolidated Statements of
             Retained Earnings                                   4

           Condensed Consolidated Balance Sheets               5 - 6

           Condensed Consolidated Statements of Cash Flows       7

           Notes to Condensed Consolidated
             Financial Statements                              8 - 13

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations      13 - 20

   Item 4. Controls and Procedures                               20

Part II. Other Information

   Item 1.  Legal Proceedings                                    21

   Item 5.  Other Information                                    21

   Item 6.  Exhibits and Reports on Form 8-K                     22

   Signature                                                     23

   Sarbanes-Oxley Act Section 302(a) Certification Statements  24 - 25

               ___________________________________




                      Important Information

Boston Edison Company files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission
(SEC). You may access materials Boston Edison has filed with the SEC free of charge on the SEC's website at www.sec.gov. In addition, certain of Boston Edison's SEC filings can be accessed on NSTAR's website at www.nstaronline.com. Copies of Boston Edison's filings may also be obtained by writing or calling Boston Edison's Investor Relations Department using the address or phone number on the cover of this Form 10-Q.


Part I - Financial Information
Item 1.  Financial Statements


                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)
                                          Three Months Ended March 31,
                                                    2003          2002

Operating revenues                             $ 374,060     $ 410,075

Operating expenses:
  Purchased power                                189,829       232,557
  Operations and maintenance                      53,439        53,730
  Depreciation and amortization                   42,991        42,779
  Demand side management and renewable
    energy programs                               12,011        11,221
  Taxes:
    Property and other                            18,232        18,168
    Income                                        12,800        11,861
      Total operating expenses                   329,302       370,316

Operating income                                  44,758        39,759

Other income (deductions):
  Other income, net                                  666           525
  Other deductions, net                             (338)         (213)
      Total other income, net                        328           312

Interest charges:
  Long term debt                                  14,976        11,113
  Transition property securitization
     certificates                                  8,684         9,805
  Short-term debt and other interest               2,457         2,451
  Allowance for borrowed funds used during
    construction                                     (58)         (171)
      Total interest charges                      26,059        23,198

Net income                                     $  19,027     $  16,873
                                               =========     =========


Per share data is not relevant because Boston Edison Company's common stock is wholly-owned by NSTAR.







The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                           Three Months Ended March 31,
                                                    2003          2002
Balance at the beginning of the period          $475,993      $428,150
Add:
  Net income                                      19,027        16,873
    Subtotal                                     495,020       445,023
Deduct:
Dividends declared:
  Dividends to Parent                             25,490        28,100
  Preferred stock                                    490           490
    Subtotal                                      25,980        28,590
Balance at the end of the period                $469,040      $416,433
                                                ========      ========





The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Boston Edison Company
              Condensed Consolidated Balance Sheets

                         (in thousands)
                                                 (Unaudited)
                                                   March 31,     December 31,
                                                       2003             2002
Assets
Utility plant in service, at original cost        $2,799,582      $2,782,854
  Less: accumulated depreciation                     864,602         854,857
                                                   1,934,980       1,927,997
Construction work in progress                         44,007          41,944
  Net utility plant                                1,978,987       1,969,941

Equity investments                                    11,410          11,592

Current assets:
  Cash and cash equivalents                            8,240          44,062
  Restricted cash                                      3,616           3,616
  Accounts receivable customers, net                 183,843         177,681
  Accrued unbilled revenues                           14,337          21,468
  Materials and supplies, at average cost             13,985          13,291
  Deferred tax asset                                       -          18,141
  Other                                               15,965           5,575
    Total current assets                             239,986         283,834

Deferred debits:
  Regulatory assets                                1,233,009       1,265,062
  Other                                              177,925         178,429

  Total assets                                    $3,641,317      $3,708,858
                                                   =========       =========


















The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets

                         (in thousands)
                                            (Unaudited)
                                              March 31,     December 31,
                                                  2003             2002
Capitalization and Liabilities
Common equity:
  Common stock, par value $1 per share
    (75 shares issued and outstanding)      $        -      $         -
  Premium on common stock                      278,795          278,795
  Retained earnings                            469,040          475,993
    Total common equity                        747,835          754,788
Cumulative non-mandatory redeemable preferred
   stock                                        43,000           43,000

Long-term debt                                 840,187          840,194
Transition property securitization             411,081          445,890
    Total long-term debt                     1,251,268        1,286,084
    Total capitalization                     2,042,103        2,083,872

Current liabilities:
  Transition property securitization            58,405           40,555
  Long-term debt                                   275          150,687
  Notes payable                                176,000                -
  Accounts payable -
    Affiliates                                   3,301           32,450
    Other                                      122,498          117,600
  Accrued interest                              17,752           13,899
  Other                                         48,565           46,971
    Total current liabilities                  426,796          402,162

Deferred credits:
  Accumulated deferred income taxes and
    unamortized investment tax credits         614,672          611,469
  Power contracts                              312,408          350,117
  Other                                        245,338          261,238
    Total deferred credits                   1,127,418        1,222,824
Commitments and contingencies

    Total capitalization and liabilities    $3,641,317      $ 3,708,858
                                             =========       ==========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                            Three Months Ended March 31,
                                                     2003           2002
Operating activities:
  Net income                                    $  19,027      $  16,873
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                42,991         42,779
      Deferred income taxes and investment
        tax credits                                22,286         20,100
      Allowance for borrowed funds used during
        construction                                  (58)          (171)
  Net changes in working capital                  (10,777)        (5,907)
  Deferred debits and credits                     (63,022)         7,183
Net cash provided by operating activities          10,447         80,857

Investing activities:
  Plant expenditures (excluding AFUDC)            (29,093)       (54,099)
  Other investments                                   182             93
Net cash used in investing activities             (28,911)       (54,006)
Financing activities:
  Redemptions of long-term debt                  (150,419)             -
  Transition property securitization
    certificates redemptions                      (16,959)       (16,040)
  Net change in notes payable                     176,000         10,500
  Dividends paid                                  (25,980)       (28,590)
Net cash used in financing activities             (17,358)       (34,130)

Net decrease in cash and cash equivalents         (35,822)        (7,279)
Cash and cash equivalents at beginning of year     44,062         13,549
Cash and cash equivalents at end of period      $   8,240      $   6,270
                                                 ========       ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest, net of amounts capitalized          $  22,210      $  25,572
                                                 ========       ========
  Income taxes                                  $   3,681      $   8,290
                                                 ========       ========






The accompanying notes are an integral part of the condensed consolidated financial statements.

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements included in Boston
Edison's 2002 Annual Report on Form 10-K.

NOTE A.  Business Organization and Summary of Significant
Accounting Policies

1.  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company
(HEEC) and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. Boston Edison serves approximately 683,000 electric customers in the city of Boston and 39 surrounding cities and towns. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

2.  Basis of Presentation

The financial information presented as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 have been prepared from Boston Edison's books and records without audit by independent accountants. Financial information as of December 31, 2002 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three months ended March 31, 2003 and 2002 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions.

Note B.  Asset Retirement Obligations

On January 1, 2003, Boston Edison adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Boston Edison has not identified any long-lived assets to which there is a legal obligation to remove such assets. The recognition of a potential asset retirement obligation would have had no impact on its earnings. The Company, which follows SFAS 71, would have established regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For Boston Edison, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since Boston Edison applies SFAS 71, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. The Company estimates that at March 31, 2003, there is approximately $145 million of removal costs, not yet incurred, included in accumulated depreciation.

Note C.  Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

Boston Edison has one purchased power contract that contains components with a pricing mechanism that is based on a pricing index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of this agreement, as required by the interpretation of DIG Issue C15, Boston Edison began recording this contract at fair value on its Consolidated Balance Sheets during 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract at March 31, 2003 and December 31, 2002 of approximately $258 million and $305 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets. The decline in above-market costs during the current period was primarily due to an increase in wholesale energy prices during the first quarter. Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge. Therefore, as a result of this regulatory treatment, the recording of this contract on the Company's accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Note D.  Other Utility Matters

1.  Service Quality Index

On February 28, 2003, Boston Edison filed its 2002 Service Quality Report with the Massachusetts Department of Telecommunications and Energy (MDTE) that reflected significant improvements in reliability and performance and indicated that no penalty should be assessed for the 2002 period. These penalties are monitored on a monthly basis to determine the Company's contingent liability, and if the Company determines it is probable that a liability has been incurred and is estimable, the Company would then accrue an appropriate liability. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such settlement or rate order is issued.

Through March 31, 2003, Boston Edison's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

2.  Regulatory Proceedings

In December 2002, NSTAR Electric filed proposed transition rate adjustments for 2003, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2002. The MDTE approved tariffs for each retail electric subsidiary effective January 1, 2003. The filings were updated in February 2003 to include final costs and revenues for 2002.

On April 24, 2003, NSTAR Electric received approval from the MDTE for a Standard Offer Service Fuel Adjustment of $0.902 per kilowatt-hour to be effective May 1, 2003. The increase in rates is in response to continuing high wholesale costs. In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity. In accordance with that order, Boston Edison implemented the adjustment in January 2001 as energy prices soared on world markets and reduced the charge back to zero in April 2002 when market energy costs dropped. The Boston Edison Standard Offer Service Fuel Adjustment remained at zero for the past year. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the 1997 Massachusetts Restructuring Act (Restructuring Act).

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $60 million and $60.3 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of March 31, 2003 and December 31, 2002, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2003 and the actual effective income tax rate for the year ended
December 31, 2002:
                                                2003       2002
Statutory tax rate                             35.0%      35.0%
State income tax, net of federal income
  tax benefit                                   4.4        4.4
Investment tax credit amortization             (0.5)      (0.5)
Other                                           1.9        1.9
  Effective tax rate                           40.8%      40.8%
                                                ====       ====

Note F.  Commitments and Contingencies

1.  Environmental Matters

As of March 31, 2003, Boston Edison is involved in 10 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in 8 multi-party disposal sites or third party claims associated with contamination remediation. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.3 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

Accordingly, the MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from Boston Edison's insurance carriers. Prospectively, should Boston Edison be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on Boston Edison's consolidated financial position.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or Boston Edison's responsibilities for such sites evolve or are resolved. Boston Edison's ultimate liability for future environmental remediation costs may vary from these estimates. Boston Edison's management does not believe that its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, will have a material adverse effect on Boston Edison's consolidated financial position or results of operations for a reporting period.

2.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, Boston Edison does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Note G.  Subsequent Event

Pension and Postretirement Benefit Obligations Other Than
Pensions (PBOP) Adjustment Mechanism Tariff Filing

On April 16, 2003, Boston Edison submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension benefits and PBOP.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees. In addition, this mechanism will ensure that the financial integrity of the Company is not impaired by financial reporting requirements and cash flow issues that arise from the extreme volatility of pension and PBOP funding obligations.

The Company's proposed reconciliation adjustment mechanism does not result in any immediate change (increase or decrease) in prices paid by customers and allows the Company to recover the same types of pension and PBOP costs that have always been recovered in rates. In addition, the proposed reconciliation adjustment mechanism removes the extreme volatility in rates that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE, carves out pension and PBOP costs from regular distribution rates so that the MDTE may review them annually, and ensures that benefit trust funds are sufficient to provide the Company's employees with the benefits to which they are entitled.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes to trust funds that hold and invest the contributions until benefits are paid.

The Company is requesting that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003.

The Company cannot determine the timing and ultimate outcome of this request.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (MD&A)

The accompanying MD&A should be read in conjunction with the MD&A in Boston Edison's 2002 Annual Report on Form 10-K.

Overview

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company
(HEEC) and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. Boston Edison serves approximately 683,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's retail utility subsidiaries are Boston Edison, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric &
Gas).

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of management's plans and objectives. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. The effects of cost control procedures, changes in weather, economic conditions, tax rates, interest rates, technology, and prices and availability of operating supplies could materially affect actual results quarter to quarter and projected operating results.

Boston Edison's forward-looking information is based in large measure on prevailing governmental policies and regulatory actions, including those of the Massachusetts Department of telecommunications and Energy (MDTE) and the Federal Energy Regulatory Commission (FERC), with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power and cost of gas recovery, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies. The impacts of various environmental, legal, and regulatory matters could differ from current expectations.

You are advised to consider all further disclosures Boston Edison makes in its filings to the Securities and Exchange Commission
(SEC). This report also describes changes to Boston Edison's material contingencies and critical accounting policies and estimates in this MD&A and in the accompanying Notes to Condensed Consolidated Financial Statements, and Boston Edison encourages you to review these disclosures. You are also advised to consider the "Cautionary Statements" Boston Edison made in its 2002 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of
Boston Edison's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Company has not identified any long-lived assets to which there is a legal obligation to remove such assets. The recognition of a potential asset retirement obligation would have had no impact on its earnings. The Company, which follows SFAS 71, would have established regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For Boston Edison, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since Boston Edison applies SFAS 71, it will continue to include removal costs in depreciation expenses and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. The Company estimates that at March 31, 2003, there is approximately $145 million of removal costs, note yet incurred, included in accumulated depreciation.

Rate and Regulatory Proceedings

a.  Pension and Postretirement Benefit Obligations Other Than
Pensions (PBOP)

On April 16, 2003, Boston Edison submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension benefits and PBOP.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees. In addition, this mechanism will ensure that the financial integrity of the Company is not impaired by financial reporting requirements and cash flow issues that arise from the extreme volatility of pension and PBOP funding obligations.

The Company's proposed reconciliation adjustment mechanism does not result in any immediate change (increase or decrease) in prices paid by customers and allows the Company to recover the same types of pension and PBOP costs that have always been recovered in rates. In addition, the proposed reconciliation adjustment mechanism removes the extreme volatility in rates that may be the result of requirements of existing financial accounting standards (SFAS Nos. 87 and 106), provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE, carves out pension and PBOP costs from regular distribution rates so that the MDTE may review them annually, and ensures that benefit trust funds are sufficient to provide NSTAR employees with the benefits to which they are entitled.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes to trust funds that hold and invest the contributions until benefits are paid.

The Company is requesting that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003.

The Company cannot determine the timing and ultimate outcome of this request.

This action does not preclude Boston Edison from pursuing a general base rate increase in the future. Boston Edison's four-year rate freeze expires in the third quarter of this year.

b.  Service Quality Index

On February 28, 2003, Boston Edison filed its 2002 Service Quality Report with the MDTE that reflected significant improvements in reliability and performance and indicated that no penalty should be assessed for the 2002 period. These penalties are monitored on a monthly basis to determine the Company's contingent liability, and if the Company determines it is probable that a liability has been incurred and is estimable, the Company would then accrue an appropriate liability. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such settlement or rate order is issued.

Through March 31, 2003, Boston Edison's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

c.  Retail Electric Rates

The electric distribution companies obtain and resell power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the Boston Edison service territory and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of March 31, 2003 and December 31, 2002, customers of Boston Edison had approximately 19% and 28%, respectively, of their load requirements provided by competitive suppliers. The decline in customers served by competitive suppliers declined due to changes in market pricing.

On April 24, 2003, Boston Edison received approval from the MDTE to include a Standard Offer Service Fuel Adjustment of 0.902 cents per kilowatt-hour (kWh) that will be added to Boston Edison's standard offer service rate effective May 1, 2003. The higher rate is necessary due to the increase in prices of natural gas and oil.

Other Legal Matters

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, Boston Edison does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Results of Operations - Three Months Ended March 31, 2003 vs.
Three Months Ended March 31, 2002

The following section of MD&A compares the results of operations for each of the quarters ended March 31, 2003 and 2002, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Net income was $19.0 million for the three months ended March 31, 2003 compared to $16.9 million for the same period in 2002, an increase of 12%.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to the accompanying Note A to the Condensed Consolidated Financial Statements.

The following is a summary of retail electric energy sales for the periods indicated:
                         Three Months Ended March 31,
                              2003          2002     % Change
Retail Electric Sales -
MWH
   Residential           1,178,996     1,022,236        15.3
   Commercial            2,305,117     2,127,890         8.3
   Industrial              304,205       328,449        (7.4)
   Other                    40,648        41,274        (1.5)
     Total retail sales  3,828,966     3,519,849         8.8
                         =========     =========

Weather conditions greatly impact the change in electric revenues in Boston Edison's service area. The first quarter period of 2003 was significantly colder than the same period in 2002.
Below is comparative information on heating degree days for the three-month periods ending March 31, 2003 and 2002 and the number of degree days in a "normal" first quarter period as represented by a 30-year average.

                                                              Normal
                                                              30-Year
                                           2003      2002     Average

Heating degree days                        3,181    2,429      2,870
  Percentage change from prior year        31.0%   (16.8)%
  Percentage change from 30-year average   10.8%   (15.3)%

Operating revenues

Operating revenues for the first three months of 2003 decreased
8.8% from the same period in 2002, primarily resulting from
decreases in electric rates.  The major revenue components were as follows:
                                                 (in thousands)
Retail electric revenues                           $  (28,405)
Wholesale revenues                                     (9,585)
Other revenues                                          1,975
  Decrease in operating revenues                   $  (36,015)
                                                    ==========

Retail revenues were $344.9 million in 2003 compared to $373.3 million in 2002, a decrease of $28.4 million, or 8%. The decline in retail revenues reflects the significant decreases in both standard offer and default service rates offset, in part, by the impact of an 8.8% increase in retail energy sales. The lower rates implemented in January 2003 for standard offer and default services accounted for decreases in retail revenues of $41.6 million and $6.1 million, respectively. Transition revenues were $13.4 million higher in the current quarter while distribution revenues increased $6.9 million and transmission revenues increased $2.6 million. The increases in each of these components of revenue were due primarily to the increase in retail energy sales. The change in retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the 8.8% increase in the current quarter's retail MWH sales primarily reflects higher sales in the residential and commercial sectors. Boston Edison's sales to residential and commercial customers were approximately 31% and 60%, respectively, of its total retail sales mix for the current quarter and provided nearly all of its distribution revenue. The 7.4% decline in industrial sector sales reflects the continued slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 8% of Boston Edison's energy sales.

Wholesale revenues were $7.6 million in 2003 compared to $17.2 million in 2002, a decrease of $9.6 million, or 56%. This decrease in wholesale revenues reflects a decrease in kWh sales of 62% due to the expiration of three municipal contracts during 2002. Amounts collected from wholesale customers have no impact on net income.

Other revenues were $21.5 million in the first quarter of 2003 compared to $19.5 million in the same period of 2002, an increase of $2 million, or 10%. This increase primarily reflects higher transmission revenues.

Operating expenses

Despite higher retail unit sales of 8.8%, purchased power costs were $189.8 million in the first quarter of 2003 compared to $232.6 million in the same period of 2002, a decrease of $42.8 million, or 18%. The decrease in expense reflects the decrease in wholesale sales and lower prices for natural gas and oil. The decrease in expense also includes the recognition of $28.4 million relating to the deferred standard offer and default service supply costs for current period under-collection of these costs. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $53.4 million in 2003 compared to $53.7 million in 2002, a decrease of $0.3 million, or less than 1%. This decrease reflects reduced maintenance expense of $3.7 million due primarily to improvements made in electric distribution services in 2002. This decrease was offset by increases in benefits costs of $1.5 million and customer service of $1.6 million, the latter reflecting the increase in retail sales.

Depreciation and amortization expense was $42.9 million in 2003 compared to $42.8 million in 2002, an increase of $0.1 million, or less than 1%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $12 million in the first quarter of 2003 compared to $11.2 million in the same period of 2002, an increase of $0.8 million, or 7%. The timing of DSM expense is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.

Property and other taxes were $18.2 million in both 2003 and 2002. Higher overall municipal property taxes, particularly for the City of Boston, were offset by lower payroll taxes.

Income taxes from operations were $12.8 million in 2003 compared to $11.9 million in 2002, an increase of $0.9 million, or 8%.
This increase reflects higher pre-tax operating income in 2003.

Interest charges

Interest on long-term debt and transition property securitization certificates was $23.7 million in 2003, compared to $20.9 million in 2002, an increase of $2.8 million, or 13%. The increase reflects the impact of the issuance of $500 million in long-term debt ($400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures) in October 2002 partially offset by the absence of $1.2 million in interest on the 8.25% debentures that were retired in September 2002 and a $1.1 million decline in interest on the securitization certificates due to the scheduled retirement of this debt.

Other interest charges were $2.5 million in both 2003 and 2002.
The impact of reductions in short-term borrowing rates and levels of borrowings were offset by an increase in regulatory interest.

Item 4.  Controls and Procedures

Boston Edison's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Boston Edison carried out an evaluation, under the supervision and with the participation of Boston Edison's management, including Boston Edison's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Boston Edison's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Boston Edison's disclosure controls and procedures are effective (1) to timely alert them to material information relating to Boston Edison's information required to be disclosed by Boston Edison in the reports that it files or submits under the Securities Exchange Act of 1934 (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Subsequent to the date of that evaluation, there have been no significant changes in Boston Edison's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, Boston Edison does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2003:
Ratio of earnings to fixed charges                     2.95

Ratio of earnings to fixed charges and preferred
stock dividend requirements                            2.87

Item 6.  Exhibits and Reports on Form 8-K
a)  Exhibits filed herewith or incorporated by reference (as indicated):

      Exhibit 4  -  Instruments Defining the Rights of Security
                    Holders, Including Indentures

             4.1    Revolving Credit Agreement dated November 15,
                    2002 (filed herewith)

                    Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets

      Exhibit 12 -  Statement re Computation of Ratios

            12.1    Computation of Ratio of Earnings to Fixed
                    Charges for the Twelve Months Ended March 31,
                    2003 (filed herewith)

            12.2    Computation of Ratio of Earnings to Fixed
                    Charges and Preferred Stock Dividend
                    Requirements for the Twelve Months Ended
                    March 31, 2003 (filed herewith)

      Exhibit 99 -  Additional Exhibits

            99.1    Certification Statement of Chief Executive
                    Officer of Boston Edison Company pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
                    (filed herewith)

            99.2    Certification Statement of Chief Financial
                    Officer of Boston Edison Company pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
                    (filed herewith)

            99.3    Report of Independent Accountants

b)  Reports on Form 8-K:

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




                                      BOSTON EDISON COMPANY
                                         (Registrant)



Date:  May 9, 2003                     /s/ Robert J. Weafer,Jr.
                                       Robert J. Weafer, Jr.
                                       Vice President,
                                       Controller and Chief
                                       Accounting Officer

          Sarbanes - Oxley Section 302(a) Certification
I, Thomas J. May, certify that:

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

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 9, 2003        By:   /s/ THOMAS J. MAY
                                Thomas J. May
                                Chairman, President and
                                Chief Executive Officer

          Sarbanes - Oxley Section 302(a) Certification

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

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 9, 2003        By:   /s/ JAMES J. JUDGE
                                James J. Judge
                                Senior Vice President, Treasurer
                                and Chief Financial Officer
