Form 10-Q
period 2003-06-30
BOSTON EDISON CO
filed 2003-08-11
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2003

                                 or

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

             Class                Outstanding at August 8, 2003
  Common Stock, $1 par value                75 shares

The Company meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

                      Boston Edison Company

        Form 10-Q - Quarterly Period Ended June 30, 2003

                              Index
Part I. Financial Information                            Page No.

   Item 1. Financial Statements -

           Condensed Consolidated Statements of Income        3

           Condensed Consolidated Statements of
             Retained Earnings                                4

           Condensed Consolidated Balance Sheets            5 - 6

           Condensed Consolidated Statements of Cash Flows    7

           Notes to Condensed Consolidated
             Financial Statements                           8 - 14

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations 14 - 24

   Item 4. Controls and Procedures                         24 - 25

Part II. Other Information

   Item 1. Legal Proceedings                                 25

   Item 5. Other Information                                 25

   Item 6. Exhibits and Reports on Form 8-K                25 - 26

   Signature                                                 27

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

Part I - Financial Information
Item 1.  Financial Statements


                      Boston Edison Company
           Condensed Consolidated Statements of Income
                           (Unaudited)
                         (in thousands)
                                   Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      2003        2002       2003       2002

Operating revenues                $395,307    $370,593   $769,367   $780,668

Operating expenses:
  Purchased power                  202,661     177,510    392,490    410,067
  Operations and maintenance        51,395      58,962    104,834    112,692
  Depreciation and amortization     42,988      42,904     85,979     85,683
  Demand side management and
     renewable energy programs      10,598      10,803     22,609     22,024
  Taxes - property and other        17,470      17,472     35,702     35,640
  Income taxes                      19,455      16,688     32,255     28,549
    Total operating expenses       344,567     324,339    673,869    694,655

Operating income                    50,740      46,254     95,498     86,013

Other income (deductions):
  Other income, net                    604         826      1,213      1,351
  Other deductions, net                  -        (179)      (281)      (392)
    Total other income, net            604         647        932        959

Interest charges:
  Long term debt                    12,605      11,099     27,581     22,212
  Transition property
    securitization                   8,221       9,326     16,905     19,131
  Short-term debt and other          2,524       2,045      4,981      4,496
  Allowance for borrowed funds
    used during construction          (148)        (98)      (206)      (269)
      Total interest charges        23,202      22,372     49,261     45,570

Net income                        $ 28,142    $ 24,529   $ 47,169   $ 41,402
                                  ========    ========   ========   ========

Per share data is not relevant because Boston Edison Company's common stock is wholly-owned by NSTAR.



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2003        2002        2003        2002

Balance at the beginning
  of the period                   $469,040    $416,433    $475,993    $428,150
Add:
  Net income                        28,142      24,529      47,169      41,402
    Subtotal                       497,182     440,962     523,162     469,552
Deduct:
Dividends declared:
  Dividends to Parent               25,490      28,100      50,980      56,200
  Preferred stock                      490         490         980         980
    Subtotal                        25,980      28,590      51,960      57,180

Balance at the end of the period  $471,202    $412,372    $471,202    $412,372
                                  ========    ========    ========    ========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets

                         (in thousands)
                                               (Unaudited)
                                                 June 30,    December 31,
                                                    2003            2002
Assets

Utility plant in service, at original cost    $2,828,059      $2,782,854
  Less: accumulated depreciation                 871,518         854,857
                                               1,956,541       1,927,997
Construction work in progress                     46,675          41,944
  Net utility plant                            2,003,216       1,969,941

Equity investments                                11,259          11,592

Current assets:
  Cash and cash equivalents                        7,392          44,062
  Restricted cash                                  3,616           3,616
  Accounts receivable customers, net             179,566         177,681
  Accounts receivable - affiliates                 2,300               -
  Accrued unbilled revenues                       29,707          21,468
  Materials and supplies, at average cost         14,391          13,291
  Deferred income taxes                                -          18,141
  Other                                           21,863           5,575
    Total current assets                         258,835         283,834

Deferred debits:
  Regulatory assets                            1,213,236       1,265,062
  Other                                          179,440         178,429

  Total assets                                $3,665,986      $3,708,858
                                              ==========       =========

















The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
              Condensed Consolidated Balance Sheets

                         (in thousands)
                                            (Unaudited)
                                              June 30,     December 31,
                                                 2003             2002
Capitalization and Liabilities

Common equity:
  Common stock, par value $1 per share
    (75 shares issued and outstanding)     $        -       $        -
  Premium on common stock                     278,795          278,795
  Retained earnings                           471,202          475,993
    Total common equity                       749,997          754,788

Cumulative non-mandatory redeemable preferred
   stock                                       43,000           43,000

Long-term debt                                838,567          840,194
Transition property securitization            411,081          445,890
    Total long-term debt                    1,249,648        1,286,084

  Total capitalization                      2,042,645        2,083,872

Current liabilities:
  Transition property securitization           38,959           40,555
  Long-term debt                                1,513          150,687
  Notes payable                               208,000                -
  Accounts payable -
    Affiliates                                      -           32,450
    Other                                     134,709          117,600
  Accrued interest                             29,912           13,899
  Other                                        42,721           46,971
    Total current liabilities                 455,814          402,162

Deferred credits:
  Accumulated deferred income taxes and
    unamortized investment tax credits        630,310          611,469
  Power contracts                             309,718          350,117
  Other                                       227,499          261,238
    Total deferred credits                  1,167,527        1,222,824

Commitments and contingencies

    Total capitalization and liabilitieS   $3,665,986       $3,708,858
                                            =========        =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      Boston Edison Company
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                            Six Months Ended June 30,
                                                  2003          2002
Operating activities:
  Net income                                 $  47,169     $  41,402

  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization             85,979        85,683
      Deferred income taxes and investment
        tax credits                             40,823        18,272
      Allowance for borrowed funds used during
         construction                             (206)         (269)
  Net changes in working capital               (15,248)       55,983
  Deferred debits and credits                  (91,239)       (3,960)
Net cash provided by operating activities       67,278       197,111

Investing activities:
  Plant expenditures (excluding AFUDC)         (73,114)     (106,526)
  Other investments                                333           869
Net cash used in investing activities          (72,781)     (105,657)

Financing activities:
  Transition property securitization
    redemptions                                (36,406)      (32,811)
  Redemptions of long term debt               (150,801)         (741)
  Net change in notes payable                  208,000        (7,500)
  Dividends paid                               (51,960)      (57,180)
Net cash used in financing activities          (31,167)      (98,232)

Net decrease in cash and cash equivalents      (36,670)       (6,778)
Cash and cash equivalents at beginning of year  44,062        13,549
Cash and cash equivalents at end of period   $   7,392     $   6,771
                                             =========     =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest, net of amounts capitalized       $  47,402     $  41,187
                                              =========    =========
  Income taxes / (refund)                    $   6,773     $  (4,006)
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

Note A.  Business Organization and Summary of Significant
Accounting Policies

1.  The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. Boston Edison serves approximately 683,000 electric customers in the city of Boston and 39 surrounding cities and towns. NSTAR's other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). NSTAR has a services company that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

2.  Basis of Presentation

The financial information presented as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 have been prepared from Boston Edison's books and records without audit by independent accountants. However, Boston Edison's independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent accountants' liability under Section 11 does not extend to it. Financial information as of December 31, 2002 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year data to conform with the current presentation.

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

The preparation of financial statements in conformity with GAAP requires management of Boston Edison and its subsidiaries to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions.

3.  New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is intended to improve the accounting for these financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that these instruments be classified as liabilities on the balance sheet. Boston Edison adopted SFAS 150 effective July 1, 2003 and assessed the requirements of the standard and has not identified any financial instruments to which SFAS 150 applies. In addition, Boston Edison has not entered into, nor modified any financial instrument since May 31, 2003. As a result, the implementation of this Statement has not had an impact on its financial position or results of operations.

In June 2003, the Derivative Implementation Group (DIG), a working group of the FASB, issued DIG No. C20, "Scope Exceptions:
Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature," which clarified the interpretation of clearly and closely related contracts that include price adjustments. This interpretation also established transition guidance for those contracts that had previously met the normal purchases and sales exception under previous guidance but may not meet the scope exception under this interpretation. For Boston Edison, the effective date of DIG Issue No. C20 is October 1, 2003. Boston Edison is currently assessing the impact of this interpretation on its current derivative contracts. The adoption of DIG Issue No. C20 would not result in an earnings impact.

Note B.  Asset Retirement Obligations

On January 1, 2003, Boston Edison adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Boston Edison has not identified any long-lived assets to which there is a legal obligation to remove such assets. The recognition of a potential asset retirement obligation would have had no impact on its earnings. In accordance with SFAS 71, the Company would have established regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For Boston Edison, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since Boston Edison applies SFAS 71, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. The Company estimates that as of June 30, 2003, there is approximately $138 million of removal costs, not yet incurred, included in accumulated depreciation.

Note C.  Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The accounting for derivative financial instruments is subject to change based on the guidance received from the DIG of FASB. In October 2001, the DIG issued No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

Boston Edison has one purchased power contract that contains components with a pricing mechanism that is based on a pricing index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of this agreement, as required by the interpretation of DIG Issue C15, Boston Edison began recording this contract at fair value on its Consolidated Balance Sheets during 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract at June 30, 2003 and December 31, 2002 of approximately $257 million and $305 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets. This decline in above-market costs during the current period was primarily due to an increase in wholesale energy prices during the first half of 2003. Boston Edison collects all of its purchased power costs from its customers; therefore, it has recorded a corresponding regulatory asset to reflect the future recovery. Therefore, as a result of this regulatory treatment, the recording of the fair value of this contract on the Company's accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

In June 2003, as previously mentioned, the DIG issued No. C20 that clarified the interpretation of clearly and closely related contracts that include price adjustments. DIG Issue No. C20 is not effective until October 1, 2003. See Note A.3, "New Accounting Standards," for further discussion on this topic.

Note D.  Other Utility Matters

1.  Service Quality Index

On February 28, 2003, Boston Edison filed its 2002 Service Quality Report with the Massachusetts Department of Telecommunications and Energy (MDTE) that reflected significant improvements in reliability and performance; the report indicates that no penalty will be assessed for that period. The Company monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued. Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through June 30, 2003, Boston Edison's performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

2.  Regulatory Proceedings

On August 4, 2003, Boston Edison filed proposed Standard Offer Service Fuel Adjustment (SOSFA) rates with the MDTE to be effective September 1, 2003. In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity. The SOSFA will be reduced to zero following an increase in this rate adjustment to
0.902 cents per kilowatt-hour that was effective May 1, 2003. The decrease in this rate is due to lower fuel costs from its contracted power suppliers. The SOSFA remained at zero from April 1, 2002 through April 30, 2003 for the NSTAR Electric companies. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the 1997 Massachusetts Restructuring Act (Restructuring Act).

During the second quarter of 2003, Boston Edison submitted to the Independent System Operator - New England (ISO-NE) its updated transmission rates including scheduling and dispatch costs associated with Regional Network Service (RNS). Pursuant to the Federal Energy Regulatory Commission (FERC)-regulated formula rates in the Open Access Transmission Tariff, the RNS costs (and subsequent changes) are trued-up as of June 1 of each year, based upon the cost information for the prior calendar year. These new rates went into effect on June 1, 2003.

In addition to the RNS rates, Boston Edison completed the annual true-up for 2002 costs associated with the FERC-regulated Local
Network Service and set these new rates to become effective on June 1, 2003.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $59.7 million and $60.3 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of June 30, 2003 and December 31, 2002, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2003 and the actual effective income tax rate for the year ended
December 31, 2002:

                                                2003       2002
Statutory tax rate                              35.0%      35.0%
State income tax, net of federal income
  tax benefit                                    4.1        4.4
Investment tax credit amortization              (0.6)      (0.5)
Other                                            2.6        1.9
  Effective tax rate                            41.1%      40.8%
                                                ====       ====

Note F.  Commitments and Contingencies

1.  Environmental Matters

As of June 30, 2003, Boston Edison is involved in 5 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.3 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in 8 multi-party disposal sites or third party claims associated with contamination remediation. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

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

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or Boston Edison's responsibilities for such sites evolve or are resolved. Boston Edison's ultimate liability for future environmental remediation costs may vary from these estimates. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, Boston Edison's management does not believe that these environmental remediation costs will have a material adverse effect on Boston Edison's consolidated financial position or results of operations for a reporting period.

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

Note G.  Pension and Postretirement Benefits Other Than Pensions
         (PBOP) Adjustment Mechanism Tariff Filing

On April 16, 2003, Boston Edison, along with NSTAR's other utility subsidiaries, submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension and PBOP benefits.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees.

The proposed reconciliation adjustment mechanism removes the volatility in costs that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE and excludes pension and PBOP costs from regular distribution rates so that the MDTE may review them annually.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes amounts over and above the IRS minimum requirements to trust funds that hold and invest the contributions until benefits are paid.

The Company had requested that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003. In June, the MDTE notified the Company that it will issue an order on October 1, 2003. The Company cannot determine the ultimate outcome of this proceeding.

In November 2002, the Company filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to Other Comprehensive Income (OCI) in 2002 and the increases in expected pension and PBOP costs in 2003. On December 20, 2002, the MDTE approved the Accounting Order. Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, the Company recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002. In addition, the order permits the Company to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

As of June 30, 2003, the regulatory asset of $269 million, recorded as a result of this accounting ruling, consists of the prepaid pension asset ($257 million) and includes the additional minimum liability ($5.6 million), recorded to reflect the Company's share of the unfunded liability of NSTAR's pension plan that was incurred at December 31, 2002, and the 2003 deferral of pension expenses, allowed under the Accounting Order, of $6.4 million. Additionally, Boston Edison has a receivable of $163.1 million from affiliates for the remaining portion of the additional minimum liability. Regulatory assets also include the 2003 deferral of PBOP expense, per the Accounting Order, of $1.4 million. These regulatory assets are shown as part of Deferred debits in the accompanying Condensed Consolidated Balance Sheets. The ultimate outcome of this proceeding regarding the reconciliation mechanism mentioned above could impact the carrying value of these regulatory assets.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (MD&A)

The accompanying MD&A should be read in conjunction with the MD&A in Boston Edison's 2002 Annual Report on Form 10-K and its March
31, 2003 Quarterly Report on Form 10-Q.

Overview

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. Boston Edison serves approximately 683,000 electric customers in the city of Boston and 39 surrounding communities. NSTAR's other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). NSTAR has a services company that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of Boston Edison management's plans and objectives. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. The effects of cost control procedures, changes in weather, economic conditions, tax rates, interest rates, technology, and prices and availability of operating supplies could materially affect actual results quarter to quarter and projected operating results.

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

Asset Retirement Obligations

On January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Company has not identified any long-lived assets to which there is a legal obligation to remove such assets. The recognition of a potential asset retirement obligation would have had no impact on its earnings. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71), the Company would have established regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For Boston Edison, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since Boston Edison applies SFAS 71, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. The Company estimates that as of June 30, 2003, there is approximately $138 million of removal costs, not yet incurred, included in accumulated depreciation.

Rate and Regulatory Proceedings

a.  Pension and Postretirement Benefits Other Than Pensions
    (PBOP)

On April 16, 2003, Boston Edison, along with NSTAR's other utility subsidiaries, submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension and PBOP benefits.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees.

The proposed reconciliation adjustment mechanism removes the volatility in costs that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE and excludes pension and PBOP costs from regular distribution rates so that the MDTE may review them annually.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes amounts over and above the IRS minimum requirements to trust funds that hold and invest the contributions until benefits are paid.

The Company had requested that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003. In June, the MDTE notified the Company that it will issue an order on October 1, 2003. The Company cannot determine the ultimate outcome of this proceeding.

In November 2002, the Company filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to Other Comprehensive Income (OCI) in 2002 and the increases in expected pension and PBOP costs in 2003. On December 20, 2002, the MDTE approved the Accounting Order. Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, the Company recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002. In addition, the order permits the Company to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

As of June 30, 2003, the regulatory asset of $269 million, recorded as a result of this accounting ruling, consists of the prepaid pension asset ($257 million) and includes the additional minimum liability ($5.6 million) recorded to reflect the Company's share of the unfunded liability of NSTAR's pension plan that was incurred at December 31, 2002, and the 2003 deferral of pension expenses, allowed under the Accounting Order, of $6.4 million. Additionally, Boston Edison has a receivable of $163.1 million from affiliates for the remaining portion of the additional minimum liability. Regulatory assets also include the 2003 deferral of PBOP expense, per the Accounting Order, of $1.4 million. These regulatory assets are shown as part of Deferred debits in the accompanying Condensed Consolidated Balance Sheets. The ultimate outcome of this proceeding regarding the reconciliation mechanism mentioned above could impact the carrying value of these regulatory assets.

This action does not preclude Boston Edison from pursuing a general base rate increase in the future. Boston Edison's four-year rate freeze expires in the third quarter of this year.

b.  Service Quality Index

On February 28, 2003, Boston Edison filed its 2002 Service Quality Report with the MDTE that reflected significant improvements in reliability and performance; the report indicates that no penalty will be assessed for that period. The Company monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued. Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through June 30, 2003, Boston Edison's performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

c.  Retail Electric Rates

Boston Edison obtains and resells power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Massachusetts Electric Restructuring Act of 1997. New retail customers in the Boston Edison service territory and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of June 30, 2003 and December 31, 2002, customers of Boston Edison had approximately 14% and 28%, respectively, of their load requirements provided by competitive suppliers. The decline in customers served by competitive suppliers declined due to changes in market pricing.

On August 4, 2003, Boston Edison filed proposed Standard Offer Service Fuel Adjustment (SOSFA) rates with the MDTE to be effective September 1, 2003. In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity. The SOSFA will be reduced to zero following an increase in this rate adjustment to
0.902 cents per kilowatt-hour that was effective May 1, 2003. The decrease in this rate is due to lower fuel costs from its contracted power suppliers. The SOSFA remained at zero from April 1, 2002 through April 30, 2003 for the NSTAR Electric companies. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the 1997 Massachusetts Restructuring Act (Restructuring Act).

During the second quarter of 2003, Boston Edison submitted to the Independent System Operator - New England (ISO-NE) its updated transmission rates including scheduling and dispatch costs associated with Regional Network Service (RNS). Pursuant to the Federal Energy Regulatory Commission (FERC)-regulated formula rates in the Open Access Transmission Tariff, the RNS costs (and subsequent changes) are trued-up as of June 1 of each year, based upon the cost information for the prior calendar year. These new rates went into effect on June 1, 2003.

In addition to the RNS rates, Boston Edison completed the annual true-up for 2002 costs associated with the FERC-regulated Local
Network Service and set these new rates to become effective on June 1, 2003.

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

Results of Operations - Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The following section of MD&A compares the results of operations for each of the three month periods ended June 30, 2003 and 2002, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Net income was $28.1 million for the three months ended June 30, 2003 compared to $24.5 million for the same period in 2002, a 14.7% increase.

The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues and the impact of variable weather conditions. Refer to Note A.2, "Basis of Presentation," to the accompanying Condensed Consolidated Financial Statements.

The following is a summary of retail electric energy sales for the periods indicated:
                              Three Months Ended June 30,
                                      2003          2002  % Change
Retail Electric Sales - MWH
   Residential                     918,184       857,920      7.0
   Commercial                    2,200,293     2,153,642      2.2
   Industrial                      307,179       341,428    (10.0)
   Other                            30,977        29,704      4.3
     Total retail sales          3,456,633     3,382,694      2.2
                                 =========     =========

Weather conditions impact electric sales in Boston Edison's service area. The second quarter of 2003 was significantly cooler than the same period in 2002 with below normal temperatures throughout the three-month period. The average daily temperature during the second quarter of 2003 was 3.3 degrees, or 5.7%, below normal.

Operating revenues

Operating revenues for the second quarter of 2003 increased $24.7 million, or 6.7%, from the same period in 2002 and consisted of the following major component changes:
                                         (in thousands)
Retail electric revenues                     $  34,417
Wholesale electric revenues                    (11,318)
Other revenues                                   1,615
  Increase in operating revenues             $  24,714
                                             =========

Retail electric revenues were $370.9 million in the second quarter of 2003 compared to $336.5 million in the same period of 2002, an increase of $34.4 million, or 10%. The change in retail revenues was primarily driven by the 2.2% increase in retail kWh sales, which resulted in $15.5 million net increase in standard offer and default service revenues. Transition revenues were $17.3 million higher due to an increase in rates. Transmission revenues increased by $2.4 million partially due to increased transmission revenue requirements. The change in retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the 2.2% increase in the current quarter's retail energy sales primarily reflects higher sales in the residential and commercial sectors. Boston Edison's sales to residential and commercial customers were approximately 27% and 64%, respectively, of its total retail sales mix for the current quarter. The 10% decline in industrial sector sales reflects the continued slowdown in economic conditions that has resulted in reduced production or facility closings. The industrial sector comprises approximately 10% of Boston Edison's energy sales.

Wholesale electric revenues were $3.9 million in the second quarter of 2003 compared to $15.2 million in 2002, a decrease of $11.3 million, or 74%. This decrease in wholesale revenues primarily reflects the expiration of three wholesale power supply contracts. After October 31, 2005, Boston Edison will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts will have no impact on results of operations.

Other revenues were $20.5 million in the second quarter of 2003 compared to $18.9 million in the same period of 2002, an increase of $1.6 million, or 8%. This increase primarily reflects higher transmission revenues due to an increase in rates.

Operating expenses

Purchased power costs were $202.7 million in the second quarter of 2003 compared to $177.5 million in the same period of 2002, an increase of $25.2 million, or 14%, due to higher retail electric sales of 2.2% and higher standard offer and default service supply costs. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $51.4 million in the second quarter of 2003 compared to $59.0 million in the same period of 2002, a decrease of $7.6 million, or 13%. This decrease primarily reflects a reduction in operations and maintenance expense in connection with improvements made in electric distribution services in 2002.

Depreciation and amortization expense was $43.0 million in the second quarter of 2003 compared to $42.9 million in the same period of 2002, an increase of $0.1 million, or less than 1%. The increase reflects a higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $10.6 million in the second quarter of 2003 compared to $10.8 million in the same period of 2002, a decrease of $0.2 million, or 2%, primarily due to the timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings, other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $17.5 million in both second quarters of 2003 and 2002. Overall municipal property taxes, particularly for the City of Boston, were slightly higher due to a true-up of costs and were offset by similarly lower payroll tax expense due to lower payroll costs.

Income taxes from operations were $19.5 million in the second quarter of 2003 compared to $16.7 million in the same period of 2002, an increase of $2.8 million, or 17%. This increase reflects higher pre-tax operating income in 2003.

Interest charges

Interest on long-term debt and transition property securitization certificates was $20.8 million in the second quarter of 2003 compared to $20.4 million in the same period of 2002, an increase of $0.4 million, or 2%. The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (at a weighted average interest rate of 1.80% for the current three-month period). These new debentures increased interest expense by $5.3 million in the second quarter of 2003. Partially offsetting this increase was the absence in 2003 of $1.2 million in interest on Boston Edison's early redemption of its $60 million 8.25% Debentures in September 2002 and the repayment of its transition property securitization certificates of $19.4 million that resulted in reduced interest expense of $1.1 million.

Short-term debt and other interest charges were $2.5 million in the second quarter of 2003 compared to $2 million in the same period of 2002, an increase of $0.5 million. The increase in interest is primarily due to regulatory interest charges incurred related to higher deferred transition costs.

Results of Operations - Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net income was $47.2 million for the six-month period ended June
30, 2003 compared to $41.4 million for the same period in 2002, an increase of $5.8 million, or 14%.

The results of operations for the six-month periods ended June 2003 and 2002, are not indicative of the results that may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note A.2, "Basis of Presentation," in the accompanying Condensed Consolidated Financial Statements.

The following is a summary of retail electric energy sales for the periods indicated:
                              Six Months Ended June 30,
                                   2003          2002 % Change
Retail Electric Sales - MWH
   Residential                2,097,180     1,880,156   11.5
   Commercial                 4,505,410     4,281,532    5.2
   Industrial                   611,384       669,877   (8.7)
   Other                         71,625        70,978    0.9
     Total retail sales       7,285,599     6,902,543    5.5
                              =========     =========

Weather conditions impact the change in electric sales in Boston Edison's service area. The first half of 2003 was significantly colder than the same period in 2002 with below normal temperatures throughout the current six-month period. Below is comparative information on heating degree days for the six-month periods ending June 30, 2003 and 2002 and the number of degree days in a "normal" half-year period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees. Each degree below or above the base temperature is measured in one degree day.

                                                              Normal
                                                              30-Year
                                              2003       2002 Average

Heating degree days                          4,245      3,375   3,782
  Percentage change from prior year           25.8%    (10.8)%
  Percentage change from 30-year average      12.2%    (10.8)%

Cooling degree days                             97        159     176
  Percentage change from prior year          (39.0)%    (42.4)%
  Percentage change from 30-year average     (44.9)%     (9.1)%

Operating revenues

Operating revenues for the six month period ended June 30, 2003 decreased $11.3 million, or 1.4%, from the same period in 2002 and consisted of the following major component changes:

                                          (in thousands)
Retail electric revenues                     $    6,012
Wholesale electric revenues                     (20,903)
Other revenues                                    3,590
  Decrease in operating revenues             $  (11,301)
                                              ==========

Retail electric revenues were $715.8 million in the first six months of 2003 compared to $709.8 million in the same period of 2002, an increase of $6 million, or less than 1%. The increase in retail revenues reflects the impact of the 5.5% increase in retail energy sales, offset in part, by lower standard offer and default services rates. The lower rates implemented in January 2003 for standard offer and default services accounted for a decrease in retail revenues of $34.3 million. Transition revenues were $30.7 million higher in the current six-month period while distribution revenues increased $6.8 million and transmission revenues increased $5 million. The increase in each of these components of revenue was due to the increase in retail energy sales and higher rates. The change in retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the 5.5% increase in the current six-month period's retail energy sales primarily reflects higher sales in the residential and commercial sectors. Boston Edison's sales to residential and commercial customers were approximately 29% and 62%, respectively, of its total retail sales mix for the current six-month period. The 8.7% decline in industrial sector sales reflects the continued slowdown in economic conditions that has resulted in reduced production or facility closings. The industrial sector comprises approximately 8% of Boston Edison's energy sales.

Wholesale electric revenues were $11.5 million in the first half of 2003 compared to $32.4 million in the same period of 2002, a decrease of $20.9 million, or 65%. This decrease in wholesale revenues reflects the expiration of three municipal contracts during 2002. After October 31, 2005, Boston Edison will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts will have no impact on results of operations.

Other revenues were $42.1 million in the first half of 2003 compared to $38.5 million in the same period of 2002, an increase of $3.6 million, or 9%. This increase primarily reflects higher transmission revenues due to an increase in rates.

Operating expenses

Despite higher retail energy sales of 5.5%, purchased power costs were $392.5 million in the first half of 2003 compared to $410.1 million in the same period of 2002, a decrease of $17.6 million, or 4%. The decrease in expense reflects the recognition of $34.3 million relating to the deferred standard offer and default service supply costs for current period under-collection of these costs and the decrease in wholesale sales. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $104.8 million in the first half of 2003 compared to $112.7 million in 2002, a decrease of $7.9 million, or 7%. This decrease reflects a reduction in operations and maintenance expenses in connection with improvements in electric distribution services in 2002. This decrease was offset by increases in benefits costs of $1.5 million and customer service of $1.6 million, the latter reflecting the increase in retail sales.

Depreciation and amortization expense was $86 million in the first half of 2003 compared to $85.7 million in the same period of 2002, an increase of $0.3 million, or less than 1%. The increase reflects a higher level of depreciable plant in service.

DSM and renewable energy programs expense was $22.6 million in the first half of 2003 compared to $22 million in the same period of 2002, an increase of $0.6 million, or 3%. The timing of DSM expense is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.

Property and other taxes were $35.7 million in both the first half of 2003 and the same period of 2002. Overall municipal property taxes, particularly for the City of Boston, were slightly higher due to a true-up of costs and were offset by similarly lower payroll tax expense due to lower payroll costs.

Income taxes from operations were $32.3 million in the first half of 2003 compared to $28.5 million in the same period of 2002, an increase of $3.8 million, or 13%. This increase reflects higher pre-tax operating income in 2003.

Interest charges

Interest on long-term debt and transition property securitization certificates was $44.5 million in the first half of 2003, compared to $41.3 million in the same period of 2002, an increase of $3.2 million, or 8%. The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (at a weighted average interest rate of 1.87% for the current six-month period). These new debentures increased interest expense by $10.7 million in the first half of 2003. Partially offsetting the absence in 2003 of $2.5 million in interest on the 8.25% debentures that were retired in September 2002 and a $2.2 million decline in interest on the securitization certificates due to the scheduled retirement of this debt.

Short-term and other interest charges were $5 million and $4.5 million in the first half of 2003 and 2002, respectively. A reduction of $1.1 million in interest expense resulting from the impact of lower short-term borrowing rates and levels of borrowings was more than offset primarily due to an increase in regulatory interest charges incurred related to higher deferred transition costs.

Item 4.  Controls and Procedures

Boston Edison's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Boston Edison carried out an evaluation, under the supervision and with the participation of Boston Edison's management, including Boston Edison's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Boston Edison's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Boston Edison's disclosure controls and procedures are effective
(1) to timely alert them to material information relating to Boston Edison's information required to be disclosed by Boston Edison in the reports that it files or submits under the Securities Exchange Act of 1934 (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the most recent fiscal quarter, there have been no significant changes in Boston Edison's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2003:
Ratio of earnings to fixed charges                     2.99

Ratio of earnings to fixed charges and preferred
stock dividend requirements                            2.94

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

      Exhibit 12 - Statement re Computation of Ratios

            12.1   Computation of Ratio of Earnings to Fixed
                   Charges for the Twelve Months Ended June 30,
                   2003

            12.2   Computation of Ratio of Earnings to Fixed
                   Charges and Preferred Stock Dividend
                   Requirements for the Twelve Months Ended June
                   30, 2003

      Exhibit 31 - Rule 13 - 15 / 15d - 15(e) Certifications

            31.1   Certification Statement of Chief Executive
                   Officer of Boston Edison Company pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

            31.2   Certification Statement of Chief Financial
                   Officer of Boston Edison Company pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 - Section 1350 Certifications

            32.1   Certification Statement of Chief Executive
                   Officer of Boston Edison Company pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

            32.2   Certification Statement of Chief Financial
                   Officer of Boston Edison Company pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99 - Additional Exhibits

            99.1   Report of Independent Accountants


b) Report on Form 8-K:
   A report on Form 8-K was filed on April 18, 2003 following
   Boston Edison's filing for approval by the MDTE to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension and postretirement benefits other than pensions.

                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOSTON EDISON COMPANY
                                            (Registrant)



Date:  August 11, 2003                  /s/ R. J. WEAFER, JR.
                                        Robert J. Weafer, Jr.
                                        Vice President,
                                        Controller and Chief
                                        Accounting Officer