Form 10-Q
period 2003-09-30
BOSTON EDISON CO
filed 2003-11-13
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	1-2301

Boston Edison Company

(Exact name of registrant as specified in its charter)

Massachusetts	04-1278810

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

800 Boylston Street, Boston, Massachusetts	02199

(Address of principal executive offices)	(Zip code)

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

[X]	Yes	[ ]	No

The number of shares outstanding of each of the issuer’s classes of common stock was 75 shares of Common Stock, par value $1, as of November 7, 2003.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended September 30, 2003

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 21

Item 4.	Controls and Procedures	22

Part II. Other Information:

Item 1.	Legal Proceedings	22

Item 5	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	23

Signature		24

Important Shareholder Information

Boston Edison Company files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials Boston Edison Company has filed with the SEC free of charge on the SEC’s website at www.sec.gov.  In addition, certain of Boston Edison Company’s SEC filings can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of Boston Edison Company’s filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I.  Financial Information

Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating revenues	$553,326	$511,378	$1,322,693	$1,292,046

Operating expenses:
Purchased power	290,615	242,185	683,106	652,252
Operations and maintenance	67,738	56,482	172,572	169,174
Depreciation and amortization	43,279	43,182	129,258	128,865
Demand side management and renewable
energy programs	11,947	12,344	34,556	34,367
Taxes - property and other	18,449	17,187	54,151	52,828
Income taxes	40,485	47,550	72,739	76,099

Total operating expenses	472,513	418,930	1,146,382	1,113,585

Operating income	80,813	92,448	176,311	178,461

Other income (deductions):
Other income, net	492	1,892	1,705	3,075
Other deductions, net	(28)	(33)	(309)	(257)

Total other income, net	464	1,859	1,396	2,818

Interest charges:
Long-term debt	12,550	10,878	40,131	33,091
Transition property securitization	8,131	9,229	25,036	28,359
Short-term debt and other interest	2,752	3,016	7,733	7,512
Allowance for borrowed funds used during
construction (AFUDC)	(876)	(315)	(1,082)	(584)

Total interest charges	22,557	22,808	71,818	68,378

Net income	$58,720	$71,499	$105,889	$112,901

Per share data is not relevant because Boston Edison Company’s common stock is wholly-owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Balance at the beginning of the period	$471,202	$412,372	$475,993	$428,150
Add:
Net income	58,720	71,499	105,889	112,901

Subtotal	529,922	483,871	581,882	541,051

Deduct:
Dividends declared:
Common stock dividends to Parent	25,490	28,100	76,470	84,300
Preferred stock	490	490	1,470	1,470

Subtotal	25,980	28,590	77,940	85,770

Balance at the end of the period	$503,942	$455,281	$503,942	$455,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(in thousands)

	(Unaudited)

	September 30,	December 31,
	2003	2002

Assets

Utility plant in service, at original cost	$2,859,626	$2,782,854
Less: accumulated depreciation	888,027	854,857

	1,971,599	1,927,997
Construction work in progress	57,531	41,944

Net utility plant	2,029,130	1,969,941

Equity investments	10,689	11,592

Current assets:
Cash and cash equivalents	12,487	44,062
Restricted cash	3,616	3,616
Accounts receivable - customers, net	199,649	177,681
Accrued unbilled revenues	35,029	21,468
Materials and supplies, at average cost	15,117	13,291
Deferred income taxes	17,905	18,141
Other	9,268	5,575

Total current assets	293,071	283,834

Deferred debits:
Regulatory assets	1,141,691	1,265,062
Other	179,923	178,429

Total assets	$3,654,504	$3,708,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(in thousands)

	(Unaudited)

	September 30,	December 31,
	2003	2002

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	278,795	278,795
Retained earnings	503,942	475,993

Total common equity	782,737	754,788

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	838,564	840,194
Transition property securitization	377,150	445,890

Total long-term debt	1,215,714	1,286,084

Total capitalization	2,041,451	2,083,872

Current liabilities:
Transition property securitization	57,228	40,555
Long-term debt	1,100	150,687
Notes payable	118,000	-
Accounts payable -
Affiliates	7,238	32,450
Other	141,439	117,600
Accrued interest	17,343	13,899
Other	113,588	46,971

Total current liabilities	455,936	402,162

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	626,423	611,469
Power contracts	288,321	350,117
Other	242,373	261,238

Total deferred credits	1,157,117	1,222,824

Commitments and contingencies

Total capitalization and liabilities	$3,654,504	$3,708,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

Nine Months Ended September 30,
	2003	2002

Operating activities:
Net income	$105,889	$112,901
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	129,258	128,865
Deferred income taxes and investment tax credits	17,796	1,052
AFUDC	(1,082)	(584)
Net changes in working capital	27,876	52,430
Deferred debits and credits	(30,899)	64,735

Net cash provided by operating activities	248,838	359,399

Investing activities:
Plant expenditures (excluding AFUDC)	(118,092)	(159,515)
Other investments	903	400

Net cash used in investing activities	(117,189)	(159,115)

Financing activities:
Transition property securitization	(52,066)	(49,864)
Redemptions of long-term debt	(151,218)	(61,028)
Net change in notes payable	118,000	-
Dividends paid	(77,940)	(85,770)

Net cash used in financing activities	(163,224)	(196,662)

Net (decrease) increase in cash and cash equivalents	(31,575)	3,622
Cash and cash equivalents at the beginning of the year	44,062	13,549

Cash and cash equivalents at the end of the period	$12,487	$17,171

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$64,027	$66,013

Income taxes	$9,889	$17,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in Boston Edison’s 2002 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  The Company

Boston Edison Company (“Boston Edison” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  Boston Edison’s wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding, LLC.  NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  Boston Edison serves approximately 683,000 electric customers in the City of Boston and 39 surrounding cities and towns.  NSTAR’s other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  NSTAR has a services company that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

2.  Basis of Presentation

The financial information presented as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 have been prepared from Boston Edison’s books and records without audit by independent accountants.  However, Boston Edison’s independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Financial information as of December 31, 2002 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).   In the opinion of Boston Edison’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

Boston Edison is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3.  New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  SFAS 149 also amends SFAS 133 for implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and its provisions are to be applied prospectively.  The adoption of SFAS 149 did not have a material effect on Boston Edison’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Statement is intended to improve the accounting for these financial instruments that, under previous guidance, issuers could account for as equity.  This Statement requires that these instruments be classified as liabilities on the balance sheet.  Boston Edison adopted SFAS 150 effective July 1, 2003. Boston Edison assessed the requirements of the Statement and has not identified any financial instruments to which SFAS 150 applies.  In addition, Boston Edison has not entered into, nor modified, any financial instrument since May 31, 2003.  As a result, the implementation of this Statement has not had an impact on Boston Edison’s financial position or results of operations.

In June 2003, the Derivatives Implementation Group (DIG), a working group of the FASB, issued DIG No. C20, “Scope Exceptions: Interpretation of the Meaning of ’Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature,” which clarified the interpretation of clearly and closely related contracts that include price adjustments.  This interpretation also established transition guidance for those contracts that had previously met the normal purchases and sales exception under previous guidance but may not meet the scope exception under this interpretation.  For Boston Edison, the effective date of DIG Issue No. C20 was October 1, 2003.  Boston Edison has assessed the impact of this interpretation on its current derivative contract and has determined that Boston Edison will continue to designate this contract as a derivative financial instrument and will mark-to-market its value at each reporting date.

Note B.  Asset Retirement Obligations

On January 1, 2003, Boston Edison adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements.  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Boston Edison has not identified any long-lived assets to which there is a legal obligation to remove such assets.  The recognition of a potential asset retirement obligation would have had no impact on its earnings.  In accordance with SFAS 71, Boston Edison would have established regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For Boston Edison, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Since Boston Edison applies SFAS 71, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure.  Boston Edison estimates that as of September 30, 2003, there is approximately $141 million of removal costs, collected in advance from customers but not yet incurred, included in accumulated depreciation.

Note C.  Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The accounting for derivative financial instruments is subject to change based on the guidance received from the DIG of FASB.  In October 2001, the DIG issued No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS 133.  The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustments based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

Boston Edison has one purchased power contract that contains components with pricing mechanisms that is based on a pricing index, such as the GNP or CPI.  Although these factors are only applied to certain ancillary pricing components of this agreement, as required by the interpretation of DIG Issue C15, Boston Edison began recording this contract at fair value on its Consolidated Balance Sheets during 2002.  This action resulted in the recognition of a liability for the fair value of the above-market portion of this contract at September 30, 2003 and December 31, 2002 of approximately $238 million and $305 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets.  This decline in above-market costs during the current period was primarily due to an increase in wholesale energy prices during the nine months ended September 30, 2003.  Boston Edison collects all of its purchased power costs from its customers; therefore, it has recorded a corresponding regulatory asset to reflect the future recovery.   Therefore, as a result of this approved regulatory treatment, the recording of the fair value of this contact on Boston Edison’s accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

In June 2003, the DIG issued No. C20, as previously defined, which clarified the interpretation of clearly and closely related contracts that include price adjustments.  DIG Issue No. C20 was effective October 1, 2003.  See Note A.3., “New Accounting Standards,” for further discussion on this topic.

Note D.  Other Utility Matters

1.  Service Quality Index

On February 28, 2003, Boston Edison filed its 2002 Service Quality Report with the Massachusetts Department of Telecommunications and Energy (MDTE) that reflected significant improvements in reliability and performance; the report indicates that no penalty will be assessed for 2002.  The MDTE concurred with the Company’s determination in an order issued on September 30, 2003.  Boston Edison monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through September 30, 2003, Boston Edison’s performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year.

2.  Regulatory Proceedings

Effective September 1, 2003, Boston Edison’s Standard Offer Service Fuel Adjustment (SOSFA) rates were modified upon approval by the MDTE.  In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity.  The Boston Edison SOSFA was reduced to zero following an increase in this rate adjustment from zero to 0.902 cents per kilowatt-hour that was effective May 1, 2003.  The SOSFA was at zero from April 1, 2002 through April 30, 2003 for Boston Edison.  The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Electric Industry Restructuring Act of 1997 (the Restructuring Act).

During the second quarter of 2003, Boston Edison submitted to the Independent System Operator - New England (ISO-NE) its updated transmission revenue requirements including scheduling and dispatch costs associated with Regional Network Service (RNS).  Pursuant to the Federal Energy Regulatory Commission (FERC) - regulated formula rates in the NEPOOL Open Access Transmission Tariff, the RNS rates (and subsequent charges) are updated as of June 1 of each year, based upon the cost information for the prior calendar year.  These new rates went into effect on June 1, 2003.

In addition to the RNS rates, Boston Edison completed the annual true-up for 2002 costs associated with its FERC-regulated Open Access Transmission Tariffs for Local Network Service and set these new rates to become effective on June 1, 2003.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 109, net regulatory assets include $59.5 million and $60.3 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of September 30, 2003 and December 31, 2002, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2003 and the actual effective income tax rate for the year ended December 31, 2002:

	2003	2002

Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.5	4.4
Investment tax credit amortization	(0.4)	(0.5)
Other	1.9	1.9

Effective tax rate	41.0%	40.8%

Note F.  Commitments and Contingencies

1.  Environmental Matters

As of September 30, 2003, Boston Edison is involved in 4 state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.3 million and $0.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002, respectively.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in 8 multi-party disposal sites or third party claims associated with contamination remediation.  Boston Edison generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.4 million and $3.3 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002, respectively.

The MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from Boston Edison’s insurance carriers.  Prospectively, should Boston Edison be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or Boston Edison’s responsibilities for such sites evolve or are resolved.  Boston Edison’s ultimate liability for future environmental remediation costs may vary from these estimates.  Based on Boston Edison’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, Boston Edison does not believe that these environmental remediation costs will have a material adverse effect on Boston Edison’s consolidated financial position or results of operations for a reporting period.

2.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Note G.  Pension and Postretirement Benefits Other Than Pensions (PBOP) Adjustment Mechanism Tariff Filing

On October 31, 2003, Boston Edison, along with NSTAR’s other utility subsidiaries, received an order from the MDTE regarding the request for the approval of a reconciliation rate adjustment mechanism for recovery of costs associated with the Company’s obligation to provide its employees pension and PBOP benefits.  Since December 20, 2002, the Company has been operating under an Accounting Order received from the MDTE (Accounting Order) with regard to pension and PBOP accounting.

The order authorizes Boston Edison to recover its pension and PBOP expenses through a reconciling rate mechanism.  This mechanism removes the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE.  This order also upholds the Accounting Order, which allowed Boston Edison to record a regulatory asset in lieu of taking a charge to Other Comprehensive Income (OCI) at December 31, 2002 for the additional minimum liability requirement for under-funded benefit plans.  In addition, the order revised the effective date included in the Accounting Order on which the Company could begin to defer the difference between the level of pension and PBOP expense included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules to September 1, 2003.  This date change corresponds to the expiration of Boston Edison’s four-year distribution rate freeze.  As a result, Boston Edison recognized $7.8 million of previously deferred pension and PBOP expenses, offset by $7.7 million of carrying costs, allowed in this order, on the average net prepaid pension and PBOP balances for the year.  This carrying charge will be collected from customers in 2004.   This order may be appealed within 20 days of issuance.

Although the Company received the MDTE’s order on October 31, 2003, the order finalizes a condition that existed as of September 30, 2003 and the impact of this order has been reflected in the accompanying Condensed Consolidated financial statements.

In November 2002, Boston Edison filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to OCI in 2002 and the increases in expected pension and PBOP costs in 2003.  On December 20, 2002, the MDTE approved the Accounting Order.  Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, Boston Edison recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002.  In addition, the Accounting Order permitted Boston Edison to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

On April 16, 2003, the Company submitted the request to the MDTE for approval to establish this reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company’s obligations to provide its employees pension and PBOP benefits and for a carrying charge on the average net prepaid pension and PBOP balances for the year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition and results of operations of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison’s 2002 Annual Report on Form 10-K and its March 31 and June 30, 2003 Quarterly Reports on Form 10-Q.

Overview

Boston Edison Company (“Boston Edison” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  Boston Edison’s wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding LLC.  NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  Boston Edison serves approximately 683,000 electric customers in the City of Boston and 39 surrounding cities and towns.  NSTAR’s other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  NSTAR has a services company that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of Boston Edison management’s plans and objectives.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what Boston Edison expected.  Actual results could potentially differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.  The effects of cost control procedures, changes in weather, economic conditions, tax rates, capital spending, interest rates, technology, and prices and availability of operating supplies could materially affect actual results quarter to quarter and projected operating results.

Boston Edison’s forward-looking information is based in large measure on prevailing governmental policies and regulatory actions, including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and the Federal Energy Regulatory Commission (FERC), with the respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies.  The impacts of various environmental, legal, and regulatory matters could differ from current expectations.

Any forward-looking statements contained in this report speak only as of the date of this report and Boston Edison undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised to consider all further disclosures Boston Edison makes in its filings to the Securities and Exchange Commission (SEC).  This report also describes changes to Boston Edison’s material contingencies and critical accounting policies and estimates in this MD&A and in the accompanying Notes to Condensed Consolidated Financial Statements, and Boston Edison encourages you to review these disclosures.  You are also advised to consider the “Cautionary Statements” Boston Edison made in its 2002 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of Boston Edison’s 2002 Form 10-K.  There have been no substantive changes to those policies and estimates.

Asset Retirement Obligations

On January 1, 2003, Boston Edison adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements.  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Boston Edison has not identified any long-lived assets to which there is a legal obligation to remove such assets.  The recognition of a potential asset retirement obligation would have had no impact on its earnings.  In accordance with SFAS No. 71 “Accounting for the Effects of Certain Types of Regulations”  (SFAS 71), Boston Edison would have established regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For Boston Edison, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Since Boston Edison applies SFAS 71, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure.  Boston Edison estimates that as of September 30, 2003, there is approximately $141 million of removal costs, collected in advance for customer but not yet incurred, included in accumulated depreciation.

Rate and Regulatory Proceedings

a.  Pension and Postretirement Benefits Other Than Pensions (PBOP)

On October 31, 2003, Boston Edison, along with NSTAR’s other utility subsidiaries, received an order from the MDTE regarding the request for the approval of a reconciliation rate adjustment mechanism for recovery of costs associated with the Company’s obligation to provide its employees pension and PBOP benefits.  Since December 20, 2002, the Company has been operating under an Accounting Order received from the MDTE (Accounting Order) with regard to pension and PBOP accounting.

The order authorizes Boston Edison to recover its pension and PBOP expenses through a reconciling rate mechanism.  This mechanism removes the volatility in earnings that may have resulted from requirements of existing accounting standards, and provides for an annual filing and rate adjustment with the MDTE.  This order also upholds the Accounting Order, which allowed Boston Edison to record a regulatory asset in lieu of taking a charge to Other Comprehensive Income (OCI) at December 31, 2002 for the additional minimum liability requirement for under-funded benefit plans.  In addition, the order revised the effective date included in the Accounting Order on which the Company could begin to defer the difference between the level of pension and PBOP expense included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules to September 1, 2003.  This date change corresponds to the expiration of Boston Edison’s four-year distribution rate freeze.  As a result, Boston Edison recognized $7.8 million of previously deferred pension and PBOP expenses, offset by $7.7 million of carrying costs, allowed in this order, on the average net prepaid pension and PBOP balances for the year.  This carrying charge will be collected from customers in 2004.  This order may be appealed within 20 days of issuance.

Although the Company received the MDTE’s order on October 31, 2003, the order finalizes a condition that existed as of September 30, 2003 and the impact of this order has been reflected in the accompanying Condensed Consolidated financial statements.

In November 2002, Boston Edison filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to OCI in 2002 and the increases in expected pension and PBOP costs in 2003.  On December 20, 2002, the MDTE approved the Accounting Order.  Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, Boston Edison recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002.  In addition, the Accounting Order permitted Boston Edison to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

On April 16, 2003, the Company submitted the request to the MDTE for approval to establish this reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company’s obligations to provide its employees pension and PBOP benefits and for a carrying charge on the average net prepaid pension and PBOP balances for the year.

b.  Service Quality Index

On February 28, 2003, Boston Edison filed its 2002 Service Quality Report with the MDTE that reflected significant improvements in reliability and performance; the report indicates that no penalty will be assessed for 2002.  The MDTE concurred with the Company’s determination in an order issued on September 30, 2003.  Boston Edison monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through September 30, 2003, Boston Edison’s performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year.

c.  Retail Electric Rates

Boston Edison obtains and resells power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier.  Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Electric Industry Restructuring Act of 1997 (Restructuring Act).  New retail customers in the Boston Edison service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service.  The price of default service is intended to reflect the average competitive market price for power.  As of September 30, 2003 and December 31, 2002, customers of Boston Edison had approximately 23% and 28%, respectively, of their load requirement provided by competitive suppliers.  The decline in customers served by competitive suppliers was due to changes in market pricing.

Effective September 1, 2003, Boston Edison’s Standard Offer Service Fuel Adjustment (SOSFA) rates were modified upon approval by the MDTE.  In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity.  The Boston Edison SOSFA was reduced to zero following an increase in this rate adjustment from zero to 0.902 cents per kilowatt-hour that was effective May 1, 2003.  The SOSFA was at zero from April 1, 2002 through April 30, 2003 for Boston Edison.  The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

During the second quarter of 2003, Boston Edison submitted to the Independent System Operator - New England (ISO-NE) its updated transmission revenue requirements including scheduling and dispatch costs associated with Regional Network Service (RNS).  Pursuant to the FERC - regulated formula rates in the Open Access Transmission Tariff, the RNS costs (and subsequent charges) are updated as of

June 1 of each year, based upon the cost information for the prior calendar year.  These new rates went into effect on June 1, 2003.

In addition to the RNS rates, Boston Edison completed the annual true-up for 2002 costs associated with its FERC-regulated Open Access Transmission Tariffs for Local Network Service and set these new rates to become effective on June 1, 2003.

d.  Regional Transmission Organization (RTO)

On October 31, 2003, the Independent System Operator - New England (ISO-NE), responsible for the day-to-day operation of New England’s bulk generation and transmission systems, together with the utility companies that own transmission facilities in New England, filed a proposal with FERC creating a Regional Transmission Organization (RTO) in compliance with FERC directives and pronouncements.  An RTO is intended to be an independent entity, without a financial interest in the region’s marketplace, that would have operating authority over the New England transmission grid and have the responsibility to make impartial decisions on the development and implementation of market rules.  Under the ISO’s current proposal, the ISO-NE will be transformed into an RTO through a change of name and governance structure, designed to ensure independence from market participants.  The new RTO will enter into a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as NSTAR (“Transmission Owners” (TO)) and the RTO, as the operator of the

New England transmission grid.  Separate agreements will govern the operation of the spot power and related markets, and merchant transmission facilities.  Notwithstanding broad agreement between the ISO-NE and TOs on the allocation of their respective rights and responsibilities, there remain certain issues, particularly regarding the authority to make tariff filings and liability and indemnification obligations of the parties, which have not been fully resolved and may require FERC adjudication.  While the RTO proposal has the support of the ISO-NE and the TOs, the New England Power Pool recently declined to support the proposal by a substantial margin.  The Chairman of the MDTE has voiced support for the concept of an RTO, while the Massachusetts Attorney General has voiced skepticism about the benefits of the proposed RTO.  The FERC effort encouraging the voluntary formation of an RTO is itself under attack nationally from opposition groups in the South and West.  Boston Edison generally supports the RTO proposal, which delineates the roles and responsibilities of TOs and the RTO in grid operation and potentially may increase the return earned on its investment in transmission-related assets.  Management cannot estimate the impact of this proposal on the Company.

Other Legal Matters

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Results of Operations - Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net income was $58.7 million for the quarter ended September 30, 2003 compared to $71.5 million for the same period in 2002, a decrease of $12.8 million, or 17.9%.

The results of operations for the three-month periods ended September 30, 2003 and 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric sales and revenues and the variability of weather patterns.  Refer to Note A.2, “Basis of Presentation,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended September 30,
	2003	2002	% Change

Retail Electric Sales - MWH
Residential	1,160,185	1,143,554	1.5
Commercial	2,446,793	2,429,557	0.7
Industrial	351,638	392,711	(10.5)
Other	129,914	124,718	4.2

Total retail sales	4,088,530	4,090,540	-

Weather conditions impact electric sales in Boston Edison’s service area.  The third quarter of 2003 was cooler than the same period in 2002 but warmer than normal temperatures historically experienced throughout the three-month period.  The average daily temperature during the third quarter of 2003 was 1.1 degrees, or 1.6% above normal.  Below is comparative information on cooling degree-days for the quarterly periods ended September 30, 2003 and 2002 and the number of degree-days in a “normal” third quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature rises above (cooling degree-day) a base of 65 degrees.  Each degree above the base temperature is measured as one degree-day.

	2003	2002	Normal 30-Year Average

Cooling degree-days	655	792	593
Percentage change from prior year	(17.3)%	50.6%
Percentage change from 30-year average	10.5%	33.6%

Operating revenues

Operating revenues for the third quarter of 2003 increased $41.9 million, or 8.2%, from the same period in 2002, and consisted of the following major component changes:

(in thousands)

Retail electric revenues	$43,882
Wholesale electric revenues	(8,098)
Other revenues	6,164

Increase in operating revenues	$41,948

Retail electric revenues were $519.4 million in the third quarter of 2003 compared to $475.5 million in the same period of 2002, an increase of $43.9 million, or 9.2%.  The change in retail revenues was primarily driven by the increase in the standard offer and default service rates, which resulted in a $42.1 million net increase in standard offer and default service revenues.  Transmission revenues increased by $3.2 million partially due to increased transmission revenue requirements that caused an increase in rates.  This increase in retail electric revenues was partially offset by the lower distribution demand revenue of $1.4 million.  The change in retail revenue related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the current quarter’s total retail megawatt-hour (MWH) sales were just slightly lower for the third quarter ended September 30, 2003 compared to the same period in 2002.  Boston Edison’s sales to the residential and commercial sectors were approximately 28% and 60%, respectively, of the total retail sales mix for the current quarter.  The industrial sector sales reflects a 10.5% decline due to the continued slowdown in economic conditions that has resulted in reduced production or facility closings.  The industrial sector comprises approximately 9% of Boston Edison’s energy sales.

Wholesales electric revenues were $4.3 million in the third quarter of 2003 compared to $12.4 million in the same period of 2002, a decrease of $8.1 million, or 65%.  This decrease in wholesale revenues reflects the expiration of three wholesale power supply contracts.  After October 31, 2005, Boston Edison will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.

Other revenues were $29.6 million in the third quarter of 2003 compared to $23.5 million in the same period of 2002, an increase of $6.1 million, or 26%.  This increase reflects the recognition of $7.7 million of carrying charges on Boston Edison’s net average prepaid pension and PBOP balances, allowed in the October 31, 2003 MDTE order, partially offset by lower rental revenue from energy capacity produced by transmission-related investments.

Operating expenses

Purchased power costs were $290.6 million in the third quarter of 2003 compared to $242.2 million in the same period of 2002, an increase of $48.4 million, or 20%, due to higher standard offer and default service supply costs.  Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $67.7 million in the third quarter of 2003 compared to $56.5 million in the same period of 2002, an increase of $11.2 million, or 20%.  This increase primarily reflects the recognition  of $7.8 million of previously deferred pension and PBOP expenses resulting from an order received from the MDTE on October 31, 2003 and an increase in the overall level of pension and PBOP expense.  Refer to “Rate and Regulatory Proceedings” in this MD&A for further discussion.  This increase was partially offset by the reduction in operations and maintenance expense in connection with improvements made in electric distribution services in 2002.

Depreciation and amortization expense was $43.3 million in the third quarter of 2003 compared to $43.2 million in the same period of 2002, an increase of $0.1 million, or less than 1%.  The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $11.9 million in the third quarter of 2003 compared to $12.3 million in the same period of 2002, a decrease of $0.4 million, or 3%.  The levels of these expenses are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $18.4 million in the third quarter of 2003 compared to $17.2 million in the same period of 2002, an increase of $1.2 million, or 7%.  This increase was due to higher overall municipal property taxes, particularly for the City of Boston due to increased capital additions.  This increase was offset by slightly lower payroll tax expense due to lower payroll costs.

Income taxes attributable to operations were $40.5 million in the third quarter of 2003 compared to $47.6 million in the same period of 2002, a decrease of $7.1 million, or 15%, reflecting lower pre-tax operating income in 2003.

Interest charges

Interest on long-term debt and transition property securitization certificates was $20.7 million in the third quarter of 2003 compared to $20.1 million in the same period of 2002, an increase of $0.6 million, or 3%.  The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (1.61% at September 30, 2003).  These new debentures increased interest expense by $5.3 million in the third quarter of 2003.  Partially offsetting this increase was the absence in 2003 of $3.6 million in interest due to Boston Edison’s early redemption of its $60 million 8.25% Debentures in September 2002 and its $150 million 6.8% Debentures retired in March 2003 and the scheduled repayments of its transition property securitization certificates that resulted in reduced interest expense of $1.1 million.  Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $2.8 million in the third quarter of 2003 compared to $3.0 million in the same period of 2002, a decrease of $0.2 million, or 7%.  This decrease is attributable to lower borrowing rates that averaged 1.09% and 1.83% in the third quarter of 2003 and 2002, respectively.

The decrease was offset primarily by the regulatory interest charges incurred related to higher deferred transition costs.

Results of Operations - Nine Months Ended September 30, 2003 Compared to Nine Months Ended
September 30, 2002

Net income was $105.9 million for the nine-month period ended September 30, 2003 compared to $112.9 million for the same period in 2002, a decrease of $7.0 million, or 6%.

The results of operations for the nine-month periods ended September 30, 2003 and 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric sales and revenues.  Refer to Note A.2, “Basis of Presentation” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

The following is a summary of retail electric energy sales for the periods indicated:

	Nine Months Ended September 30,
	2003	2002	% Change

Retail Electric Sales - MWH
Residential	3,257,365	3,023,710	7.7
Commercial	6,952,203	6,711,089	3.6
Industrial	963,022	1,062,588	(9.4)
Other	201,539	195,696	3.0

Total retail sales	11,374,129	10,993,083	3.5

Weather conditions impact the change in electric sales in Boston Edison’s service area. The nine-month period ended September 30, 2003 was significantly cooler than the same period in 2002 with below normal temperatures throughout the current nine-month period.  Below is comparative information on heating degree days for the nine-month periods ended September 30, 2003 and 2002 and the number of degree days in a “normal” nine-month period as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees. Each degree below or above the base temperature is measured as one degree-day.

	2003	2002	Normal 30-Year Average

Heating degree-days	4,335	3,486	3,935
Percentage change from prior year	24.4%	(11.8)%
Percentage change from 30-year average	10.2%	(11.4)%

Cooling degree-days	752	951	769
Percentage change from prior year	(20.9)%	18.6%
Percentage change from 30-year average	(2.2)%	23.8%

Operating revenues

Operating revenues for the nine-month period ended September 30, 2003 increased $30.6 million or 2.4% from the same period in 2002 and consisted of the following major component changes:

(in thousands)

Retail electric revenues	$49,893
Wholesale electric revenues	(29,001)
Other revenues	9,755

Increase in operating revenues	$30,647

Retail electric revenues were $1,235.2 million in the nine-month period ended September 30, 2003 compared to $1,185.3 million in the same period of 2002, an increase of $49.9 million, or 4%.  The increase in retail revenues reflects the impact of the 3.5% increase in retail MWH sales.  Transition revenues were $33.2 million higher due to an increase in rates.  Transmission revenues increased by $8.1 million partially due to an increase in the transmission revenue requirements that caused an increase in rates.  Distribution revenues increased by $5.3 million due to higher sales.  Standard offer and default service revenues increased by $7.8 million due to higher overall rates.  The change in Boston Edison’s retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the 3.5% increase in the current nine-month period’s retail MWH sales primarily reflects higher sales in the residential and commercial sectors.  Boston Edison’s sales to residential and commercial customers were approximately 29% and 61%, respectively, of its total retail sales mix for the current nine-month period.  The 9.4% decline in industrial sector sales reflects the continued slowdown in economic conditions that resulted in reduced production or facility closings.  The industrial sector comprises approximately 8% of Boston Edison’s energy sales.

Wholesale electric revenues were $15.8 million in the current nine-month period compared to $44.8 million in the same period of 2002, a decrease of $29.0 million, or 65%.  This decrease in wholesale revenues reflects that expiration of three wholesale power supply contracts.  After October 31, 2005, Boston Edison will not longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.

Other revenues were $71.7 million in the current nine-month period compared to $61.9 million in the same period of 2002, an increase of $9.8 million, or 16%.  This increase primarily reflects the recognition of $12.7 million of carrying charges on Boston Edison’s net average prepaid pension and PBOP balances, allowed in the October 31, 2003 MDTE order, and higher transmission grid usage by other utility companies in the regional network.  The increase was offset by lower rental revenue from energy capacity produced by transmission-related investments.

Operating expenses

Purchased power costs were $683.1 million for the current nine-month period compared to $652.3 million in the same period of 2002, an increase of $30.8 million, or 5%.  The increase is primarily the result of increased sales and the higher cost of fuel, partially offset by the recognition of $16.9 million relating to the deferred standard offer and default service supply costs for current period under-collection of these costs.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $172.6 million in the current nine-month period compared to $169.2 million in the same period of 2002, an increase of $3.4 million, or 2%.  This increase reflects the recognition of $7.8 million of previously deferred pension and PBOP expenses resulting from an order received from the MDTE on October 31, 2003 and an increase in the overall level of pension and PBOP expense.  Refer to “Rate and Regulatory Proceedings” in this MD&A for further discussion.  This increase level of pension costs and other postretirement benefit costs will continue for the remainder of 2003.  Also, bad debt expense increased by $7.1 million due to higher energy sales and the negative implications of the downturn in the economy.  Offsetting this increase in expense was a decrease in connection with improvements made in electric distribution services in 2002.

Depreciation and amortization expense was $129.3 million in the current nine-month period compared to $128.9 million in the same period of 2002, an increase of $0.4 million, or less than 1%.  The increase primarily reflects higher depreciable plant in service.

DSM and renewable energy programs expense was $34.6 million in the current nine-month period compared to $34.4 million in the same period of 2002, an increase of $0.2 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.

Property and other taxes were $54.2 million in the current nine-month period compared to $52.8 million in the same period of 2002, an increase of $1.4 million, or 3%.  This increase was due to higher overall municipal property tax, particularly for the City of Boston due to increased capital additions.  This increase was offset by slightly lower payroll tax expense due to lower payroll costs.

Income taxes attributable to operations were $72.7 million in the current nine-month period compared to $76.1 million in the same period of 2002, a decrease of $3.4 million, or 4%, reflecting lower pre-tax operating income.

Interest charges

Interest on long-term debt and transition property securitization certificates was $65.2 million in the current nine-month period compared to $61.4 million in the same period of 2002, an increase of $3.8 million, or 6%.  This increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (1.61% at September 30, 2003).  This new debt issuance increased interest expense by $16.0 million in the nine-month period of 2003.  Partially offsetting this increase was the absence in 2003 of $9.1 million in interest due to Boston Edison’s early redemption of its $60 million 8.25% Debentures in September 2002, its $150 million 6.8% Debentures retired in March 2003 and the scheduled repayments of its transition property securitization certificates that resulted in reduced interest expense of $3.3 million.  Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $7.7 million in the current nine-month period compared to $7.5 million in the same period of 2002, an increase of $0.2 million, or 3%.  This increase is primarily attributable to higher regulatory interest charges incurred related to higher deferred transition costs.  This increase was offset by lower borrowing rates and a lower average level of short-term debt outstanding that averaged $152.3 million and $189.3 million in the nine-month periods ended September 30, 2003 and 2002, respectively.  Interest rate on these borrowings averaged 1.24% and 1.85% for the nine-month periods of 2003 and 2002, respectively.

Item 4.  Controls and Procedures

Boston Edison’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Boston Edison carried out an evaluation, under the supervision and with the participation of Boston Edison’s management, including Boston Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Boston Edison’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Boston Edison’s disclosure controls and procedures were effective (1) to timely alert them to material information relating to Boston Edison’s information required to be disclosed by Boston Edison in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the most recent fiscal quarter, there have been no significant changes in Boston Edison’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2003:
Ratio of earnings to fixed charges	2.81
Ratio of earnings to fixed charges and preferred stock dividend requirements	2.76

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1		Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2003 becoex12

		12.2		Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2003 becoex12

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1		Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 becoex31may

		31.2		Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 becoex31judge

	Exhibit	32	-	Section 1350 Certifications

		32.1		Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 becoex32may

		32.2		Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 becoex32judge

	Exhibit	99	-	Additional Exhibits

		99.1		Report of Independent Accountants becoex99

b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the third quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company

(Registrant)

Date: November 7, 2003	By: /s/ R. J. WEAFER, JR.

Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer