Form 10-Q
period 2004-03-31
BOSTON EDISON CO
filed 2004-05-05
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

The number of shares outstanding of the registrant’s class of common stock was 75 shares of Common Stock, par value $1, as of April 30, 2004.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended March 31, 2004

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 18

Item 4.	Controls and Procedures	18

Part II. Other Information:

Item 1.	Legal Proceedings	19

Item 5	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signature		21

Important Shareholder Information

Boston Edison files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials Boston Edison has filed with the SEC on the SEC’s website at www.sec.gov.   Boston Edison is a wholly owned subsidiary of NSTAR.  NSTAR is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, and has a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to NSTAR’s executive officers, senior officers, senior financial officers or directors can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of Boston Edison’s SEC filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I.  Financial Information

Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2004	2003

Operating revenues	$399,956	$374,018

Operating expenses:
Purchased power	213,407	189,829
Operations and maintenance	55,959	53,397
Depreciation and amortization	44,607	42,991
Demand side management and renewable
energy programs	12,021	12,011
Taxes - property and other	20,322	18,232
Income taxes	13,425	12,800

Total operating expenses	359,741	329,260

Operating income	40,215	44,758

Other income (deductions):
Other income, net	440	666
Other deductions, net	(56)	(338)

Total other income, net	384	328

Interest charges:
Long-term debt	11,773	14,976
Transition property securitization	7,583	8,684
Short-term debt and other interest	1,611	2,457
Allowance for borrowed funds used during construction (AFUDC)	(211)	(58)

Total interest charges	20,756	26,059

Net income	$19,843	$19,027

Per share data is not relevant because Boston Edison Company’s common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003

Balance at the beginning of the period	$502,991	$475,993
Add:
Net income	19,843	19,027

Subtotal	522,834	495,020

Deduct:
Dividends declared:
Common stock dividends to Parent	20,000	25,490
Preferred stock	490	490

Subtotal	20,490	25,980

Balance at the end of the period	$502,344	$469,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2004	2003

Assets

Utility plant in service, at original cost	$2,829,856	$2,872,835
Less: accumulated depreciation	682,906	722,608

	2,146,950	2,150,227
Construction work in progress	64,415	42,234

Net utility plant	2,211,365	2,192,461

Equity investments	9,567	9,656

Current assets:
Cash and cash equivalents	7,279	8,426
Restricted cash	3,616	3,616
Accounts receivable - customers, net	170,334	171,381
Accrued unbilled revenues	16,135	21,882
Materials and supplies, at average cost	13,384	13,310
Deferred income taxes	-	12,985
Other	14,758	6,359

Total current assets	225,506	237,959

Deferred debits:
Regulatory assets	1,086,748	1,107,561
Other	32,683	136,003

Total assets	$3,565,869	$3,683,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2004	2003

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	278,795	278,795
Retained earnings	502,344	502,991

Total common equity	781,139	781,786

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	957,556	657,560
Transition property securitization	342,500	377,150

Total long-term debt	1,300,056	1,034,710

Total capitalization	2,124,195	1,859,496

Current liabilities:
Transition property securitization	56,826	40,077
Long-term debt	275	181,688
Notes payable	13,500	182,500
Accounts payable -
Affiliates	23,218	28,999
Other	82,107	90,014
Deferred income taxes	12,585	-
Accrued interest	3,162	28,387
Other	68,786	63,475

Total current liabilities	260,459	615,140

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	658,114	652,259
Power contracts	314,936	351,710
Regulatory liability - cost of removal	127,675	123,173
Other	80,490	81,862

Total deferred credits	1,181,215	1,209,004

Commitments and contingencies

Total capitalization and liabilities	$3,565,869	$3,683,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003

Operating activities:
Net income	$19,843	$19,027
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	44,607	42,991
Deferred income taxes and investment tax credits	31,328	22,286
Allowance for borrowed funds used during construction	(211)	(58)
Net changes in working capital	(9,712)	(10,777)
Deferred debits and credits	36,200	(63,022)

Net cash provided by operating activities	122,055	10,447

Investing activities:
Plant expenditures (excluding AFUDC)	(34,484)	(29,093)
Other investments	89	182

Net cash used in investing activities	(34,395)	(28,911)

Financing activities:
Transition property securitization	(17,901)	(16,959)
Redemptions of long-term debt	(181,416)	(150,419)
Net change in notes payable	131,000	176,000
Dividends paid	(20,490)	(25,980)

Net cash used in financing activities	(88,807)	(17,358)

Net decrease in cash and cash equivalents	(1,147)	(35,822)
Cash and cash equivalents at the beginning of the year	8,426	44,062

Cash and cash equivalents at the end of the period	$7,279	$8,240

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$16,314	$22,210

Income taxes	$5,463	$3,681

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in Boston Edison’s 2003 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  The Company

Boston Edison Company (“Boston Edison” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  Boston Edison’s wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding, LLC.  NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  Boston Edison serves approximately 695,000 electric customers in the City of Boston and 39 surrounding communities.  NSTAR’s other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  NSTAR has a services company, NSTAR Electric & Gas Corporation (NSTAR Electric & Gas), that serves as the employer of substantially all NSTAR employees and that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

2.  Basis of Presentation

The financial information presented as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared from Boston Edison’s books and records without audit by independent accountants.  However, Boston Edison’s independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Financial information as of December 31, 2003 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of Boston Edison’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three-month periods ended March 31, 2004 and 2003 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3.  Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas.  As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, on a percentage of total direct labor charged to the Company.

Effective for the quarter ended March 31, 2003, SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires disclosure of the net periodic pension benefit cost.

Components of net periodic benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2004	2003

Service cost	$4.9	$4.4
Interest cost	14.0	14.2
Expected return on Plan assets	(17.3)	(14.7)
Amortization of transition obligation	0.1	0.2
Recognized actuarial loss	5.9	9.0
Amortization of prior service cost	(0.2)	(0.2)

Net periodic pension benefit cost	$7.4	$12.9

4.  New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R), which addresses the consolidation of variable interest entities (VIE) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE.  This interpretation has two effectives dates:  December 31, 2003 and March 31, 2004.

Boston Edison has a wholly owned special purpose subsidiary, BEC Funding LLC, established to facilitate the sale and administration of $725 million in notes to a special purpose trust created by two Massachusetts state agencies.  Historically, Boston Edison has consolidated this entity.  As part of Boston Edison’s assessment of FIN 46R and for compliance at December 31, 2003, Boston Edison reviewed the substance of this entity to determine if it is still proper to consolidate this entity.  Based on its review, Boston Edison has concluded that BEC Funding LLC is a variable interest entity and should continue to be consolidated by Boston Edison.

For the quarter ended March 31, 2004, Boston Edison evaluated, among other entities, its power purchase agreements and determined that it is possible that two counterparties might be considered VIEs.  These entities have daily capacity output ranging from 230 MW to 330 MW.  For the quarters ended March 31, 2004 and 2003, Boston Edison purchased a total of approximately 648 MWH and 726 MWH, respectively, under these agreements.  These purchases approximate 15% and 16% of the total megawatts purchased for the quarters ended March 31, 2004 and 2003, respectively, and amounted to approximately $54 million and $55 million, respectively.  In order to determine if these counterparties are VIEs and if Boston Edison is the primary beneficiary of these counterparties, Boston Edison concluded that it needed more information from the entities.  Boston Edison attempted to obtain the information required.  However, all of the entities will not provide the requested information as they are not contractually obligated to provide such confidential information.  Since Boston Edison was unable to obtain the necessary information and as allowed under a scope exception in FIN 46R, the accompanying Condensed Consolidated Financial Statements do not reflect the consolidation of any entities with which Boston Edison has a power purchase agreement.

Note B.  Cost of Removal

Boston Edison’s cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Cost of removal was previously included in accumulated depreciation but is currently reflected as a regulatory liability.  As of March 31, 2004 and December 31, 2003, the estimated amount of the cost of removal included in regulatory liabilities was approximately $127.7 million and $123.2 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Boston Edison has one purchased power contract that contains components with pricing mechanisms that is partly based on a pricing index, such as the Gross National Product or Consumer Price Index.  Boston Edison recognized a liability for the fair value of the above-market portion of this contract at March 31, 2004 and December 31, 2003 of approximately $236.9 million and $271.2 million, respectively, as a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets.  Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge.  Therefore, as a result of this regulatory treatment, the recording of this contact on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Boston Edison has other purchased power contracts in which the contract value is significantly above-market.  However, these contracts have met the criteria for the normal purchases and sales exception pursuant to SFAS 133 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets.  The above-market portion of these contracts is currently being recovered through the transition charge.  Therefore, Boston Edison does not account for these types of capacity and energy contracts, or purchase orders for numerous supply arrangements as derivatives.

Note D.  Other Utility Matters

1.  Service Quality Indicators

Service quality indicators are established performance benchmarks for identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the Massachusetts Department of Telecommunications and Energy (MDTE) concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

On March 1, 2004, Boston Edison filed its 2003 Service Quality Report with the MDTE that reflected sufficient levels of reliability and performance; the report indicates that no penalty will be assessed for 2003.  The MDTE will review this filing and will likely issue an order later in 2004.  Boston Edison monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Annually, Boston Edison makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of March 31, 2004, Boston Edison’s 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

2.  Regulatory Proceedings

On March 24, 2004, the Federal Energy Regulatory Commission (FERC) set for hearing a joint return on equity (ROE) filing made by participating New England Transmission Owners (NETO), including NSTAR Electric.  The NETO proposal requested an increase in the base ROE component of the regional and local transmission rates, to be provided under the Regional Transmission Organization for New England (RTO-NE) open access transmission tariff (OATT) to a single ROE of 12.8% for all regional and local transmission rates.  Presently, transmission service in New England is provided under a two-tier structure, with the potential for the ROE for local service to be different than regional service for the same transmission provider.  While the FERC set for hearing the base ROE proposal and, consistent with decisions in prior RTOs, FERC approved a ROE adder of 50 basis points, as an incentive for joining an RTO for regional service.  In addition, FERC set for hearing NETO’s proposal for an additional 100 basis points applicable to all future transmission expansion.  The NETO maintain that sufficient equity returns are needed to elicit the necessary investments by the transmission owners within an RTO.  Hearings on the base ROE and 100 basis point adder issues will be held in abeyance while settlement negotiations are held before a FERC administrative law judge.

The joint filing among the NETO was made in connection with the proposed formation of RTO-NE by the NETO and Independent System Operator - New England (ISO-NE), the present administrator of the New England Power Pool (NEPOOL) OATT, and is an important and integral component of the agreement to form an RTO for the New England region.

Also, on March 24, 2004, the FERC conditionally approved RTO status for ISO-NE pending the acceptance of certain conditions.  RTO-NE will act as both the regional transmission provider and the tariff administrator with the RTO-NE OATT replacing the NEPOOL OATT.  RTO-NE will also have operational authority over all transmission within the New England region’s bulk electric power system under a longer-term and more stable contractual structure than the current interim agreement between the ISO-NE and NEPOOL.  The NETO are seeking rehearing and clarification of certain provisions of the FERC RTO order issued on March 24, 2004.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 109, net regulatory assets include $58.3 million and $58.6 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of March 31, 2004 and December 31, 2003, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2004 and the actual effective income tax rate for the year ended December 31, 2003:

	2004	2003

Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.4	4.4
Investment tax credit amortization	(0.8)	(0.5)
Other	2.2	2.1

Effective tax rate	40.8%	41.0%

Note F.  Long-Term Debt Redemption / Issuance

On March 16, 2004, Boston Edison redeemed the entire outstanding balance of $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023.  The redemption also included payment of an approximate $6.1 million premium plus accrued interest.  Subsequent to the end of the quarter, on April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures.  The net proceeds were used to repay outstanding short-term debt balances, incurred, in part, to pay the redemption price of the 7.80% Debentures.  The premium paid to redeem the 7.80% Debentures will be amortized over ten years, the life of the new 4.875% Debentures.

For financial reporting purposes, $300 million of short-term Notes payable at March 31, 2004 have been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt to reflect this transaction.

Note G.  Commitments and Contingencies

1.  Environmental Matters

As of March 31, 2004, Boston Edison is involved in three state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.2 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2004 and December 31, 2003.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in eight multi-party disposal sites or third party claims associated with contamination remediation.  Boston Edison generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2004 and December 31, 2003.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison’s 2003 Annual Report on Form 10-K.

Overview

Boston Edison Company (“Boston Edison” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  Boston Edison’s wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding LLC.  NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  Boston Edison serves approximately 695,000 electric customers in the City of Boston and 39 surrounding communities.  NSTAR’s other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  NSTAR has a services company, NSTAR Electric & Gas Corporation (NSTAR Electric & Gas), that serves as the employer of substantially all NSTAR employees and that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

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
-

prevailing governmental policies and regulatory actions (including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and Federal Energy Regulatory Commission (FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Any forward-looking statement speaks only as of the date of this filing and Boston Edison undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures Boston Edison makes in its filings to the SEC.  Also note that Boston Edison provides in the above paragraphs a cautionary discussion of risks and other uncertainties relative to its business.  These are factors that could cause its actual results to differ materially from expected and historical performance.  Other factors in addition to those listed here could also adversely affect Boston Edison.  This report also describes material contingencies and critical accounting policies and estimates in this section and in the accompanying Notes to Condensed Consolidated Financial Statements and Boston Edison encourages a review of these Notes.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of Boston Edison’s 2003 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

a.  Service Quality Index

Service quality indicators are established performance benchmarks for identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the Massachusetts Department of Telecommunications and Energy (MDTE) concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

On March 1, 2004, Boston Edison filed its 2003 Service Quality Report with the MDTE that reflected sufficient levels of reliability and performance; the report indicates that no penalty will be assessed for 2003.  The MDTE will review this filing and will likely issue an order later in 2004.  Boston Edison monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Annually, Boston Edison makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of March 31, 2004, Boston Edison’s 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, its results may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer or default service for those who choose not to buy energy from a competitive energy supplier.  Currently, standard offer service is scheduled to be available to eligible customers through February 2005 at prices approved by the MDTE.  The total rate paid by customers taking standard offer service are set at levels so as to guarantee mandatory overall rate reductions required by the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) (excluding the impact of the Standard Offer Service Fuel Adjustment (SOSFA).  Currently, new retail customers in the Boston Edison service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service.  Default service rates are reset every six months (every three months for large commercial and industrial customers).  The price of default service is intended to reflect the average competitive market price for power.  Boston Edison anticipates that upon the expiration of standard offer service, effective March 1, 2005, all customers not purchasing generation service from competitive retail suppliers will be eligible for default service.  However, Massachusetts officials are considering new deregulation legislation to be effective after March 1, 2005.  Boston Edison cannot predict or anticipate the outcome of this process or its impact on Boston Edison or its customers.  As of March 31, 2004 and December 31, 2003, customers of Boston Edison had approximately 24% and 27%, respectively, of its load requirements provided by competitive suppliers.

c.  Regional Transmission Organization (RTO)

On March 24, 2004, the FERC conditionally approved RTO status to the Independent System Operator - New England (ISO-NE), pending the acceptance of certain conditions.  The ISO-NE will be transformed into an RTO through a change of name and governance structure, designed to ensure independence from market participants.  RTO-NE will be responsible for the day-to-day operation of New England’s bulk generation and transmission systems, together with the utility companies that own transmission facilities in New England including Boston Edison, filed a proposal with FERC creating a RTO in compliance with FERC directives and pronouncements.

RTO-NE will be an independent entity, without a financial interest in the region’s marketplace, having operating authority over the New England transmission grid and have the responsibility to make impartial decisions on the development and implementation of market rules.  The new RTO will enter into a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as Boston Edison and the RTO, as the operator of the New England transmission grid.  Separate agreements will govern the operation of the spot power and related markets, and merchant transmission facilities.  Management cannot estimate the impact of this approval on the Company.

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

Other Events

Boston Edison had initiated a process to auction off certain power purchase agreements under which the Company had contracted to purchase approximately 780 megawatts of power under long-term contracts with non-utility generators.  The auction is intended to further Boston Edison’s efforts to mitigate stranded costs, which continue to be recovered from customers.  Currently, the auction process is closed and Boston Edison is evaluating bids and has begun negotiations with certain parties that, if successful, will lead to a restructuring or buy-out of one or more of these contracts.

Boston Edison is continuing the regulatory filing process to obtain approval to construct a 345 kv transmission line from the southern suburbs of Boston to South Boston in order to assure continued reliability of service and improve power input capacity in the Northeast Massachusetts area (NEMA).  If approved, construction is estimated to begin in the fourth quarter of 2004 and the new transmission line is anticipated to be placed in service during the summer of 2006.  This project is a regional transmission investment and, as a result, the cost will be shared by all of New England and recovered in rates by Boston Edison.  This proposed plan is subject to siting and license requirements.

Results of Operations - Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net income was $19.8 million for the quarter ended March 31, 2004 compared to $19.0 million for the same period in 2003, an increase of $0.8 million, or 4.2%.

The results of operations for the three-month periods ended March 31, 2004 and 2003 are not indicative of the results that may be expected for the entire year due to the seasonality of electric sales and revenues and the variability of weather patterns.

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended March 31,

	2004	2003	% Change
Retail Electric Sales - MWH
Residential	1,166,377	1,178,996	(1.1)
Commercial	2,361,911	2,305,117	2.5
Industrial	304,112	304,205	-
Other	40,380	40,648	(0.7)

Total retail sales	3,872,780	3,828,966	1.1

The 1.1% increase in retail MWH sales in the first quarter of 2004 reflects, by customers sectors, an improvement of 2.5% in commercial sales offset somewhat by the decline of 1.1% in the residential sales sector.  In terms of customers sectors, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  In addition to overall warmer winter weather in 2004, the increase in electric sales is attributable in part to commercial building and expansion of existing units and the resulting extension of commercial energy uses, while residential electric sales declined due to warmer weather.  Electric residential and commercial customers were approximately 30% and 61%, respectively, of Boston Edison’s total retail sales mix for the first quarter of 2004 and provided 48% and 46% of distribution revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and due to a slow recovery in economic conditions there were no changes in industrial sales in the first quarter of 2004 compare to the same period in 2003.

	2004	2003	Normal 30-Year Average

Heating degree-days	3,082	3,181	2,901
Percentage change from prior year	(3.1%)	31.0%
Percentage change from 30-year average	6.2%	10.8%

Weather conditions impact electric sales in Boston Edison’s service area.  The comparative information above relates to heating degree-days for the first quarter of 2004 and 2003 and the number of degree-days in a “normal” first quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) a base of 65 degrees.  Each degree below the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first quarter of 2004 increased $25.9 million, or 6.9%, from the same period in 2003, and consisted of the following major component changes:

(in thousands)	Three Months Ended March 31,		Increase/(Decrease)
	2004	2003	Amount	Percent

Retail distribution and transmission	$136,218	$132,989	$3,229	2.4%
Energy, transition and other	235,787	211,915	23,872	11.3%

Total retail revenues	372,005	344,904	27,101	7.9%
Wholesale revenues	4,799	7,635	(2,836)	(37.1)%
Other revenues	23,152	21,479	1,673	7.8%

Total revenues	$399,956	$374,018	$25,938	6.9%

Retail distribution revenues primarily represent charges to customers for the Company’s recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.  The increase in electric distribution and transmission revenues primarily reflects the $3.5 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to pension and PBOP.

Boston Edison’s largest earnings sources are the revenues derived from distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to Boston Edison’s residential and small commercial customers.  Economic conditions affect Boston Edison’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts.  The energy supply revenues relate to customers being provided energy supply under either standard offer or default service.  The retail revenues related to standard and default services are fully reconciled to the costs incurred and have no impact on Boston Edison’s consolidated net income.  Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  The $23.9 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service.

Wholesales electric revenues were $4.8 million in the first quarter of 2004 compared to $7.6 million in the same period of 2003, a decrease of $2.8 million, or 36.8%.  This decrease in wholesale revenues reflects the expiration of one wholesale power supply contract.  After October 31, 2005, Boston Edison will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.  In October 2004, a municipal wholesale electric contract will expire resulting in a further decline in wholesale revenues and sales.

Other revenues were $23.2 million in the first quarter of 2004 compared to $21.5 million in the same period of 2003, an increase of $1.7 million, or 7.9%.  Other revenues primarily relate to the Company’s rental revenues from electric property which increased approximately $1.6 million due to revenue from a generator in the Boston area for its interconnection to Boston Edison’s transmission system.

Operating expenses

Purchased power costs were $213.4 million in the first quarter of 2004 compared to $189.8 million in the same period of 2003, an increase of $23.6 million, or 12.4%.  The increase is primarily due to the result of increased sales and higher costs of fuel, partially offset by the recognition of $10.0 million relating to the recovery of deferred standard offer and default service supply costs.  Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $56.0 million in the first quarter of 2004 compared to $53.4 million in the same period of 2003, an increase of $2.6 million, or 4.9%.  This increase primarily reflects increased corrective maintenance project and higher benefits costs.  The level of benefits expenses in 2004 includes the amortization of previously deferred pension and PBOP expenses, which are being recovered from customers beginning in 2004.

Depreciation and amortization expense was $44.6 million in the first quarter of 2004 compared to $43.0 million in the same period of 2003, an increase of $1.6 million, or 3.7%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to software and merger costs to achieve.

Demand side management (DSM) and renewable energy programs expense was $12.0 million in the first quarter of 2004 compared to $12.0 million in the same period of 2003.  The levels of these expenses are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $20.3 million in the first quarter of 2004 compared to $18.2 million in the same period of 2003, an increase of $2.1 million, or 11.5%.  This increase was due to higher overall municipal property taxes of $1.5 million caused primarily by higher property assessments, capital additions and tax rates in the City of Boston.  The overall level of municipal property taxes paid by Boston Edison has increased due to legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners.

Income taxes attributable to operations were $13.4 million in the first quarter of 2004 compared to $12.8 million in the same period of 2003, an increase of $0.6 million, or 4.7%, reflecting higher pre-tax operating income in 2004.

Interest charges

Interest on long-term debt and transition property securitization certificates was $19.4 million in the first quarter of 2004 compared to $23.7 million in the same period of 2003, a decrease of $4.3 million, or 18.1%.  The decrease in interest expense primarily reflects the absence of $2.1 million of interest expense in 2004 resulting from the retirement of Boston Edison’s $150 million 6.80% Debentures in March 2003, the retirement of Boston Edison’s $181 million 7.8% Debentures on March 15, 2004 that lowered expense by $0.6 million and the lower principle balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.1 million.  Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  The future income stream was sold to BEC Funding by Boston Edison.  These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $1.6 million in the first quarter of 2004 compared to $2.5 million in the same period of 2003, a decrease of $0.9 million, or 36%.  The decrease in short-term and other interest expense primarily relate to a reduction in bank service fees and other charges ($0.9 million) resulting from a reduction in Boston Edison’s revolving credit agreements, and decrease in regulatory interest of $0.3 million due to lower principal balance.

In December 2003, Boston Edison filed a shelf registration with the SEC to allow Boston Edison to issue up to $500 million in debt securities.  The registration went effective on January 9, 2004.  On April 1, 2004, the MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  As of March 31, 2004, no amounts were issued under this shelf registration.  On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures.  The net proceeds were used to repay outstanding short-term debt balances.  For financial reporting purposes, $300 million of short-term Note payable at March 31, 2004, has been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt to reflect this transaction.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2004:
Ratio of earnings to fixed charges	3.08
Ratio of earnings to fixed charges and preferred stock dividend requirements	2.98

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2004

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2004

	Exhibit	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Accountants

b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company

(Registrant)

Date: May 5, 2004	By: /s/ R. J. WEAFER, JR.

Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer