Form 10-Q
period 2004-06-30
BOSTON EDISON CO
filed 2004-08-04
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

The number of shares outstanding of the registrant’s class of common stock was 75 shares of Common Stock, par value $1, as of July 30, 2004.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended June 30, 2004

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 22

Item 4.	Controls and Procedures	22

Part II. Other Information:

Item 1.	Legal Proceedings	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24

Signature		25

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

Part I.  Financial Information

Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Operating revenues	$405,947	$395,349	$805,903	$769,367

Operating expenses:
Purchased power	200,900	202,661	414,307	392,490
Operations and maintenance	54,610	51,437	110,569	104,834
Depreciation and amortization	44,522	42,988	89,129	85,979
Demand side management and renewable
energy programs	10,532	10,598	22,553	22,609
Taxes - property and other	19,220	17,470	39,542	35,702
Income taxes	22,690	19,455	36,115	32,255

Total operating expenses	352,474	344,609	712,215	673,869

Operating income	53,473	50,740	93,688	95,498

Other income (deductions):
Other income, net	1,019	673	1,454	1,213
Other deductions, net	(51)	(69)	(102)	(281)

Total other income, net	968	604	1,352	932

Interest charges:
Long-term debt	12,131	12,605	23,904	27,581
Transition property securitization	7,174	8,221	14,757	16,905
Short-term debt and other	1,312	2,524	2,923	4,981
Allowance for borrowed funds used during
construction (AFUDC)	(183)	(148)	(394)	(206)

Total interest charges	20,434	23,202	41,190	49,261

Net income	$34,007	$28,142	$53,850	$47,169

Per share data is not relevant because Boston Edison Company’s common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Balance at the beginning of the period	$502,344	$469,040	$502,991	$475,993
Add:
Net income	34,007	28,142	53,850	47,169

Subtotal	536,351	497,182	556,841	523,162

Deduct:
Dividends declared:
Common stock dividends to Parent	23,000	25,490	43,000	50,980
Preferred stock	490	490	980	980

Subtotal	23,490	25,980	43,980	51,960

Balance at the end of the period	$512,861	$471,202	$512,861	$471,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
  (in thousands)

	June 30,	December 31,
	2004	2003

Assets

Utility plant in service, at original cost	$2,877,764	$2,872,835
Less: accumulated depreciation	669,976	722,608

	2,207,788	2,150,227
Construction work in progress	55,099	42,234

Net utility plant	2,262,887	2,192,461

Equity and other investments	9,386	9,656

Current assets:
Cash and cash equivalents	8,502	8,426
Restricted cash	3,616	3,616
Accounts receivable - customers, net	181,815	171,381
Accrued unbilled revenues	40,085	21,882
Materials and supplies, at average cost	13,521	13,310
Deferred income taxes	-	12,985
Other	28,479	6,359

Total current assets	276,018	237,959

Deferred debits:
Regulatory assets	1,065,673	1,107,561
Other	33,303	136,003

Total assets	$3,647,267	$3,683,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
  (in thousands)

	June 30,	December 31,
	2004	2003

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares authorized; 75 shares issued
and outstanding)	$-	$-
Premium on common stock	278,795	278,795
Retained earnings	512,861	502,991

Total common equity	791,656	781,786

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	955,919	657,560
Transition property securitization	342,500	377,150

Total long-term debt	1,298,419	1,034,710

Total capitalization	2,133,075	1,859,496

Current liabilities:
Transition property securitization	39,410	40,077
Long-term debt	1,513	181,688
Notes payable	71,000	182,500
Accounts payable -
Affiliates	10,132	28,999
Other	99,152	90,014
Deferred income taxes	9,842	-
Accrued interest	8,638	28,387
Other	73,919	63,475

Total current liabilities	313,606	615,140

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	664,840	652,259
Power contracts	308,927	351,710
Regulatory liability - cost of removal	154,375	123,173
Other	72,444	81,862

Total deferred credits	1,200,586	1,209,004

Commitments and contingencies

Total capitalization and liabilities	$3,647,267	$3,683,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003

Operating activities:
Net income	$53,850	$47,169
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	89,129	85,979
Deferred income taxes	35,954	40,823
Allowance for borrowed funds used during construction	(394)	(206)
Net changes in working capital	(47,176)	(15,248)
Deferred debits and credits	8,372	(91,239)

Net cash provided by operating activities	139,735	67,278

Investing activities:
Proceeds from sale of property	14,252	-
Plant expenditures (excluding AFUDC)	(79,718)	(73,114)
Other investments	270	333

Net cash used in investing activities	(65,196)	(72,781)

Financing activities:
Issuance of long-term debt	300,000	-
Debt issuance costs	(1,851)	-
Transition property securitization	(35,317)	(36,406)
Redemptions of long-term debt	(181,815)	(150,801)
Net change in notes payable	(111,500)	208,000
Dividends paid	(43,980)	(51,960)

Net cash used in financing activities	(74,463)	(31,167)

Net increase (decrease) in cash and cash equivalents	76	(36,670)
Cash and cash equivalents at the beginning of the year	8,426	44,062

Cash and cash equivalents at the end of the period	$8,502	$7,392

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$39,444	$47,402

Income taxes	$13,544	$6,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in Boston Edison Company’s 2003 Annual Report on Form 10-K.

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

2.  Basis of Presentation and Accounting

The financial information presented as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 have been prepared from Boston Edison’s books and records without audit by an independent registered public accounting firm.  However, Boston Edison’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Financial information as of December 31, 2003 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of Boston Edison’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

Boston Edison is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three and six-month periods ended June 30, 2004 and 2003 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3.  Pension Benefits

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas.  As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on a percentage of total direct labor charged to the Company.

Effective for the quarter ended March 31, 2004, SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires disclosure of the details of net periodic pension benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003

Service cost	$4.7	$4.4	$9.4	$8.8
Interest cost	14.5	14.2	29.0	28.4
Expected return on Plan assets	(17.7)	(14.8)	(35.4)	(29.5)
Amortization of transition obligation	0.1	0.2	0.2	0.3
Recognized actuarial loss	6.6	8.0	13.2	16.0
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)

Net periodic pension benefits cost	$8.0	$11.8	$16.0	$23.6

The net periodic pension benefits cost for the six months ended June 30, 2004 has been adjusted based on the actual actuarial study results.  For the three months ended June 30, 2004 and 2003, the net periodic pension benefits cost was increased/(decreased) by approximately $600,000 and ($1,100,000), respectively, to reflect the true-up to actual results.

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

For the March 31, 2004 effective date, Boston Edison evaluated, among other entities, the companies that supply power to NSTAR through its purchase power agreements and determined that it is possible that two these companies may be considered VIEs.  These companies have power plants that have daily capacity output ranging from 230 megawatts (MW) to 330 MW.  Through March 31, 2004 and 2003, Boston Edison purchased a total of approximately 648 MWH and 726 MWH, respectively, under these agreements.  These purchases approximate 15% and 16% of the total megawatts purchased by Boston Edison for the three-month periods ended March 31, 2004 and 2003, respectively, and amounted to approximately $54 million and $55 million, respectively.  In order to determine if these counterparties are VIEs and if Boston Edison is the primary beneficiary of these counterparties, Boston Edison concluded that it needed more information from the entities.  Boston Edison attempted to obtain the information required and requested, in writing, these entities provide the Company with the necessary information.  However, each of the entities has indicated that they will not provide the requested information as they are not contractually obligated to provide such confidential information.  Since Boston Edison was unable to obtain the necessary information and as allowed under a scope exception in FIN 46R, the accompanying Condensed Consolidated Financial Statements do not reflect the consolidation of any entities with which Boston Edison has a purchase power agreement.

Note B.  Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Cost of removal is reflected as a regulatory liability.  As of June 30, 2004 and December 31, 2003, the estimated amount of the cost of removal included in regulatory liabilities was approximately $154.4 million and $123.2 million, respectively.

Note C.  Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Boston Edison has one purchase power contract that contains components with pricing mechanisms that are partly based on a pricing index, such as the Gross National Product or Consumer Price Index.  The amount recognized for the fair value of the above-market portion of the contract at June 30, 2004 and December 31, 2003 is approximately $233.8 million and $271.2 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets.  Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge.  Therefore, as a result of this regulatory treatment, the recording of this contact on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Boston Edison has other purchase power contracts in which the contract value is significantly above-market.  However, these contracts have met the criteria for the normal purchases and sales exception pursuant to SFAS 133 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets.  The above-market portion of these contracts is currently being recovered through the transition charge.

As of the date of this filing, Boston Edison has executed buyout/restructuring agreements with certain parties through which Boston Edison has entitlements to approximately 460 MW of capacity.  These agreements are contingent upon approval by the Massachusetts Department of Telecommunications and Energy (MDTE).  One of these contracts has previously been classified as a derivative and recorded at its fair value at each reporting period.  Upon the effective date of the buy-out agreement, this contract will no longer be accounted for as a derivative. For more information, refer to Note G, “Commitments and Contingencies.”

Note D.  Other Utility Matters

1.  Sale of Property

On April 7, 2004, Boston Edison completed the sale of a parcel of land in the City of Newton, Massachusetts for $15.1 million; the net proceeds from the sale were used to reduce Boston Edison’s transition charge.  The sale by Boston Edison was approved by the MDTE.

2.  Service Quality Indicators

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

As of June 30, 2004, Boston Edison’s 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

3.  Regulatory Proceedings

On March 24, 2004, the Federal Energy Regulatory Commission (FERC) set for hearing a joint return on equity (ROE) filing made by participating New England Transmission Owners (NETO), including Boston Edison.  The NETO proposal requested an increase in the base ROE component of the regional and local transmission rates, to be provided under the Regional Transmission Organization for New England   (RTO-NE) open access transmission tariff (OATT) to a single ROE of 12.8% for all regional and local transmission rates.  Presently, transmission service in New England is provided under a two-tier structure, with the potential for the ROE for local service to be different than regional service for the same transmission provider.  While the FERC set for hearing the base ROE proposal consistent with decisions in prior RTOs, FERC approved a ROE adder of 50 basis points in regional rates as an incentive for joining an RTO for regional service.  In addition, FERC set for hearing NETO’s proposal for an additional 100 basis points in regional rates applicable to all future transmission expansion.  The NETO maintain that sufficient equity returns are needed to elicit the necessary investments by the transmission owners within an RTO.  Settlement negotiations in April before a FERC administrative law judge were unsuccessful.  As such, hearings on the base ROE and 100 basis point adder issues are scheduled to begin in December 2004.

The joint filing among the NETO was made in connection with the proposed formation of RTO-NE by the NETO and Independent System Operator - New England (ISO-NE), the present administrator of the New England Power Pool (NEPOOL) OATT, and is an important and integral component of the agreement to form an RTO for the New England region.

Also, on March 24, 2004, the FERC conditionally approved RTO status for ISO-NE pending the acceptance of certain conditions.  RTO-NE will act as both the regional transmission provider and the tariff administrator with the RTO-NE OATT replacing the NEPOOL OATT.  RTO-NE will also have operational authority over all transmission within the New England region’s bulk electric power system under a longer-term and more stable contractual structure than the current interim agreement between the ISO-NE and NEPOOL.  The NETO are seeking rehearing and clarification of certain provisions of the FERC RTO order issued on March 24, 2004.  On June 29, 2004, ISO-NE, NETO and NEPOOL agreed to a term sheet for a settlement that is intended, among other things, to resolve NEPOOL’s interests and the terms under which these interests are transferred to RTO-NE.  This proposed settlement does not resolve the issues related to NETO’s rehearing and clarification requests.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 109, net regulatory assets include $58.0 million and $58.6 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of June 30, 2004 and December 31, 2003, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2004 and the actual effective income tax rate for the year ended December 31, 2003:

	2004	2003

Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.4	4.4
Investment tax credits	(0.6)	(0.5)
Other	1.9	2.1

Effective tax rate	40.7%	41.0%

Note F.  Long-Term Debt Redemption / Issuance

On March 16, 2004, Boston Edison redeemed the entire outstanding balance of $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023.  The redemption also included payment of an approximate $6.1 million premium plus accrued interest.  On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures.  The net proceeds were used to repay outstanding short-term debt balances incurred, in part, to pay the redemption price of the 7.80% Debentures.  The premium paid to redeem the 7.80% Debentures will be amortized over ten years, the term of the new 4.875% Debentures.

Note G.  Commitments and Contingencies

1.  Environmental Matters

As of June 30, 2004, Boston Edison is involved in three state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.2 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2004 and December 31, 2003.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in nine multi-party disposal sites or third party claims associated with contamination remediation.  Boston Edison generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2004 and December 31, 2003.

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

2.  Purchase Power Contract Buy-outs / Restructuring

Boston Edison had initiated a process to auction off certain purchase power agreements under which the Company has entitlements to approximately 780 MW of capacity under long-term contracts with non-utility generators.  The auction was intended to further Boston Edison’s efforts to mitigate stranded costs, which continue to be recovered from customers.  As of the date of this filing, Boston Edison has executed agreements with certain parties through which Boston Edison has entitlements to approximately 460 MW of capacity.  The agreements are contingent upon MDTE approval.  Most of these contracts are buy-out arrangements whereby Boston Edison has committed to pay an amount for its full release of its obligation under these purchase power agreements.  Boston Edison plans to seek approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements.

3.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison Company’s 2003 Annual Report on Form 10-K.

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
-

prevailing governmental policies and regulatory actions (including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and Federal Energy Regulatory Commission (FERC)) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

-	changes in financial accounting and reporting standards
-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	impact of uninsured losses
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	future economic conditions in the regional and national markets
-	ability to maintain current credit ratings, and
-	the impact of terrorist acts

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

As of June 30, 2004, Boston Edison’s 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, its results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer or default service for those who choose not to buy energy from a competitive energy supplier.  Currently, standard offer service is scheduled to be available to eligible customers through February 2005 at prices approved by the MDTE.  The total rate paid by customers taking standard offer service are set at levels so as to guarantee mandatory overall rate reductions required by the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) (excluding the impact of the standard offer service fuel adjustment).  Currently, new retail customers in the Boston Edison service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service.  Default service rates are reset every six months (every three months for large commercial and industrial customers).  The price of default service is intended to reflect the average competitive market price for power.  Boston Edison anticipates that upon the expiration of standard offer service, effective March 1, 2005, all customers not purchasing generation service from competitive retail suppliers will be eligible for default service.  However, Massachusetts officials are considering whether new deregulation legislation is needed after March 1, 2005.  Boston Edison cannot predict or anticipate the outcome of this process or its impact on Boston Edison or its customers.  As of June 30, 2004 and December 31, 2003, customers of Boston Edison had approximately 26% and 27%, respectively, of its load requirements provided by competitive suppliers.

c.  Regional Transmission Organization (RTO)

On March 24, 2004, the FERC conditionally approved RTO status to the Independent System Operator - New England (ISO-NE), pending the acceptance of certain conditions.  The ISO-NE will be transformed into an RTO through a change of name and governance structure, designed to ensure independence from market participants.  RTO-NE, which will be responsible for the day-to-day operation of New England’s bulk generation and transmission systems, together with the utility companies that own transmission facilities in New England including Boston Edison, filed a proposal with FERC creating a RTO in compliance with FERC directives and pronouncements.

RTO-NE will be an independent entity, without a financial interest in the region’s marketplace, having operating authority over the New England transmission grid and the responsibility to make impartial decisions on the development and implementation of market rules.  The new RTO will enter into a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as Boston Edison and the RTO, as the operator of the New England transmission grid.  Separate agreements will govern the operation of the spot power and related markets, and merchant transmission facilities.  Management cannot estimate the impact of this approval on the Company.

Other Legal Matters

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Other Events

Boston Edison had initiated a process to auction off certain purchase power agreements under which the Company has entitlements to approximately 780 megawatts (MW) of capacity under long-term contracts with non-utility generators.  The auction was intended to further Boston Edison’s efforts to mitigate stranded costs, which continue to be recovered from customers.  As of the date of this filing, Boston Edison has executed agreements with certain parties through which Boston Edison has entitlements to approximately 460 MW of capacity.  These agreements are contingent upon MDTE approval.  Most of these contracts are buy-out arrangements whereby Boston Edison has committed to pay an amount for its full release of its obligation under these purchase power agreements.  Boston Edison plans to seek approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements.

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

Results of Operations - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following section of MD&A compares the results of operations for the three-month periods ended June 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Net income was $34.0 million for the quarter ended June 30, 2004 compared to $28.1 million for the same period in 2003.  Factors that contributed to the $5.9 million, or 21.0% increase in 2004 net income include the additional revenue earned as part of a reconciliation rate adjustment mechanism related to pension and postretirement benefits other than pension (PBOP), higher electric distribution revenues and interest savings on the Company’s outstanding indebtedness.  These increases in net income were partially offset by higher operation and maintenance expense due to increased benefit costs, higher depreciation, and higher property taxes.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended June 30,

	2004	2003	% Change

Retail Electric Sales - MWH
Residential	981,305	918,184	6.9%
Commercial	2,346,716	2,200,293	6.7%
Industrial	323,898	307,179	5.4%
Other	30,887	30,977	(0.3%	)

Total retail sales	3,682,806	3,456,633	6.5%

The 6.5% increase in retail MWH sales in the second quarter of 2004 primarily reflects warmer overall temperatures than in 2003.

In terms of customer sectors, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  In addition to the overall warmer weather in the second quarter of 2004, the increase in electric sales is attributable in part to commercial building and expansion of existing units and the resulting extension of commercial energy uses, while residential electric sales were due to greater air conditioning use due to warmer weather.  Electric residential and commercial customers were approximately 27% and 64%, respectively, of Boston Edison’s total retail sales mix for the second quarter of 2004 and provided 37% and 56% of distribution revenues, respectively.  Refer to the “Operating revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers improved 5.4% in the second quarter of 2004 compared to the same period in 2003 due to an improvement in economic conditions and increased manufacturing production.

Weather conditions impact electric sales in Boston Edison’s service area.  The average daily temperature during the second quarter of 2004 was 58.3 degrees, as compared to 55.0 degrees in the same period of 2003.

Operating revenues

Operating revenues for the second quarter of 2004 increased $10.6 million, or 2.7%, from the same period in 2003, and consisted of the following major components:

(in thousands)	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	Amount	Percent

Retail distribution and transmission	$154,303	$146,305	$7,998	5.5%
Energy, transition and other	227,186	224,602	2,584	1.2%

Total retail revenues	381,489	370,907	10,582	2.9%
Wholesale revenues	4,218	3,869	349	9.0%
Other revenues	20,240	20,573	(333)	(1.6)%

Total revenues	$405,947	$395,349	$10,598	2.7%

Retail distribution revenues primarily represent charges to customers for the Company’s recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.  The increase in retail distribution and transmission revenues primarily reflects the 6.5% increase in retail MWH sales in residential, commercial and industrial sectors.  Retail distribution and transmission revenues also include approximately $3.5 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to pension and PBOP.

Boston Edison’s largest earnings sources are the revenues derived from distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to Boston Edison’s residential and small commercial customers.  Economic conditions affect Boston Edison’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts.  The energy supply revenues relate to customers being provided energy supply under either standard offer or default service.  The retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on Boston Edison’s consolidated net income.  Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  The $2.6 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service offset by a decrease in standard offer rates due to an over-collection of energy costs in prior periods.

Wholesale revenues relate to services provided to municipalities and certain other governmental authorities.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  After October 2005, Boston Edison anticipates that it will no longer have contracts for the supply of wholesale power.  Therefore, the expiration of these contracts will have no impact on results of operations.

Other revenues were $20.2 million in the second quarter of 2004 compared to $20.6 million in the same period of 2003, a decrease of $0.4 million, or 1.9%.  Other revenues primarily relate to the decrease in rental revenue from electric property.

Operating expenses

Purchased power costs were $200.9 million in the second quarter of 2004 compared to $202.7 million in the same period of 2003, a decrease of $1.8 million, or 0.9%.  The decrease is primarily due to the recognition of $18.6 million relating to the recovery of deferred standard offer and default service supply costs, partially offset by the increase in sales and higher costs of fuel.  Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $54.6 million in the second quarter of 2004 compared to $51.4 million in the same period of 2003, an increase of $3.2 million, or 6.2%.  This increase primarily reflects higher benefits costs.  The level of benefits expenses in 2004 includes the amortization of previously deferred pension and PBOP expenses, which are being recovered from customers beginning in 2004.

Depreciation and amortization expense was $44.5 million in the second quarter of 2004 compared to $43.0 million in the same period of 2003, an increase of $1.5 million, or 3.5%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to software and merger costs to achieve.

Demand side management (DSM) and renewable energy programs expense was $10.5 million in the second quarter of 2004 compared to $10.6 million in the same period of 2003.  The levels of these expenses are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $19.2 million in the second quarter of 2004 compared to $17.5 million in the same period of 2003, an increase of $1.7 million, or 9.7%.  This increase was due to higher overall municipal property taxes of $1.8 million caused primarily by higher property assessments.  The overall level of municipal property taxes paid by Boston Edison has increased due to legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $22.7 million in the second quarter of 2004 compared to $19.5 million in the same period of 2003, an increase of $3.2 million, or 16.4%, reflecting higher pre-tax operating income in the second quarter of 2004.

Interest charges

Interest on long-term debt and transition property securitization certificates was $19.3 million in the second quarter of 2004 compared to $20.8 million in the same period of 2003, a decrease of $1.5 million, or 7.2%.  The decrease in interest expense primarily reflects the absence in 2004 of $3.5 million in expense resulting from the retirement of Boston Edison’s $181 million 7.8% Debentures on March 15, 2004 and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.1 million.  Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  The future income stream was sold to BEC Funding by Boston Edison.  These certificates are non-recourse to Boston Edison.  Partially offsetting these interest declines was additional interest expense of $3.0 million related to the $300 million, 4.875% fixed-rate Debentures issued on April 16, 2004.

Short-term and other interest expense was $1.3 million in the second quarter of 2004 compared to $2.5 million in the same period of 2003, a decrease of $1.2 million, or 48.0%.  The decrease in short-term and other interest expense relates to a lower average level of debt outstanding of $86.0 million as compared to $216.5 million for the three-month periods ended June 30, 2004 and 2003, respectively, combined with lower bank borrowing rates that averaged 1.06% for the second quarter ended June 2004 compared to 1.29% in the same period of 2003.  The lower rates decreased short-term borrowing costs by $291,000.  In addition, there were reduced bank service fees and other charges ($0.5 million) resulting from a reduction in Boston Edison’s revolving credit and a decrease in regulatory interest of $0.4 million due to a lower principal balance.

Results of Operations - Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following section of MD&A compared the results of operations for the six-month periods ended June 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Net income was $53.9 million for the first six months of 2004 compared to $47.2 million for the same period in 2003.  Factors that contributed to the $6.7 million, or 14.2% increase in 2004 net income include higher electric distribution revenues due to higher sales, additional revenue earned as part of a reconciliation rate adjustment mechanism related to pension and PBOP and interest savings on the Company’s outstanding indebtedness.  These increases in net income were partially offset by higher operation and maintenance expense due to increased benefit costs, higher depreciation, and higher property taxes.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Six Months Ended June 30,

	2004	2003	% Change

Retail Electric Sales - MWH
Residential	2,147,682	2,097,180	2.4%
Commercial	4,708,627	4,505,410	4.5%
Industrial	628,010	611,384	2.7%
Other	71,267	71,625	(0.5%	)

Total retail sales	7,555,586	7,285,599	3.7%

The 3.7% increase in retail MWH sales for the first six months of 2004 primarily reflects warmer overall temperatures than in 2003.

In terms of customer sectors, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  Despite the overall warmer weather in 2004, the increase in electric sales is attributable in part to commercial building and expansion of existing units and the resulting extension of commercial energy uses, while residential electric sales reflect greater air conditioning use.  Electric residential and commercial customers were approximately 28% and 62%, respectively, of Boston Edison’s total retail sales mix for the first six months of 2004 and provided 42% and 51% of distribution revenues, respectively.  Refer to the “Operating revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers improved 2.7% in the first six months of 2004 compared to the same period in 2003 due to an improvement in economic conditions.
	2004	2003	Normal 30-Year Average

Heating degree-days	3,802	4,173	3,685
Percentage change from prior year	(8.9%)	23.6%
Percentage change from 30-year average	3.2%	13.2%

Cooling degree-days	131	97	176
Percentage change from prior year	35.1%	(39.0%)
Percentage change from 30-year average	(25.6%)	(44.9%)

Weather conditions impact electric sales in Boston Edison’s service area.  The comparative information above relates to heating and cooling degree-days for the first six months of 2004 and 2003 and the number of degree-days in a “normal” six-month period as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls above (cooling degree-day) or below (heating degree-day) a base of 65 degrees.  Each degree above or below the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first six months of 2004 increased $36.5 million, or 4.7%, from the same period in 2003, and consisted of the following major components:

(in thousands)	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	Amount	Percent

Retail distribution and transmission	$290,521	$279,294	$11,227	4.0%
Energy, transition and other	462,973	436,516	26,457	6.1%

Total retail revenues	753,494	715,810	37,684	5.3%
Wholesale revenues	9,017	11,505	(2,488)	(21.6)%
Other revenues	43,392	42,052	1,340	3.2%

Total revenues	$805,903	$769,367	$36,536	4.7%

Retail distribution revenues primarily represent charges to customers for the Company’s recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.  The increase in retail distribution and transmission revenues reflects the 3.7% increase in retail MWH sales in residential, commercial and industrial sectors and also includes approximately $7.0 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to pension and PBOP.

Boston Edison’s largest earnings sources are the revenues derived from distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to Boston Edison’s residential and small commercial customers.  Economic conditions affect Boston Edison’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under either standard offer or default service.  The retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on Boston Edison’s consolidated net income.  Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  The $26.5 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service offset by a decrease in standard offer rates due to an over-collection of energy costs in prior periods.

Wholesale revenues relate to services provided to municipalities and certain other governmental authorities.  This decrease in 2004 wholesale revenues reflects the expiration of a wholesale power supply contract in March of 2003.  After October 2005, Boston Edison anticipates it will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.  In October 2004, a municipal wholesale electric contract will expire resulting in a further decline in wholesale revenues and sales.

Other revenues were $43.4 million in the first six months of 2004 compared to $42.1 million in the same period of 2003, an increase of $1.3 million, or 3.1%.  Other revenues primarily relate to the increase in rental revenues from electric property.

Operating expenses

Purchased power costs were $414.3 million in the first six months of 2004 compared to $392.5 million in the same period of 2003, an increase of $21.8 million, or 5.6%.  The increase is primarily due to increased sales and higher costs of fuel, partially offset by the recognition of $28.7 million relating to the recovery of deferred standard offer and default service supply costs.  Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $110.6 million in the first six months of 2004 compared to $104.8 million in the same period of 2003, an increase of $5.8 million, or 5.5%.  This increase primarily reflects increased corrective maintenance projects and higher benefits costs.  The level of benefits expenses in 2004 includes the amortization of previously deferred pension and PBOP expenses, which are being recovered from customers beginning in 2004.

Depreciation and amortization expense was $89.1 million in the first six months of 2004 compared to $86.0 million in the same period of 2003, an increase of $3.1 million, or 3.6%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to software and merger costs to achieve.

Demand side management (DSM) and renewable energy programs expense was $22.6 million for both of the first six months of both 2004 and 2003.  The levels of these expenses are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $39.5 million in the first six months of 2004 compared to $35.7 million in the same period of 2003, an increase of $3.8 million, or 10.6%.  This increase was due to higher overall municipal property taxes of $3.3 million caused primarily by higher property assessments.  The overall level of municipal property taxes paid by Boston Edison has increased due to legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $36.1 million in the first six months of 2004 compared to $32.3 million in the same period of 2003, an increase of $3.8 million, or 11.8%, reflecting higher pre-tax operating income in the first six months of 2004.

Interest charges

Interest on long-term debt and transition property securitization certificates was $38.7 million in the first six months of 2004 compared to $44.5 million in the same period of 2003, a decrease of $5.8 million, or 13.0%.  The decrease in interest expense primarily reflects the absence of $2.1 million of interest expense in 2004 resulting from the retirement of Boston Edison’s $150 million 6.80% Debentures in March 2003, the retirement of Boston Edison’s $181 million 7.8% Debentures on March 15, 2004 that lowered expense by $4.1 million and the lower principle balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $2.2 million.  Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  The future income stream was sold to BEC Funding by Boston Edison.  These certificates are non-recourse to Boston Edison.  Partially offsetting these interest declines was additional interest expense of $3.0 million related to the $300 million, 4.875% Debenture, issued on April 16, 2004.

Short-term and other interest expense was $2.9 million in the first six months of 2004 compared to $5.0 million in the same period of 2003, a decrease of $2.1 million, or 42%.  The decrease in short-term and other interest expense primarily relates to a reduction in bank service fees and other charges ($1.5 million) resulting from a reduction in Boston Edison’s revolving credit, and a decrease in regulatory interest of $0.7 million due to a lower principal balance.

In December 2003, Boston Edison filed a registration statement on Form S-3 with the SEC to allow Boston Edison to issue up to $500 million in debt securities.  The registration went effective on January 9, 2004.  On April 1, 2004, the MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures under this shelf registration.  The net proceeds were used to repay outstanding short-term debt balances.

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

Part II. – Other Information

Item 1.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2004:
Ratio of earnings to fixed charges	3.22
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.12

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2004

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2004

	Exhibit	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of Boston Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of Boston Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of Boston Edison Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of Boston Edison Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm

b)	Reports on Form 8-K:

A report on Form 8-K was filed on April 15, 2004 that reported on including certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (No. 333-111476) on December 23, 2003 and declared effective on January 9, 2004 in connection with the issuance of $300 million in debentures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company

(Registrant)

Date: August 4, 2004	By: /s/ R. J. WEAFER, JR.

Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer