Form 10-Q
period 2004-09-30
BOSTON EDISON CO
filed 2004-11-01
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

The number of shares outstanding of the registrant's class of common stock was 75 shares of Common Stock, par value $1, as of October 29, 2004.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended September 30, 2004

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 22

Item 4.	Controls and Procedures	22

Part II. Other Information:

Item 1.	Legal Proceedings	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signature		25

Important Shareholder Information

Boston Edison files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC). You may access materials Boston Edison has filed with the SEC on the SEC's website at www.sec.gov. Boston Edison is a wholly owned subsidiary of NSTAR. NSTAR is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, and has a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. These codes and amendments to such codes which are applicable to NSTAR's executive officers, senior officers, senior financial officers or directors can be accessed free of charge on NSTAR's website at www.nstaronline.com. Copies of Boston Edison's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I. Financial Information

Item 1. Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Operating revenues	$515,811	$553,326	$1,321,714	$1,322,693

Operating expenses:
Purchased power	264,635	290,615	678,942	683,106
Operations and maintenance	56,159	67,738	166,728	172,572
Depreciation and amortization	44,327	43,279	133,456	129,258
Demand side management and renewable
energy programs	11,890	11,947	34,443	34,556
Taxes - property and other	19,242	18,449	58,784	54,151
Income taxes	40,324	40,485	76,439	72,739

Total operating expenses	436,577	472,513	1,148,792	1,146,382

Operating income	79,234	80,813	172,922	176,311

Other income (deductions):
Other income, net	673	492	2,127	1,705
Other deductions, net	(59)	(28)	(161)	(309)
Total other income, net	614	464	1,966	1,396

Interest charges:
Long-term debt	13,053	12,550	36,957	40,131
Transition property securitization	6,845	8,131	21,602	25,036
Short-term debt and other	1,379	2,752	4,302	7,733
Allowance for borrowed funds used during
construction (AFUDC)	(178)	(876)	(572)	(1,082)
Total interest charges	21,099	22,557	62,289	71,818

Net income	$58,749 =====	$58,720 =====	$112,599 =====	$105,889 =====

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Balance at the beginning of the period	$512,861	$471,202	$502,991	$475,993
Add:
Net income	58,749	58,720	112,599	105,889
Subtotal	571,610	529,922	615,590	581,882
Deduct:
Dividends declared:
Common stock dividends to Parent	26,000	25,490	69,000	76,470
Preferred stock	490	490	1,470	1,470
Subtotal	26,490	25,980	70,470	77,940
Balance at the end of the period	$545,120 =====	$503,942 ======	$545,120 ======	$503,942 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
  (in thousands)

	September 30,	December 31,
	2004	2003
Assets

Utility plant in service, at original cost	$2,913,643	$2,872,835
Less: accumulated depreciation	679,594	722,608
	2,234,049	2,150,227
Construction work in progress	55,608	42,234
Net utility plant	2,289,657	2,192,461

Equity and other investments	9,208	9,656

Current assets:
Cash and cash equivalents	9,247	8,426
Restricted cash	3,616	3,616
Accounts receivable - customers, net	200,934	171,381
Accrued unbilled revenues	40,255	21,882
Materials and supplies, at average cost	14,148	13,310
Deferred income taxes	15,111	12,985
Other	11,757	6,359
Total current assets	295,068	237,959

Deferred debits:
Regulatory assets	1,042,129	1,107,561
Other	32,715	136,003

Total assets	$3,668,777 ========	$3,683,640 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
  (in thousands)

	September 30,	December 31,
	2004	2003
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares authorized; 75 shares issued
and outstanding)	$-	$-
Premium on common stock	278,795	278,795
Retained earnings	545,120	502,991
Total common equity	823,915	781,786

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	955,913	657,560
Transition property securitization	308,748	377,150
Total long-term debt	1,264,661	1,034,710

Total capitalization	2,131,576	1,859,496

Current liabilities:
Transition property securitization	57,313	40,077
Long-term debt	1,101	181,688
Notes payable	45,000	182,500
Accounts payable -
Affiliates	19,779	28,999
Other	75,699	90,014
Accrued interest	20,316	28,387
Other	87,629	63,475
Total current liabilities	306,837	615,140

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	676,661	652,259
Power contracts	330,714	351,710
Regulatory liability - cost of removal	155,514	123,173
Other	67,475	81,862
Total deferred credits	1,230,364	1,209,004

Commitments and contingencies

Total capitalization and liabilities	$3,668,777 ========	$3,683,640 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$112,599	$105,889
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	133,456	129,258
Deferred income taxes	22,320	17,796
Allowance for borrowed funds used during construction	(572)	(1,082)
Net changes in working capital	(63,740)	27,876
Deferred debits and credits	51,049	(30,899)
Net cash provided by operating activities	255,112	248,838

Investing activities:
Proceeds from sale of property, net	14,252	-
Plant expenditures (excluding AFUDC)	(125,770)	(118,092)
Other investments	448	903
Net cash used in investing activities	(111,070)	(117,189)

Financing activities:
Issuance of long-term debt	300,000	-
Debt issuance costs	(1,851)	-
Transition property securitization	(51,166)	(52,066)
Redemptions of long-term debt	(182,234)	(151,218)
Net change in notes payable	(137,500)	118,000
Dividends paid	(70,470)	(77,940)
Net cash used in financing activities	(143,221)	(163,224)

Net increase (decrease) in cash and cash equivalents	821	(31,575)
Cash and cash equivalents at the beginning of the year	8,426	44,062
Cash and cash equivalents at the end of the period	$9,247 =======	$12,487 ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$46,950 =======	$64,027 =======

Income taxes (refund)/paid	$(15,917 ======= )	$9,889 =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in Boston Edison Company's 2003 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.4 million distribution customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Boston Edison serves approximately 695,000 electric distribution customers in the City of Boston and 39 surrounding communities. NSTAR's other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). NSTAR has a services company, NSTAR Electric & Gas Corporation (NSTAR Electric & Gas), that serves as the employer of substantially all NSTAR employees and that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

2. Basis of Presentation and Accounting

The financial information presented as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm. However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Financial information as of December 31, 2003 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not indicative of the results that may be expected for an entire year. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

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

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the details of net periodic pension benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$4.7	$4.4	$14.1	$13.2
Interest cost	14.5	14.2	43.5	42.5
Expected return on Plan assets	(17.7)	(14.7)	(53.1)	(44.2)
Amortization of transition obligation	0.1	0.2	0.3	0.5
Recognized actuarial loss	6.6	8.0	19.8	24.0
Amortization of prior service cost	(0.2)	(0.3)	(0.6)	(0.6)
Net periodic pension benefits cost	$8.0 ====	$11.8 ====	$24.0 ====	$35.4 ====

4. New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), which addresses the consolidation of variable interest entities (VIE) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. This interpretation has two effectives dates:  December 31, 2003 and March 31, 2004.

Boston Edison has a wholly owned special purpose subsidiary, BEC Funding LLC, established to facilitate the sale and administration of $725 million in notes to a special purpose trust created by two Massachusetts state agencies. Historically, Boston Edison has consolidated this entity. As part of Boston Edison's assessment of FIN 46R and for compliance at December 31, 2003, Boston Edison reviewed the substance of this entity to determine if it is still proper to consolidate this entity. Based on its review, Boston Edison has concluded that BEC Funding LLC is a variable interest entity and should continue to be consolidated by Boston Edison.

For the March 31, 2004 effective date, of FIN 46R, Boston Edison evaluated, among other entities, the companies that supply power to NSTAR through its purchase power agreements and determined that it is possible that two of these companies may be considered VIEs. These companies have power plants that have daily capacity output ranging from 230 megawatts (MW) to 330 MW. Through March 31, 2004 and 2003, Boston Edison purchased a total of approximately 648 megawatt-hours (MWH) and 726 MWH, respectively, under these agreements. These purchases approximate 15% and 16% of the total megawatts purchased by Boston Edison for the three-month periods ended March 31, 2004 and 2003, respectively, and amounted to approximately $54 million and $55 million, respectively. In order to determine if these counterparties are VIEs and if Boston Edison is the primary beneficiary of these counterparties, Boston Edison concluded that it needed more information from the entities. Boston Edison attempted to obtain the information required and requested, in writing, these entities provide the Company with the necessary information. However, each of the entities has indicated that they will not provide the requested information as they are not contractually obligated to provide such confidential information. Since Boston Edison was unable to obtain the necessary information and as allowed under a scope exception in FIN 46R, the accompanying Condensed Consolidated Financial Statements do not reflect the consolidation of any entities with which Boston Edison has a purchase power agreement.

Note B. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2004 and December 31, 2003, the estimated amount of the cost of removal included in regulatory liabilities was approximately $155.5 million and $123.2 million, respectively.

Note C. Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Boston Edison has one purchase power contract that contains components with pricing mechanisms that are partly based on a pricing index, such as the Gross National Product or Consumer Price Index. The amount recognized for the fair value of the above-market portion of the contract at September 30, 2004 and December 31, 2003 is approximately $257.3 million and $271.2 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets. Boston Edison has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of this contract through its transition charge. Therefore, as a result of this regulatory treatment, the recording of this contract on its accompanying Condensed Consolidated Balance Sheets does not result in an impact on earnings or cash flow.

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

As of September 30, 2004, Boston Edison has executed buyout/restructuring agreements with certain parties through which Boston Edison has entitlements to approximately 460 MW of capacity. These agreements are contingent upon approval by the Massachusetts Department of Telecommunications and Energy (MDTE). One of these contracts is currently classified as a derivative and recorded at its fair value at each reporting period. Upon the effective date of the buy-out agreement, this contract will no longer be accounted for as a derivative. For more information, refer to Note G, "Commitments and Contingencies."

Note D. Other Utility Matters

1. Sale of Property

On April 7, 2004, Boston Edison completed the sale of a parcel of land in the City of Newton, Massachusetts for $15.1 million; the net proceeds from the sale were used to reduce Boston Edison's transition charge. The sale was approved by the MDTE.

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

On March 1, 2004, Boston Edison filed its 2003 Service Quality Report with the MDTE that demonstrated the Company's achieved levels of reliability and performance; the report indicates that no penalty will be assessed for 2003. The MDTE concurred with Boston Edison's determination in an order issued in October 2004. Boston Edison monitors its service quality continuously to determine its contingent liability, and if it were probable that a liability has been incurred and is estimable, a liability would be accrued. Annually, Boston Edison makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of September 30, 2004, Boston Edison's 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004. However, this result may not be indicative of the results that may be expected for the remainder of the year.

3. Regulatory Proceedings

On March 24, 2004, the Federal Energy Regulatory Commission (FERC) set for hearing a joint return on an equity (ROE) filing made by participating New England Transmission Owners, including Boston Edison. The proposal requested an increase in the base ROE component of the regional and local transmission rates, to be provided under the Regional Transmission Organization for New England (RTO-NE) open access transmission tariff (OATT), to a single ROE of 12.8% for all regional and local transmission rates. Presently, transmission service in New England is provided under a two-tier structure, with the potential for the ROE for local service to be different than for regional service for the same transmission provider. While the FERC set for hearing the base ROE proposal consistent with decisions in prior RTOs, FERC approved an ROE adder of 50 basis points in regional rates as an incentive for joining an RTO for regional service. In addition, FERC set for hearing the proposal for an additional 100 basis points in regional rates to provide an incentive to build new transmission facilities. The Transmission Owners maintain that sufficient equity returns are needed to elicit the necessary investments in transmission within an RTO. Settlement negotiations in April before a FERC administrative law judge were unsuccessful. As such, hearings on the base ROE and 100 basis point adder issues are scheduled to begin in December 2004.

The joint filing among the Transmission Owners was made in connection with the proposed formation of RTO-NE by the Transmission Owners and Independent System Operator - New England (ISO-NE), the present administrator of the New England Power Pool (NEPOOL) OATT, and is an important and integral component of the agreement to form an RTO for the New England region. On September 13, 2004, ISO-NE, the Transmission Owners, NEPOOL and certain NEPOOL participants jointly filed an agreement with the FERC that, upon approval, faciliates the transition to an RTO. The joint filing follows several months of negotiations among the parties and resolves certain key transitional issues that were left outstanding when FERC granted ISO-NE conditional approval as an RTO in March 2004. If FERC approves this settlement agreement, which is expected within 60 days from its filing with FERC, the ISO-NE could begin operating as an RTO upon concurrence of the Transmission Owners after providing 30 days notice to FERC and NEPOOL.

The ISO-NE will act as both the regional transmission provider and the tariff administrator with the RTO-NE OATT replacing the NEPOOL OATT. ISO-NE will also have operational authority over all transmission within the New England region's bulk electric power system under a longer-term and more stable contractual structure than the current interim agreement between the ISO-NE and NEPOOL.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $58.1 million and $58.6 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of September 30, 2004 and December 31, 2003, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2004 and the actual effective income tax rate for the year ended December 31, 2003:

	2004	2003
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.4	4.4
Investment tax credits	(0.4)	(0.5)
Other	1.8	2.1
Effective tax rate	40.8 ===== %	41.0 ===== %

Note F. Long-Term Debt Redemption / Issuance

On March 16, 2004, Boston Edison redeemed the entire outstanding balance of $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023. The redemption also included payment of premium plus accrued interest of approximately $6.1 million. On April 16, 2004, Boston Edison issued $300 million of ten-year fixed rate (4.875%) Debentures. The net proceeds were used to repay outstanding short-term debt balances incurred, in part, to pay the redemption price of the 7.80% Debentures. The premium paid to redeem the 7.80% Debentures will be amortized over ten years, the term of the new 4.875% Debentures.

Note G. Commitments and Contingencies

1. Environmental Matters

As of September 30, 2004, Boston Edison is involved in three state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.2 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both September 30, 2004 and December 31, 2003.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in ten multi-party disposal sites or third party claims associated with contamination remediation. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both September 30, 2004 and December 31, 2003.

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

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or Boston Edison's responsibilities for such sites evolve or are resolved. Boston Edison's ultimate liability for future environmental remediation costs may vary from these estimates. Based on Boston Edison's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, Boston Edison does not believe that these environmental remediation costs will have a material adverse effect on Boston Edison's consolidated financial position, results of operations or cash flows for a reporting period.

2. Purchase Power Contract Buy-outs / Restructuring

Boston Edison had initiated a process to auction off certain purchase power agreements under which the Company has entitlements to approximately 780 MW of capacity under long-term contracts with non-utility generators. The auction was intended to further Boston Edison's efforts to mitigate stranded costs, which continue to be recovered from customers. As of September 30, 2004, Boston Edison has executed agreements to buy-out or restructure certain of its purchase power agreements. These agreements constitute approximately 460 MW of capacity of the 780 MW originally auctioned and limit Boston Edison's future exposure to the above market costs from the original agreements. These agreements are contingent upon MDTE approval. Most of these contracts are buy-out arrangements whereby Boston Edison has committed to pay an amount for its full release of its obligation under these purchase power agreements. On August 31, 2004, Boston Edison filed with the MDTE a proposed financing plan that seeks approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements. A decision is anticipated by January 2005. Boston Edison cannot determine the timing and ultimate outcome of these approvals.

3. Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison Company's 2003 Annual Report on Form 10-K.

Overview

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company and BEC Funding LLC. NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Boston Edison serves approximately 695,000 electric distribution customers in the City of Boston and 39 surrounding communities. NSTAR's other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). NSTAR has a services company, NSTAR Electric & Gas Corporation (NSTAR Electric & Gas), that serves as the employer of substantially all NSTAR employees and that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of Boston Edison's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

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

On March 1, 2004, Boston Edison filed its 2003 Service Quality Report with the MDTE that demonstrated the Company's achieved levels of reliability and performance; the report indicates that no penalty will be assessed for 2003. The MDTE concurred with Boston Edison's determination in an order issued in October 2004. Boston Edison monitors its service quality continuously to determine its contingent liability, and if it were probable that a liability has been incurred and is estimable, a liability would be accrued. Annually, Boston Edison makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of September 30, 2004, Boston Edison's 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004. However, its results may not be indicative of the results that may be expected for the remainder of the year.

b. Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer or default service for those who choose not to buy energy from a competitive energy supplier. Currently, standard offer service is scheduled to be available to eligible customers through February 2005 at prices approved by the MDTE. The total rate paid by customers taking standard offer service are set at levels so as to guarantee mandatory overall rate reductions required by the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) (excluding the impact of the standard offer service fuel adjustment). Currently, new retail customers in the Boston Edison service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. Default service rates are reset every six months (every three months for large commercial and industrial customers). The price of default service is intended to reflect the average competitive market price for power. Boston Edison anticipates that upon the expiration of standard offer service, effective March 1, 2005, all customers not purchasing generation service from competitive retail suppliers will be eligible for default service. However, Massachusetts officials are considering whether new deregulation legislation is needed after March 1, 2005. Boston Edison cannot predict or anticipate the outcome of this process or its impact on Boston Edison or its customers. As of September 30, 2004 and December 31, 2003, customers of Boston Edison had approximately 27% for both respective periods, of its load requirements provided by competitive suppliers.

c. Regional Transmission Organization (RTO)

On March 24, 2004, the FERC conditionally approved RTO status to the Independent System Operator - New England (ISO-NE), pending the acceptance of certain conditions. On September 13, 2004, FERC received a settlement agreement from the participants that addressed these conditions. If FERC approves the settlement agreement, which is expected within 60 days from its filing with FERC, ISO-NE could begin operating as an RTO upon concurrence of the Transmission Owners after providing 30 days notice to FERC and NEPOOL. Upon the effective date, the ISO-NE will be an independent entity, without a financial interest in the region's marketplace, having operating authority over the New England transmission grid and the responsibility to make impartial decisions on the development and implementation of market rules. The ISO-NE will operate under a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as Boston Edison and the ISO-NE, as the operator of the New England transmission grid. Separate agreements will govern the operation of the spot power and related markets, the ISO-NE's interactions with market participants and merchant transmission facilities. Management cannot estimate the impact of this approval on the Company.

Other Legal Matters

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Other Events

Boston Edison had initiated a process to auction off certain purchase power agreements under which the Company has entitlements to approximately 780 megawatts (MW) of capacity under long-term contracts with non-utility generators. The auction was intended to further Boston Edison's efforts to mitigate stranded costs, which continue to be recovered from customers. As of September 30, 2004, Boston Edison has executed agreements to buy-out or restructure certain of its purchase power agreements. These agreements constitute approximately 460 MW of capacity of the 780 MW originally auctioned and limit Boston Edison's future exposure to the above market costs from the original agreements. These agreements are contingent upon MDTE approval. Most of these contracts are buy-out arrangements whereby Boston Edison has committed to pay an amount for its full release of its obligation under these purchase power agreements. On August 31, 2004, Boston Edison filed with the MDTE a proposed financing plan that seeks approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements. A decision is anticipated by January 2005. Additionally, Boston Edison plans to file an S-3 registration statement with the SEC in the fourth quarter of 2004 related to the issuance of securitization bonds. Boston Edison cannot determine the timing and ultimate outcome of these approvals.

As of September 28, 2004, Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time. Boston Edison has a $350 million revolving credit agreement that expires on November 10, 2004. At this time, however, Boston Edison is in the process of restructuring this arrangement into a five-year $350 million agreement set to expire in November 2009. At September 30, 2004 and December 31, 2003, there were no amounts outstanding under the current revolving credit agreement. This agreement serves as backup to Boston Edison's $350 million commercial paper program that had a $45.0 million and $182.5 million balance at September 30, 2004 and December 31, 2003, respectively.  Under the terms of the current agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 60% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity. At September 30, 2004 and December 31, 2003, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.

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

Results of Operations - Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following section of MD&A compares the results of operations for the three-month periods ended September 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Net income was $58.7 million for both quarters ended September 30, 2004 and 2003. The activity of 2004 compared to 2003 includes lower revenue due to cooler summer temperatures and higher depreciation and amortization expense. These reductions in earnings were offset by the interest savings on the Company's outstanding indebtness and the net impact recorded in 2003 related to the MDTE order approving a reconciliation rate adjustment mechanism for recovery of costs associated with the Company's pension and other postretirement benefits (PBOP). For the same period in 2003, as a result of the MDTE order, Boston Edison expensed $10.4 million of pension and PBOP costs, offset by the recognition of $7.7 million of revenues, allowed in the order, related to carrying costs on the average net prepaid pension and PBOP balances for 2003.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended September 30,
	2004	2003	% Change
Retail Electric Sales - MWH
Residential	1,083,837	1,160,185	(6.6%)
Commercial	2,523,241	2,544,700	(0.8%)
Industrial	336,986	351,638	(4.2%)
Other	31,717	32,007	(0.9%)
Total retail sales	3,975,781 =======	4,088,530 =======	(2.8%) ======

The 2.8% decrease in retail MWH sales in the third quarter of 2004 primarily reflects cooler overall temperatures than in 2003.

In terms of customer sector characteristics, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes. The overall cooler weather in the third quarter of 2004 negatively impacted the residential and commercial electric sales due to decreased demand for air conditioning, offset, in part, by commercial building expansion and the resulting additional energy use. Electric residential and commercial customers represented approximately 27% and 63%, respectively, of Boston Edison's total retail sales mix for the third quarter of 2004 and provided 30% and 63% of distribution revenues, respectively. Refer to the "Operating revenues" section below for a more detailed discussion. Industrial sales are primarily influenced by local economic conditions and sales to these customers reflect a sluggish economic environment and decreased manufacturing production.

	2004	2003	Normal 30-Year Average

Cooling degree days	501	655	593
Percentage (cooler) than prior year	(23.5)%	(17.3)%
Percentage (cooler) warmer than 30-year average	(15.5)%	10.5%

Weather conditions impact electric sales in Boston Edison's service area. The average daily temperature during the third quarter of 2004 was 69.4 degrees, as compared to 71.4 degrees in the same period of 2003. The comparative information above relates to cooling degree-days for the third quarter of 2004 and 2003 and the number of cooling degree-days in a "normal" third quarter period as represented by a 30-year average. A cooling"degree-day" is a unit measuring how much the outdoor mean temperature rises above (cooling degree-day) a base of 65 degrees. Each degree above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the third quarter of 2004 decreased $37.5 million, or 6.8%, from the same period in 2003, and consisted of the following major components:

(in thousands)	Three Months Ended September 30,		Increase/(Decrease)
	2004	2003	Amount	Percent

Retail distribution and transmission	$202,394	$217,889	$(15,495)	(7.1)%
Energy, transition and other	285,275	309,236	(23,961)	(7.7)%
Total retail revenues	487,669	527,125	(39,456)	(7.5)%
Wholesale revenues	4,540	4,302	238	5.5%
Other revenues	23,602	21,899	1,703	7.8%
Total revenues	$515,811 ======	$553,326 =======	$(37,515 ===== )	(6.8)% ====

Retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations. The decrease in total retail revenues primarily reflects the 2.8% decrease in retail MWH sales that was experienced throughout all customer sectors, the decrease in transmission rate and decreased revenue related to carrying costs impact of $5.3 million associated with the reconciliation rate adjustment mechanism associated with pension and PBOP.

Boston Edison's largest earnings sources are the revenues derived from distribution rates approved by the MDTE. The level of distribution revenues is affected by weather conditions and the economy. Weather conditions affect sales to Boston Edison's residential and small commercial customers. Economic conditions affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts. The energy supply revenues relate to customers being provided energy supply under either standard offer or default service. The retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings. The $24.0 million decrease in energy, transition and other revenues is primarily attributable to the lower recovery of energy costs due to the lower sales. The decrease is also due to lower rates for default service and standard offer rates due to an over-collection of energy costs in prior periods.

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

Other revenues were $23.6 million in the third quarter of 2004 compared to $21.9 million in the same period of 2003, an increase of $1.7 million, or 7.8%. The increase in other revenues primarily relates to increased rental revenue from electric property.

Operating expenses

Purchased power costs were $264.6 million in the third quarter of 2004 compared to $290.6 million in the same period of 2003, a decrease of $26.0 million, or 8.9%. The decrease is primarily due to the decrease in sales and the recognition of $11.2 million relating to the recovery of deferred standard offer and default service supply costs. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $56.2 million in the third quarter of 2004 compared to $67.7 million in the same period of 2003, a decrease of $11.5 million, or 17.0%. This decrease primarily reflects the recognition in 2003 of $10.4 million of pension and PBOP expenses resulting from an order received from the MDTE in the prior year and, to a lesser extent, lower labor costs and system maintenance costs.

Depreciation and amortization expense was $44.3 million in the third quarter of 2004 compared to $43.3 million in the same period of 2003, an increase of $1.0 million, or 2.3%. The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to merger costs to achieve.

Demand side management (DSM) and renewable energy programs expense was $11.9 million for the third quarter of both 2004 and 2003. The levels of these expenses are consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $19.2 million in the third quarter of 2004 compared to $18.4 million in the same period of 2003, an increase of $0.8 million, or 4.3%. This increase was due to higher overall municipal property taxes of $0.9 million. The overall level of municipal property taxes paid by Boston Edison has increased due to legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $40.3 million in the third quarter of 2004 compared to $40.5 million in the same period of 2003, a decrease of $0.2 million, or less than 1%, reflecting slightly lower pre-tax operating income in the third quarter of 2004.

Interest charges

Interest on long-term debt and transition property securitization certificates was $19.9 million in the third quarter of 2004 compared to $20.7 million in the same period of 2003, a decrease of $0.8 million, or 3.9%. The decrease in interest expense primarily reflects the absence in 2004 of $3.5 million in expense resulting from the retirement of Boston Edison's $181 million 7.8% Debentures on March 15, 2004 and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.3 million. Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison. Partially offsetting these interest declines was additional interest expense of $3.7 million related to the $300 million, 4.875% fixed-rate Debentures issued on April 16, 2004.

Short-term and other interest expense was $1.4 million in the third quarter of 2004 compared to $2.8 million in the same period of 2003, a decrease of $1.4 million, or 50.0%. The decrease in short-term and other interest expense relates to a lower average level of debt outstanding of $57.6 million as compared to $192.2 million for the third quarter of 2004 and 2003, respectively. The lower average level of debt outstanding decreased short-term borrowing costs by $329,000. In addition, there were reduced bank service fees and other charges ($0.5 million) resulting from a reduction in Boston Edison's revolving credit and a decrease in regulatory interest of $0.5 million due to a lower principal balance.

Results of Operations - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following section of MD&A compares the results of operations for the nine-month periods ended September 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Net income was $112.6 million for the first nine months of 2004 compared to $105.9 million for the same period in 2003. Factors that contributed to the $6.7 million, or 6.3% increase in 2004 net income include interest savings on the Company's outstanding indebtedness and the impact recorded in 2003 of $10.4 million of pension and PBOP expenses in accordance with the MDTE's order approving a reconciliation rate adjustment mechanism. These increases in net income were partially offset by lower revenues due to a lower transmission rate, higher expense for depreciation and property taxes.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Nine Months Ended September 30,
	2004	2003	% Change
Retail Electric Sales - MWH
Residential	3,231,519	3,257,365	(0.8%)
Commercial	7,231,868	7,050,111	2.6%
Industrial	964,996	963,022	0.2%
Other	102,984	103,631	(0.6%)
Total retail sales	11,531,367 =======	11,374,129 =======	1.4% =====

The 1.4% increase in retail MWH sales for the first nine months of 2004 reflects the cold winter weather earlier in the year and the mild summer weather in the third quarter. Electric sales reflect the impact of one additional day in 2004 due to the leap year.

In terms of customer sector characteristics, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes. Despite the overall milder weather in 2004, the increase in electric sales is attributable in part to the commercial sector where building expansion created the resulting additional energy use. Electric residential and commercial customers represented approximately 28% and 63%, respectively, of Boston Edison's total retail sales mix for the first nine months of 2004 and provided 37% and 56% of distribution revenues, respectively. Refer to the "Operating revenues" section below for a more detailed discussion. Industrial sales are primarily influenced by local economic conditions, and sales to these customers reflect an improving economic environment.

	2004	2003	Normal 30-Year Average
Heating degree-days	3,866	4,207	3,781
Percentage change from prior year	(8.1%)	24.4%
Percentage change from 30-year average	2.2%	11.3%

Cooling degree-days	632	755	769
Percentage change from prior year	(16.3%)	(20.9%)
Percentage change from 30-year average	(17.8%)	(1.8%)

Weather conditions impact electric sales in Boston Edison's service area. The comparative information above relates to heating and cooling degree-days for the first nine months of 2004 and 2003 and the number of degree-days in a "normal" nine-month period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature rises above (cooling degree-day) or falls below (heating degree-day) a base of 65 degrees. Each degree above or below the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first nine months of 2004 decreased $1.0 million, or 0.1%, from the same period in 2003, and consisted of the following major components:

(in thousands)	Nine Months Ended September 30,		Increase/(Decrease)
	2004	2003	Amount	Percent

Retail distribution and transmission	$492,915	$497,183	$(4,268)	(0.9)%
Energy, transition and other	748,248	745,753	2,495	0.3%
Total retail revenues	1,241,163	1,242,936	(1,773)	(0.1)%
Wholesale revenues	13,557	15,807	(2,250)	(14.2)%
Other revenues	66,994	63,950	3,044	4.8%
Total revenues	$1,321,714 =======	$1,322,693 =======	$(979 ====== )	(0.1) ===== %

Retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations. The decrease in total retail revenues reflects the decrease in transmission revenues due to a transmission rate decrease. This decrease was partly offset by the increase in distribution revenues due to the 1.4% increase in retail MWH sales.

Boston Edison's largest earnings sources are the revenues derived from distribution rates approved by the MDTE. The level of distribution revenues is affected by weather conditions and the economy. Weather conditions affect sales to Boston Edison's residential and small commercial customers. Economic conditions affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under either standard offer or default service. The retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings. The $2.5 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service offset by a decrease in standard offer rates due to an over-collection of energy costs in prior periods.

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

Other revenues were $67.0 million in the first nine months of 2004 compared to $64.0 million in the same period of 2003, an increase of $3.0 million, or 4.7%. Other revenues primarily relate to the increase in rental revenues from electric property.

Operating expenses

Purchased power costs were $678.9 million in the first nine months of 2004 compared to $683.1 million in the same period of 2003, a decrease of $4.2 million, or 0.6%. The decrease is primarily due to the recognition of $39.9 million relating to the recovery of deferred standard offer and default service supply costs, offset by higher costs of fuel. Boston Edison adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $166.7 million in the first nine months of 2004 compared to $172.6 million in the same period of 2003, a decrease of $5.9 million, or 3.4%. This decrease primarily reflects the recognition in 2003 of $10.4 million of pension and PBOP expenses resulting from an order received from the MDTE in the prior year and, to a lesser extent, lower labor costs.

Depreciation and amortization expense was $133.5 million in the first nine months of 2004 compared to $129.3 million in the same period of 2003, an increase of $4.2 million, or 3.2%. The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to merger costs to achieve.

Demand side management (DSM) and renewable energy programs expense was $34.4 million in the first nine months of 2004 compared to $34.6 million in the same period of 2003. The levels of these expenses are consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings other than incentive amounts earned by the company in return for increased customer participation.

Property and other taxes were $58.8 million in the first nine months of 2004 compared to $54.2 million in the same period of 2003, an increase of $4.6 million, or 8.5%. This increase was due to higher overall municipal property taxes of $4.2 million. The overall level of municipal property taxes paid by Boston Edison has increased due to legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $76.4 million in the first nine months of 2004 compared to $72.7 million in the same period of 2003, an increase of $3.7 million, or 5.1%, reflecting higher pre-tax operating income in the first nine months of 2004.

Interest charges

Interest on long-term debt and transition property securitization certificates was $58.6 million in the first nine months of 2004 compared to $65.2 million in the same period of 2003, a decrease of $6.6 million, or 10.1%. The decrease in interest expense primarily reflects the absence of $2.1 million of interest expense in 2004 resulting from the retirement of Boston Edison's $150 million 6.80% Debentures in March 2003, the retirement of Boston Edison's $181 million 7.8% Debentures on March 15, 2004 that lowered expense by $7.6 million and the lower principle balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $3.4 million. Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison. Partially offsetting these interest declines was additional interest expense of $6.7 million related to the $300 million, 4.875% Debenture, issued on April 16, 2004.

Short-term and other interest expense was $4.3 million in the first nine months of 2004 compared to $7.7 million in the same period of 2003, a decrease of $3.4 million, or 44.2%. The decrease in short-term and other interest expense relates to a reduction in bank service fees and other charges ($2.1 million) primarily resulting from a reduction in Boston Edison's revolving credit, and a decrease in regulatory interest of $1.1 million due to a lower principal balance.

In December 2003, Boston Edison filed a registration statement on Form S-3 with the SEC to allow Boston Edison to issue up to $500 million in debt securities. The registration became effective on January 9, 2004. On April 1, 2004, the MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005. On April 16, 2004, Boston Edison issued $300 million of ten-year fixed rate (4.875%) Debentures under this shelf registration. The net proceeds were used to repay outstanding short-term debt balances.

Item 4. Controls and Procedures

Boston Edison's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Boston Edison carried out an evaluation, under the supervision and with the participation of Boston Edison's management, including Boston Edison's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Boston Edison's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Boston Edison's disclosure controls and procedures were effective (1) to timely alert them to material information relating to Boston Edison's information required to be disclosed by Boston Edison in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the most recent fiscal quarter, there have been no changes in Boston Edison's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 5. Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2004:
Ratio of earnings to fixed charges	3.27
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.16

Item 6. Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:
Exhibit	12	-	Statement re Computation of Ratios

	12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2004

	12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2004

Exhibit	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

	31.1	-	Certification Statement of Chief Executive Officer of Boston Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	-	Certification Statement of Chief Financial Officer of Boston Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1	-	Certification Statement of Chief Executive Officer of Boston Edison Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	-	Certification Statement of Chief Financial Officer of Boston Edison Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: October 29, 2004	By	:/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer