Form 10-Q
period 2005-03-31
BOSTON EDISON CO
filed 2005-05-04
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The number of shares outstanding of the registrant’s class of common stock was 75 shares of Common Stock, par value $1, as of May 3, 2005.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended March 31, 2005

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 19

Item 4.	Controls and Procedures	19

Part II. Other Information:

Item 1.	Legal Proceedings	19

Item 5	Other Information	19

Item 6.	Exhibits	20

Signature		21

Important Shareholder Information

Boston Edison files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials Boston Edison has filed with the SEC on the SEC’s website at www.sec.gov.   Boston Edison is a wholly owned subsidiary of NSTAR.  Boston Edison is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to Boston Edison’s executive officers, senior officers, senior financial officers or directors can be accessed free of charge on Boston Edison’s website at www.nstaronline.com.  Copies of Boston Edison’s SEC filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8100..

Part I.  Financial Information
Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004

Operating revenues	$449,710	$399,956

Operating expenses:
Purchased power	258,820	213,407
Operations and maintenance	63,255	55,959
Depreciation and amortization	48,025	44,607
Demand side management and renewable
energy programs	11,924	12,021
Taxes - property and other	20,827	20,322
Income taxes	10,535	13,425

Total operating expenses	413,386	359,741

Operating income	36,324	40,215

Other income (deductions):
Other income, net	546	440
Other deductions, net	(168)	(56)
Total other income, net	378	384

Interest charges:
Long-term debt	13,340	11,773
Transition property securitization	7,329	7,583
Short-term debt and other	132	1,611
Allowance for borrowed funds used during construction (AFUDC)	(356)	(211)
Total interest charges	20,445	20,756

Net income	$16,257 ======	$19,843 =====

Per share data is not relevant because Boston Edison Company’s common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004

Balance at the beginning of the period	$566,161	$502,991
Add:
Net income	16,257	19,843
Subtotal	582,418	522,834
Deduct:
Dividends declared:
Common stock dividends to Parent	23,000	20,000
Preferred stock	490	490
Subtotal	23,490	20,490
Balance at the end of the period	$558,928 ======	$502,344 ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Assets

Utility plant in service, at original cost	$2,956,274	$2,944,725
Less: accumulated depreciation	673,602	677,398
	2,282,672	2,267,327
Construction work in progress	84,620	71,484
Net utility plant	2,367,292	2,338,811

Equity investments	8,881	9,037

Current assets:
Cash and cash equivalents	7,869	6,468
Restricted cash	4,943	3,616
Accounts receivable -
Affiliates	22,457	16,332
Other	178,520	167,157
Accrued unbilled revenues	27,403	28,444
Regulatory assets	278,949	188,862
Materials and supplies, at average cost	13,911	12,883
Income taxes	108,388	13,939
Other	101	131
Total current assets	642,541	437,832

Deferred debits:
Regulatory assets - power contracts	520,869	795,722
Regulatory assets - retiree benefit costs	2,832	2,930
Regulatory assets - other	649,126	457,502
Prepaid pension	293,126	297,746
Other	13,373	13,828
Total deferred debits	1,479,326	1,567,728

Total assets	$4,498,040 ========	$4,353,408 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	278,795	278,795
Retained earnings	558,928	566,161
Total common equity	837,723	844,956

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	851,664	851,547
Transition property securitization	506,313	308,748
Total long-term debt	1,357,977	1,160,295

Total capitalization	2,238,700	2,048,251

Current liabilities:
Transition property securitization	92,391	41,048
Long-term debt	100,275	100,687
Notes payable	76,000	46,500
Power contracts	122,624	121,033
Accounts payable	95,379	89,819
Deferred income taxes	15,877	16,662
Accrued interest	22,282	10,125
Other	33,552	30,389
Total current liabilities	558,380	456,263

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	768,491	664,261
Power contracts	539,529	795,722
Regulatory liability - cost of removal	156,307	155,497
Payable to affiliates	150,634	150,634
Other	85,999	82,780
Total deferred credits	1,700,960	1,848,894

Commitments and contingencies

Total capitalization and liabilities	$4,498,040 =======	$4,353,408 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$16,257	$19,843
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	48,156	44,607
Deferred income taxes	103,515	31,328
Allowance for borrowed funds used during construction	(356)	(211)
Effect of purchase power contract buy-out	(282,549)	-
Net changes in working capital	(180,295)	(9,712)
Deferred debits and credits	95,769	36,200
Net cash (used in) provided by operating activities	(199,503)	122,055

Investing activities:
Plant expenditures (excluding AFUDC)	(49,936)	(34,484)
Increase in restricted cash	(1,327)	-
Other investments	156	89
Net cash used in investing activities	(51,107)	(34,395)

Financing activities:
Transition property securitization redemptions	(16,592)	(17,901)
Long-term debt redemptions	(426)	(181,416)
Issuance of transition property securitization	265,500	-
Debt issue costs	(2,481)	-
Net change in notes payable	29,500	131,000
Dividends paid	(23,490)	(20,490)
Net cash provided by (used in) financing activities	252,011	(88,807)

Net increase (decrease) in cash and cash equivalents	1,401	(1,147)
Cash and cash equivalents at the beginning of the year	6,468	8,426
Cash and cash equivalents at the end of the period	$7,869 ========	$7,279 ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$8,728 ========	$16,314 ========

Income taxes	$1,344 ========	$5,463 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in Boston Edison Company's 2004 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC and BEC Funding II, LLC. NSTAR is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Boston Edison serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities. NSTAR's other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). NSTAR has a services company, NSTAR Electric & Gas Corporation (NSTAR Electric & Gas), that serves as the employer of substantially all NSTAR employees and that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

2. Basis of Presentation and Accounting

The financial information presented as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm. However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three-month periods ended March 31, 2005 and 2004 are not indicative of the results that may be expected for an entire year. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3. Pension and Other Postretirement Benefits

Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on the proportion of total direct labor charged to the Company.  During the three months ended March 31, 2005, Boston Edison contributed approximately $3 million to the Plan.  The company anticipates contributing approximately $32 million to the Plan over the remaining nine-months of 2005.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2005	2004
Service cost	$5.4	$4.9
Interest cost	14.2	14.0
Expected return on Plan assets	(18.4)	(17.3)
Amortization of transition obligation	-	0.1
Recognized actuarial loss	6.6	5.9
Amortization of prior service cost	(0.2)	(0.2)
Net periodic pension benefits cost	$7.6 ====	$7.4 ====

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits.

To fund these postretirement benefits, NSTAR, on behalf of Boston Edison and other NSTAR's subsidiaries, makes contributions to various VEBA trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

The funded status of the Plan cannot be presented separately for Boston Edison since the Company participates in the Plan trusts with other NSTAR's subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of Boston Edison and other subsidiaries of NSTAR.  During the three months ended March 31, 2005, NSTAR contributed approximately $2.8 million towards these benefits.  NSTAR anticipates contributing an additional $17 million for those benefits over the remaining nine months of 2005.

The net periodic postretirement benefits cost allocated to Boston Edison for the three months ended March 31, 2005 and 2004 were $4.0 million and $4.5 million, respectively.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program.  For employers like NSTAR, who currently provide retiree medical programs for eligible former employees over the age of 65, there are subsidies available that are inherent in the Act.  The Act entitles these employers to a direct tax-exempt federal subsidy.

In May 2004, the FASB provided guidance on the accounting for the effects of the Act. The guidance requires that, when an employer initially accounts for the effects of the Act, the impact on the accumulated postretirement benefits obligation (APBO) should be accounted for as an actuarial gain (assuming, no plan amendments are made).  In accordance with this provision, NSTAR's APBO was reduced by approximately $51 million in 2004.  In addition, since the subsidy affects the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost. NSTAR's adoption of the accounting guidance resulted in a reduction to the net periodic postretirement benefit cost of approximately $7 million in 2004 and is reflected as a component of net periodic postretirement benefits costs.  As required, NSTAR restated its net periodic postretirement benefits cost for the first two quarters of 2004.  However, due to the pension and other postretirement benefits rate reconciliation adjustment mechanism that went into effect on September 1, 2003 for NSTAR and its subsidiaries including Boston Edison, this reduction in cost does not have a material impact on Boston Edison's earnings.

4. New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated.  Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.  FIN 47 is effective for Boston Edison no later than the end of fiscal year 2005.  Boston Edison is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

Note B. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of March 31, 2005 and December 31, 2004, the estimated amount of the cost of removal included in regulatory liabilities was approximately $156.3 million and $155.5 million, respectively, based on the cost of removal component in current depreciation rates.

Note C. Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and DIG interpretations.  At March 31, 2005, Boston Edison does not have any contracts which must be classified as derivative instruments.  On March 1, 2005, Boston Edison closed on a securitization financing for $265.5 million to finance the buy-out of one contract that was classified as a derivative instrument at December 31, 2004.  The fair value of this one contract at December 31, 2004 was approximately $235 million and was therefore removed as a derivative instrument from Deferred credits - Power contracts, along with the offsetting regulatory asset, on the accompanying Condensed Consolidated Balance Sheets.  The securitization debt obligation was recorded along with an offsetting regulatory asset to reflect the future recovery of the debt obligation through its transition charge.

Note D.  Variable Interest Entities

In 2004, NSTAR created two wholly owned special purpose subsidiaries: BEC Funding II, LLC and CEC Funding, LLC, to undertake the sale of a combined $674.5 million in notes to a special purpose trust.  BEC Funding II, LLC, a subsidiary of Boston Edison, and CEC Funding, LLC, a subsidiary of ComElectric, issued $ 265.5 million and $409 million in notes, respectively, to the trust.  The trust was created by two Massachusetts state agencies. See Note G, Securitization, for more information.  As part of Boston Edison's assessment of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), Boston Edison separately reviewed the substance of BEC Funding II, LLC to determine if it is proper to consolidate this entity. Based on its review, Boston Edison has concluded that BEC Funding II, LLC is a variable interest entity and should be consolidated by Boston Edison.

Note E.  Service Quality Indicators

Service quality indicators are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the Massachusetts Department of Telecommunications and Energy (MDTE) concerning its performance as to the measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

Boston Edison monitors its service quality continuously to determine its contingent liability, and if it is probable that a liability has been incurred and is estimable, a liability would be accrued.  Annually, Boston Edison makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2005, Boston Edison filed its 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2004.  The MDTE will review this filing and will likely issue an order later in 2005.

As of March 31, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated an investigation into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this investigation or its impact.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $56.4 million and $56.8 million and corresponding net charges in accumulated deferred income taxes were recorded as of March 31, 2005 and December 31, 2004, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Boston Edison is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2005 and the actual effective income tax rate for the year ended December 31, 2004:

	2005	2004
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.3	4.3
Investment tax credits	(1.0)	(0.5)
Other	1.6	1.4
Effective tax rate	39.9 ===== %	40.2 ===== %

Note G.  Securitization

On March 1, 2005, two wholly owned subsidiaries of NSTAR, Boston Edison and ComElectric, each established a special purpose subsidiary, BEC Funding II, LLC and CEC Funding, LLC, respectively.  BEC Funding II, LLC issued $265.5 million and CEC Funding LLC issued $409 million in notes to a Massachusetts trust.  The trust, a special purpose trust created by two Massachusetts state agencies, then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE.  These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying maturities between 2008 and 2015.  Schedule semi-annual principal payments begin in September 2005.  Boston Edison used the net proceeds from this transaction to make liquidation payments required in connection with the termination of certain purchase power agreements.

Note H. Commitments and Contingencies

1. Environmental Matters

As of March 31, 2005, Boston Edison is involved in three state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. An estimate of approximately $0.2 million is included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2005 and December 31, 2004.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in ten multi-party disposal sites or third party claims associated with contamination remediation. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.3 million and $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively.

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

2.  Capital Spending Commitments

In the second quarter of 2005, Boston Edison began construction on a 345kV transmission line that would connect Stoughton, Massachusetts, a southern suburb of Boston, to South Boston.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the Northeast Massachusetts area.  This project is expected to be placed in service during the summer of 2006.  The cost of the project will be shared by all of New England based on ISO-NE's approval and will be recovered by Boston Edison through wholesale and retail transmission rates.  As of March 31, 2005, Boston Edison has contractual commitments of approximately $36 million related to this project.

3.  Regulatory and Legal Matters

a.  Regulatory matters

In December 2004, Boston Edison filed proposed transition rate adjustments for 2005, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2004.  The MDTE subsequently approved tariff for Boston Edison effective January 1, 2005.  The filing was updated in February 2005 to reflect final 2004 costs and revenues.  The filings are subject to annual review and reconciliation.

On December 1, 2003, Boston Edison filed its annual reconciliation report on its pension and PBOP rate adjustment mechanism.  Hearings were held during 2004.  Boston Edison anticipates an order during the first half of 2005.  Boston Edison cannot predict the overall timing and result of this order on its financial position or results of operations.  In December 2004, Boston Edison filed a preliminary annual reconciliation consistent with the terms of the rate adjustment mechanism.

b.  Locational Installed Capacity (LICAP)

On March 23, 2005, the FERC unanimously approved an ISO-New England plan to implement LICAP, a new market rule designed to compensate wholesale generators for their capacity with an implementation date of January 1, 2006.  The new LICAP rules require electric load serving entities (LSE), like Boston Edison, to procure capacity within the zones where load is served.  The current market structure allows capacity, located anywhere in New England, to count towards a LSE's obligation, regardless of load zone.  Boston Edison's service territory covers two of the five capacity zones in New England: Northeastern Massachusetts (NEMA) and Rest of Pool (ROP).  NEMA is import-constrained and could potentially see higher capacity prices than the ROP.  The majority of Boston Edison's customers are in the NEMA load zone.  At this point, it appears likely that Boston Edison's new 345kV transmission project will reduce transmission constraints causing capacity prices between NEMA and ROP to converge, which could ultimately render this locational aspect of LICAP a non-factor for Boston Edison customers.  However, since the new market rules require that a certain amount of capacity be procured in the NEMA zone, these requirements could impact pricing for capacity in the NEMA zone.  Additionally, much of the capacity in the NEMA zone has issued notice of its intent to file with the FERC for cost of service type agreements called Reliability Must Run agreements for the recovery of their costs prior to the implementation of LICAP.  The new LICAP rules are likely to increase overall capacity pricing levels in New England.  Since the New England market as a whole is currently in a surplus position, capacity currently trades at a relatively low price.  One of the goals of LICAP is to provide a higher level of compensation to generators than what is currently being earned in this surplus market.  Boston Edison is opposed to LICAP as this will likely increase the price of power to Boston Edison's customers.  As a result, Boston Edison has appealed the FERC's LICAP decision in federal court.  Additionally, while LICAP has been approved by FERC, the specific parameters of the capacity pricing mechanism are still part of a contested hearing at FERC.  A final decision on these matters is expected in the fall of 2005.   Boston Edison cannot predict the actual impact these changes will have on Boston Edison and its customers, but expects all costs incurred to be fully reconciled.

c.  Legal Proceedings

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison’s 2004 Annual Report on Form 10-K.

Executive Overview

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC and BEC Funding II, LLC. Boston Edison serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities.   Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's Wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC and BEC Funding II, LLC are special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  Boston Edison's core business is a traditional electric transmission and distribution company that focuses on consistent energy delivery to its customers.  Boston Edison's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Earnings.  Boston Edison’s earnings are impacted by fluctuations in unit sales of electric kWh, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which Boston Edison operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the quarter ended March 31, 2005 amounted to $16.3 million, as compared to $19.8 million, for the same period in 2004.

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

-	impact of continued cost control procedures on operating results
-	weather conditions that directly influence the demand for electricity and major storms
-	changes in tax laws, regulations and rates
-	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
-	prices and availability of operating supplies
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

-	changes in financial accounting and reporting standards
-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	impact of union contract negotiations
-	impact of uninsured losses
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	future economic conditions in the regional and national markets
-	ability to maintain current credit ratings, and
-	the impact of terrorist acts

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of Boston Edison's 2004 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers for those who choose not to buy energy from a competitive energy supplier.  This service has been provided through either standard offer or default service.  Standard offer service ended on February 28, 2005 and default service was renamed basic service.  Therefore, effective March 1, 2005, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2005 and December 31, 2004, customers of Boston Edison had approximately 32% and 25%, respectively, of their load requirements provided by competitive suppliers.

On December 21, 2004, the FERC issued an order approving Boston Edison's October 2004 request to modify its Open Access Transmission Tariff (OATT).  Effective January 1, 2005, Boston Edison is allowed to include 50 percent of construction work in progress in its rate base for transmission projects by including this amount in its local network service transmission rate formula.  The order requires Boston Edison to file annual reports of its long-term transmission plan.

b.  Service Quality Indicators

Service quality indicators are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the Massachusetts Department of Telecommunications and Energy (MDTE) concerning its performance as to the measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

Boston Edison monitors its service quality continuously to determine its contingent liability, and if it is probable that a liability has been incurred and is estimable, a liability would be accrued.  Annually, Boston Edison makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2005, Boston Edison filed its 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2004.  The MDTE will review this filing and will likely issue an order later in 2005.

As of March 31, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated an investigation into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this investigation or its impact.

Union Contract

Boston Edison does not have any employees.  All labor services are provided by employees of NSTAR Electric & Gas, a subsidiary service company of NSTAR.  NSTAR's contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 1,900 employees, expires on May 15, 2005.  Management and union officials are currently negotiating a new contract.  Management cannot predict the outcome of this negotiation.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Overview

Net income was $16.3 million for the quarter ended March 31, 2005 compared to $19.8 million for the same period in 2004.  Factors that contributed to the $3.5 million, or 17.7% decrease in 2005 earnings include:

-	Higher operating and maintenance expense due to costs associated with winter storms and costs associated with facilities consolidation.
-	Higher interest costs associated with more long-term debt outstanding

In the first quarter of 2005, Boston Edison closed on a securitization financing transaction in which Boston Edison received approximately $263.6 million in proceeds.  The proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended March 31,
	2005	2004	% Change
Retail Electric Sales - MWH
Residential	1,136,704	1,166,377	(2.5)
Commercial	2,438,122	2,361,911	3.2
Industrial	305,248	304,112	0.4
Other	38,551	40,380	(4.5)
Total retail sales	3,918,625 =======	3,872,780 =======	1.2 ===

The 1.2% increase in retail MWH sales in the first quarter of 2005 reflects, by customers sectors, an improvement of 3.2% in commercial sales offset somewhat by the decline of 2.5% in the residential sales sector due to the warmer temperatures, primarily in January and February.

In terms of customers sectors, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Despite the overall warmer winter weather in the first quarter of 2005, the increase in electric sales is attributable in part to commercial sector where building and expansions created the additional energy use, while residential electric sales declined due to the warmer weather.  Electric residential and commercial customers were approximately 29% and 62%, respectively, of Boston Edison’s total retail sales mix for the first quarter of 2005 and provided 47% and 47% of distribution revenues, respectively.  Refer to the “Operating revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a slight increase in industrial sales in the first quarter of 2005 compare to the same period in 2004.

	2005	2004	Normal 30-Year Average
Heating degree-days	3,033	3,077	2,870
Percentage change from prior year	(1.4%)	(3.3%)
Percentage change from 30-year average	5.7%	6.1%

Weather conditions impact electric sales in Boston Edison’s service area.  The comparative information above relates to heating degree-days for the first quarter of 2005 and 2004 and the number of degree-days in a “normal” first quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first quarter of 2005 increased $49.8 million, or 12.4%, from the same period in 2004, and consisted of the following major component changes:

(in thousands)	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	Amount	Percent

Retail distribution and transmission	$133,311	$136,218	$(2,907)	(2.1)%
Energy, transition and other	289,568	235,787	53,781	22.8%
Total retail revenues	422,879	372,005	50,874	13.7%
Wholesale revenues	2,932	4,799	(1,867)	(38.9)%
Other revenues	23,899	23,152	747	3.2%
Total revenues	$449,710 ======	$399,956 ========	$49,754 ======	12.4 ===== %

Retail distribution and transmission revenue decrease reflects the decrease in the average composite transmission rate partly offset by the increase in distribution revenues due to the 1.2% increase in retail MWH sales, substantially all in the commercial sector.

Boston Edison’s largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to Boston Edison’s residential and small commercial customers.  Economic conditions affect Boston Edison’s large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf.  These revenues are fully reconciled with the cost recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  The $53.8 million increase in energy, transition and other revenues is primarily attributable to higher rates for the procurement of energy and increased recovery of transition costs.

The decrease in wholesale revenues reflects the expiration of one wholesale power supply contract.  After October 31, 2005, Boston Edison anticipates it will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.

Other revenues primarily relate to the Company’s revenue from participants in the New England Regional Transmission Organization partly offset by a decrease in rental revenues from electric property from a generator in the Boston area for its interconnection to Boston Edison’s transmission system.

Operating expenses

Purchased power costs   were $258.8 million in the first quarter of 2005 compared to $213.4 million in the same period of 2004, an increase of $45.4 million, or 21.3%.  The increase is primarily due to the higher costs of procuring energy for our customers and increased sales.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $63.3 million in the first quarter of 2005 compared to $56.0 million in the same period of 2004, an increase of $7.3 million, or 13.0%.  This increase primarily reflects cost associated with winter storms and facilities consolidation.

Depreciation and amortization expense  was $48.0 million in the first quarter of 2005 compared to $44.6 million in the same period of 2004, an increase of $3.4 million, or 7.6%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to the higher amount of securitized assets.

Demand side management (DSM) and renewable energy programs expense     was $11.9 million in the first quarter of 2005 compared to $12.0 million in the same period of 2004, a decrease of $0.1 million, or 0.8%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $20.8 million in the first quarter of 2005 compared to $20.3 million in the same period of 2004, an increase of $0.5 million, or 2.5%.  This increase was primarily due to higher overall municipal property taxes caused primarily by increased property investments in our transmission and distribution system.

Income taxes   attributable to operations were $10.5 million in the first quarter of 2005 compared to $13.4 million in the same period of 2004, a decrease of $2.9 million, or 21.6%, reflecting lower pre-tax operating income in 2005.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $20.7 million in the first quarter of 2005 compared to $19.4 million in the same period of 2004, an increase of $1.3 million, or 6.7%.  The increase in interest expense primarily reflects:

-	Interest costs in 2005 of $3.7 million of $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004.
-

Additional interest costs associated with the issuance of new transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison.

These increases were partially offset by:

-	The absence in 2005 of expense of nearly $3 million related to the retirement of $181 million 7.80% Debentures on March 15, 2004.

Short-term and other interest expense  was $0.1 million in the first quarter of 2005 compared to $1.6 million in the same period of 2004, a decrease of $1.5 million, or 93.8%.  The decrease is primarily due to lower interest cost associated with regulatory deferrals of nearly $1.3 million due to lower balances, and lower short-term borrowing cost of $240,000 in 2005 due to lower average level of debt outstanding compared to the same period of 2004.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2005:
Ratio of earnings to fixed charges	3.05
Ratio of earnings to fixed charges and preferred stock dividend requirements	2.96

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2005

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2005

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: May 3, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer