Form 10-Q
period 2005-06-30
BOSTON EDISON CO
filed 2005-08-02
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	1-2301

Boston Edison Company
(Exact name of registrant as specified in its charter)

Massachusetts	04-1278810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Boylston Street, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant's class of common stock was 75 shares of Common Stock, par value $1, as of August 2, 2005.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended June 30, 2005

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 23

Item 4.	Controls and Procedures	23

Part II. Other Information:

Item 1.	Legal Proceedings	23

Item 5	Other Information	24

Item 6.	Exhibits	24

Signature		25

Important Shareholder Information

Boston Edison files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials Boston Edison has filed with the SEC on the SEC's website at www.sec.gov.   Boston Edison is a wholly owned subsidiary of NSTAR.  Boston Edison is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to Boston Edison's executive officers, senior officers, senior financial officers or directors can be accessed free of charge on Boston Edison's website at www.nstaronline.com.  Copies of Boston Edison's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8100.

Part I.  Financial Information

Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Six-Months Ended
	June 30		June 30
	2005	2004	2005	2004

Operating revenues	$442,959	$405,947	$892,669	$805,903

Operating expenses:
Purchased power	228,949	200,900	487,769	414,307
Operations and maintenance	63,489	54,610	126,744	110,569
Depreciation and amortization	53,973	44,522	101,998	89,129
Demand side management and renewable
energy programs	10,699	10,532	22,623	22,553
Taxes - property and other	19,165	19,220	39,992	39,542
Income taxes	18,170	22,690	28,705	36,115

Total operating expenses	394,445	352,474	807,831	712,215

Operating income	48,514	53,473	84,838	93,688

Other income (deductions):
Other income, net	1,366	1,019	1,912	1,454
Other deductions, net	(77)	(51)	(245)	(102)
Total other income, net	1,289	968	1,667	1,352

Interest charges:
Long-term debt	13,531	12,131	26,871	23,904
Transition property securitization	8,616	7,174	15,945	14,757
Short-term debt and other	300	1,312	432	2,923
Allowance for borrowed funds used during
construction (AFUDC)	(769)	(183)	(1,125)	(394)
Total interest charges	21,678	20,434	42,123	41,190

Net income	$28,125 =====	$34,007 ======	$44,382 ======	$53,850 =====

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Balance at the beginning of the period	$558,928	$502,344	$566,161	$502,991
Add:
Net income	28,125	34,007	44,382	53,850
Subtotal	587,053	536,351	610,543	556,841
Deduct:
Dividends declared:
Common stock dividends to Parent	23,000	23,000	46,000	43,000
Preferred stock	490	490	980	980
Subtotal	23,490	23,490	46,980	43,980
Balance at the end of the period	$563,563 =====	$512,861 =====	$563,563 ======	$512,861 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Assets

Utility plant in service, at original cost	$2,985,620	$2,944,725
Less: accumulated depreciation	675,860	677,398
	2,309,760	2,267,327
Construction work in progress	110,182	71,484
Net utility plant	2,419,942	2,338,811

Equity investments	9,150	9,037

Current assets:
Cash and cash equivalents	5,697	6,468
Restricted cash	4,943	3,616
Accounts receivable, net -
Affiliates	21,612	16,332
Other	193,061	167,157
Accrued unbilled revenues	45,767	28,444
Regulatory assets	228,923	188,862
Materials and supplies, at average cost	14,080	12,883
Income taxes	83,083	13,939
Other	2,181	131
Total current assets	599,347	437,832

Deferred debits:
Regulatory assets - power contracts	519,169	795,722
Regulatory assets - retiree benefit costs	909	2,930
Regulatory assets - other	635,085	457,502
Prepaid pension	315,796	297,746
Other	13,255	13,828
Total deferred debits	1,484,214	1,567,728

Total assets	$4,512,653 ========	$4,353,408 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	278,795	278,795
Retained earnings	563,563	566,161
Total common equity	842,358	844,956

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	850,167	851,547
Transition property securitization	506,312	308,748
Total long-term debt	1,356,479	1,160,295

Total capitalization	2,241,837	2,048,251

Current liabilities:
Transition property securitization	68,567	41,048
Long-term debt	101,512	100,687
Notes payable	142,500	46,500
Power contracts	124,215	121,033
Accounts payable	104,168	89,819
Deferred income taxes	14,992	16,662
Accrued interest	10,485	10,125
Other	39,968	30,389
Total current liabilities	606,407	456,263

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	761,670	664,261
Power contracts	517,110	795,722
Regulatory liability - cost of removal	156,583	155,497
Payable to affiliates	150,634	150,634
Other	78,412	82,780
Total deferred credits	1,664,409	1,848,894

Commitments and contingencies

Total capitalization and liabilities	$4,512,653 ========	$4,353,408 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$44,382	$53,850
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	102,259	89,129
Deferred income taxes	96,619	35,954
Allowance for borrowed funds used during construction	(1,125)	(394)
Effect of purchase power contract buy-out	(282,549)	-
Net changes in working capital	(135,159)	(47,176)
Deferred debits and credits	29,597	8,372
Net cash (used in) provided by operating activities	(145,976)	139,735

Investing activities:
Proceeds from sale of property	-	14,252
Plant expenditures (excluding AFUDC)	(124,162)	(79,718)
Increase in restricted cash	(1,327)	-
Other investments	(113)	270
Net cash used in investing activities	(125,602)	(65,196)

Financing activities:
Issuance of long-term debt	-	300,000
Issuance of transition property securitization	265,500	-
Debt issue costs	(2,481)	(1,851)
Transition property securitization redemptions	(40,417)	(35,317)
Redemptions of long-term debt	(815)	(181,815)
Net change in notes payable	96,000	(111,500)
Dividends paid	(46,980)	(43,980)
Net cash provided by (used in) financing activities	270,807	(74,463)

Net (decrease) increase in cash and cash equivalents	(771)	76
Cash and cash equivalents at the beginning of the year	6,468	8,426
Cash and cash equivalents at the end of the period	$5,697 ========	$8,502 ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$41,108 =======	$39,444 =======

Income taxes	$2,307 =======	$13,544 =======

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

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

Boston Edison Company ("Boston Edison" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC and BEC Funding II, LLC. NSTAR is a holding company engaged through its subsidiaries in the energy delivery business.  NSTAR serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Boston Edison serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities. NSTAR's other retail utility subsidiaries are Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (together with Boston Edison, collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). NSTAR has a services company, NSTAR Electric & Gas Corporation (NSTAR Electric & Gas), that serves as the employer of substantially all NSTAR employees and provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

2. Basis of Presentation and Accounting

The financial information presented as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm. However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not indicative of the results that may be expected for an entire year. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3. Pension and Other Postretirement Benefits

Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on the proportion of total direct labor charged to the Company. During the six months ended June 30, 2005, Boston Edison contributed approximately $31 million to the Plan.  The Company anticipates contributing approximately $4 million to the Plan over the remaining six months of 2005.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004
Service cost	$5.1	$4.7	$10.1	$9.4
Interest cost	13.9	14.5	27.7	29.0
Expected return on Plan assets	(18.6)	(17.7)	(37.2)	(35.4)
Amortization of transition obligation	-	0.1	-	0.2
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	6.3	6.6	12.7	13.2
Net periodic pension benefit cost	$6.5 =====	$8.0 =====	$12.9 =====	$16.0 ======

The net periodic pension costs for the six months ended June 30, 2005 and 2004 have been adjusted based on the actual actuarial study results.  For the three months ended June 30, 2005 and 2004, the net periodic pension benefit cost was (decreased)/increased by approximately ($1.1 million) and $0.6 million, respectively, to reflect the true-up to actual results.

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

The funded status of the Plan cannot be presented separately for Boston Edison since the Company participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of Boston Edison and other subsidiaries of NSTAR.  During the six months ended June 30, 2005, NSTAR contributed approximately $6 million towards these benefits.  NSTAR anticipates contributing an additional $14 million for those benefits over the remaining six months of 2005.

The net periodic postretirement benefits costs allocated to Boston Edison for the three and six-month periods ended June 30, 2005 were $3.4 million and $7.5 million, respectively, as compared to $3.9 million and $8.4 million, respectively, in the prior year.

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

4. New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47).  FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated.  Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the existence of the liability.  FIN 47 is effective for Boston Edison at December 31, 2005.  Boston Edison is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154).  This Standard changes the requirements for the accounting for and reporting of accounting changes and error corrections.  The Standard establishes retrospective application as the required method for reporting a change in accounting principle rather than reporting a cumulative effect of change in accounting principle.  Retrospective application requires the application of the new accounting principle to prior periods as if that principle had always been used.  SFAS 154 is effective for NSTAR for any accounting changes and corrections of errors made beginning January 1, 2006.

Note B. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of June 30, 2005 and December 31, 2004, the estimated amount of the cost of removal included in regulatory liabilities was approximately $156.6 million and $155.5 million, respectively, based on the cost of removal component in current depreciation rates.

Note C. Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and related interpretations.  At June 30, 2005, Boston Edison does not have any contracts which must be classified as derivative instruments.  On March 1, 2005, Boston Edison closed on a securitization financing for $265.5 million to finance the buy-out of one contract that was classified as a derivative instrument at December 31, 2004.  The fair value of this one contract at December 31, 2004 was approximately $235 million and was therefore removed as a derivative instrument from Deferred credits - Power contracts, along with the offsetting regulatory asset, on the accompanying Condensed Consolidated Balance Sheets.  The securitization debt obligation was recorded along with an offsetting regulatory asset to reflect the future recovery of the debt obligation through the Company’s transition charge.

Note D.  Variable Interest Entities

In 2004, NSTAR created two wholly owned special purpose subsidiaries: BEC Funding II, LLC and CEC Funding, LLC, to undertake the sale of a combined $674.5 million in notes to a special purpose trust.  BEC Funding II, LLC, a subsidiary of Boston Edison, and CEC Funding, LLC, a subsidiary of ComElectric, issued $265.5 million and $409 million in notes, respectively, to the trust.  The trust was created by two Massachusetts state agencies. See Note G, Securitization, for more information.  As part of Boston Edison's assessment of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), Boston Edison separately reviewed the substance of BEC Funding II, LLC to determine if it is proper to consolidate this entity. Based on its review, Boston Edison has concluded that BEC Funding II, LLC is a variable interest entity and should be consolidated by Boston Edison.

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

On March 1, 2005, Boston Edison filed its 2004 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2004.  The MDTE will review this filing and will likely issue an order later in 2005.

As of June 30, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated a proceeding into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this proceeding or its impact.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $55.9 million and $56.8 million and corresponding net charges in accumulated deferred income taxes were recorded as of June 30, 2005 and December 31, 2004, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Boston Edison is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2005 and the actual effective income tax rate for the year ended December 31, 2004:

	2005	2004
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.3	4.3
Investment tax credits	(0.7)	(0.5)
Other	1.5	1.4
Effective tax rate	40.1 ===== %	40.2 ===== %

Note G.  Securitization

On March 1, 2005, two wholly owned subsidiaries of NSTAR, Boston Edison and ComElectric, each established a special purpose subsidiary, BEC Funding II, LLC and CEC Funding, LLC, respectively.  BEC Funding II, LLC issued $265.5 million and CEC Funding LLC issued $409 million in notes to a special purpose trust created by two Massachusetts state agencies.  The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE.  These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015.  Scheduled semi-annual principal payments begin in September 2005.  Boston Edison used the net proceeds from this transaction to make liquidation payments required in connection with the termination of certain purchase power agreements.

Note H. Commitments and Contingencies

1. Environmental Matters

As of June 30, 2005, Boston Edison is involved in three state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. Boston Edison is required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. An estimate of approximately $0.2 million is included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2005 and December 31, 2004.

In addition to the MCP sites, Boston Edison also faces possible liability as a result of involvement in ten multi-party disposal sites or third party claims associated with contamination remediation. Boston Edison generally expects to have only a small percentage of the total potential liability for these sites.

During the second quarter of 2005,the Massachusetts Supreme Judicial Court (SJC) issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's opinion reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  The burden of proof is now on Boston Edison to prove what portion of the environmental costs for which it is not responsible.  Boston Edison believes that it has meritorious defenses to offset a portion of the costs.  As a result, Boston Edison will vigorously attempt to recover all amounts from the other responsible third parties, including recovery from its insurance carrier.  Currently, Boston Edison has received a settlement offer from the plaintiffs and is currently assessing all of its options and rights. Based on a review of the current facts and circumstances with outside counsel, management has provided for what it believes to be a reasonable estimate of the potential loss exposure for this matter.

Asof June 30, 2005 and December 31, 2004, Boston Edison had reserves of $10.3 million and $3.4 million, respectively, for all potential environmental sites, including this specific site.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  Boston Edison recorded an asset in the second quarter that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on Boston Edison's results of operation, cash flows or its financial position.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or Boston Edison's responsibilities for such sites evolve or are resolved. Boston Edison's ultimate liability for future environmental remediation costs may vary from these estimates. Based on Boston Edison's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, Boston Edison does not believe that these environmental remediation costs will have a material adverse effect on Boston Edison's consolidated financial position, results of operations or cash flows.

2.  Capital Spending Commitments

In the second quarter of 2005, Boston Edison began construction of a substation in Stoughton, Massachusetts and a 345kV transmission line that would connect the substation to South Boston.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the Northeast Massachusetts area.  This project is expected to be placed in service during the summer of 2006.  A substantial portion of this project will be shared by all of New England based on ISO-NE's approval and will be recovered by Boston Edison through wholesale and retail transmission rates.  As of June 30, 2005, Boston Edison has contractual commitments of approximately $34 million related to this project.

3.  Regulatory and Legal Matters

a.  Regulatory matters

In December 2004, Boston Edison filed proposed transition rate adjustments for 2005, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2004.  The MDTE subsequently approved tariffs for Boston Edison effective January 1, 2005.  The filing was updated in February 2005 to reflect final 2004 costs and revenues.  The filing is subject to annual review and reconciliation.

On December 1, 2003, Boston Edison filed its annual reconciliation report on its pension and PBOP rate adjustment mechanism.  Hearings were held during 2004.   On June 29, 2005, the MDTE issued their order approving Boston Edison's reconciliation report.  In December 2004, Boston Edison filed its annual reconciliation consistent with the rate adjustment mechanism.

As previously disclosed, a joint return on equity (ROE) filing was made by participating New England Transmission Owners, including NSTAR Electric, with the Federal Energy Regulatory Commission (FERC).  Among other things, the filing requested an increase in the base ROE component of regional and local transmission rates to a single ROE of 12.8% for all regional and local transmission rates, a 50 basis point adder to reward RTO participation, and a 100 basis point increase in regional rates as an incentive to build new transmission facilities.  FERC accepted the 50 basis point adder, and set for hearing the base ROE and the 100 basis point incentive adder for new transmission.  Settlement negotiations before an administrative law judge were unsuccessful and hearings were held in 2005.  As a result of these hearings, on May 27, 2005, an initial decision was reached.  The judge found that the base ROE should be 10.72% and that the 100 basis point adder for new transmission facilities should only apply to projects where innovative and less expensive technology is used.  Appeal briefs by all parties, including the Transmission Owners, were filed on June 27, 2005.  FERC still needs to review the judge's findings and recommendations and make a final determination.

b.  Locational Installed Capacity (LICAP)

On March 23, 2005, the FERC unanimously approved an ISO-New England plan to implement LICAP, a new market rule designed to compensate wholesale generators for their capacity with an implementation date of January 1, 2006.  The new LICAP rules require electric load serving entities (LSE), like Boston Edison, to procure capacity within the zones where load is served.  The current market structure allows capacity, located anywhere in New England, to count towards a LSE's obligation, regardless of load zone.  Boston Edison's service territory covers two of the five capacity zones in New England: Northeastern Massachusetts (NEMA) and Rest of Pool (ROP).  NEMA is import-constrained and could potentially see higher capacity prices than the ROP.  The majority of Boston Edison's customers are in the NEMA load zone.  At this point, it appears likely that Boston Edison's new 345kV transmission project will reduce transmission constraints causing capacity prices between NEMA and ROP to converge, which could ultimately render this locational aspect of LICAP a non-factor for Boston Edison customers.  However, since the new market rules require that a certain amount of capacity be procured in the NEMA zone, these requirements could impact pricing for capacity in the NEMA zone.  Additionally, much of the capacity in the NEMA zone has issued notice of its intent to file with the FERC for cost of service type agreements called Reliability Must Run agreements for the recovery of their costs prior to the implementation of LICAP.  The new LICAP rules are likely to increase overall capacity pricing levels in New England.  Since the New England market as a whole is currently in a surplus position, currently capacity trades at a relatively low price.  One of the goals of LICAP is to provide a higher level of compensation to generators than what is currently being earned in this surplus market.  Boston Edison is opposed to LICAP as this will likely increase the price of power to Boston Edison's customers.  As a result, Boston Edison has appealed the FERC's LICAP decision in federal court.  Additionally, while LICAP has been approved by FERC, the specific parameters of the capacity pricing mechanism are still part of a contested hearing at FERC.  A final decision on these matters is expected in the fall of 2005.   Boston Edison cannot predict the actual impact these changes will have on Boston Edison and its customers, but expects all costs incurred to be fully reconcilable.

c.  Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in Note H, Part 1, "Environmental Matters."   Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison's 2004 Annual Report on Form 10-K.

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

Earnings.  Boston Edison's earnings are impacted by fluctuations in unit sales of electric kWh, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which Boston Edison operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and six-month periods ended June 30, 2005 amounted to $28.1 million and $44.4 million, respectively, as compared to $34.0 million and $53.9 million for the same periods in 2004.

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

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  Prior to March 2005, this service was provided through either standard offer or default service.  Standard offer service ended on February 28, 2005 and default service was renamed basic service.  Therefore, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of June 30, 2005 and December 31, 2004, customers of Boston Edison had approximately 31% and 25%, respectively, of their load requirements provided by competitive suppliers.

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

b.  Service Quality Indicators

Service quality indicators are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the MDTE concerning its performance as to the measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

On March 1, 2005, Boston Edison filed its 2004 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2004.  The MDTE will review this filing and will likely issue an order later in 2005.

As of June 30, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated a proceeding into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this proceeding or its impact.

Union Contract

Boston Edison does not have any employees.  All labor services are provided by employees of NSTAR Electric & Gas Corporation, a subsidiary services company of NSTAR.  NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, expired on May 15, 2005.  After a three week strike, on May 29, 2005, NSTAR management and union officials agreed upon a new four year contract through June 1, 2009.  The union members, which represent approximately 1,900 employees, ratified the contract on May 31, 2005.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended June 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Overview

Net income was $28.1 million for the quarter ended June 30, 2005 compared to $34 million for the same period in 2004.  Factors that contributed to the $5.9 million, or 17.4% decrease in 2005 earnings include:

-	Higher operations and maintenance expense due to incremental costs associated with a strike by union employees and a net increase of approximately $5 million for environmental costs
-	Higher interest costs associated with greater long-term debt outstanding
-	Lower revenues due to cooler weather that resulted in lower demand revenues

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended June 30,
	2005	2004	% Change
Retail Electric Sales - MWH
Residential	987,654	981,305	0.6
Commercial	2,285,288	2,346,716	(2.6)
Industrial	308,793	323,898	(4.7)
Other	30,441	30,887	(1.4)
Total retail sales	3,612,176 =======	3,682,806 =======	(1.9 === )

The 1.9% decrease in retail MWH sales in the second quarter of 2005 reflects cooler temperatures than in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall cooler spring weather in the second quarter of 2005, contributed to decreased energy use.  Electric residential and commercial customers were approximately 27% and 63%, respectively, of Boston Edison's total retail sales mix for the second quarter of 2005 and provided 38% and 55% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a slight increase in industrial sales in the second quarter of 2005 compared to the same period in 2004.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	876	788	847
Percentage colder (warmer) than prior year	11.2%	(23.3)%
Percentage colder (warmer) than 30-year average	3.4%	(7.0)%

Cooling degree-days	182	131	175
Percentage warmer than prior year	38.9%	35.1%
Percentage warmer (cooler) than 30-year average	4.0%	(25.6)%

The comparative information above relates to heating and cooling degree-days for the second quarter of 2005 and 2004 and the number of degree-days in a "normal" second quarter as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the second quarter of 2005 increased $37.0 million, or 9.1%, from the same period in 2004, and consisted of the following major component changes:

(in thousands)	Three Months Ended		Increase/(Decrease)
	June 30,
	2005	2004	Amount	Percent

Retail distribution and transmission	$148,757	$154,303	$(5,546)	(3.6)%
Energy, transition and other	268,566	227,186	41,380	18.2%
Total retail revenues	417,323	381,489	35,834	9.4%
Wholesale revenues	2,725	4,218	(1,493)	(35.4)%
Other revenues	22,911	20,240	2,671	13.2%
Total revenues	$442,959 ======	$405,947 =======	$37,012 ======	9.1%

The decrease in retail distribution and transmission revenues primarily lower reflect MWH sales, substantially all in the commercial sector as well as lower demand revenues.

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to Boston Edison's residential and small commercial customers.  Economic conditions affect Boston Edison's large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf.  These revenues are fully reconciled with the cost recognized by the Company and, as a result, do not have an effect on the Company's earnings.  Other revenues primarily relate to the Company's ability to effectively reduce stranded costs (mitigation incentive).  The $41.4 million increase in energy, transition and other revenues is primarily attributable to higher rates for the procurement of energy for customers.

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

Other revenues primarily relate to the Company's revenue from participants in the New England Regional Transmission Organization partly offset by a decrease in rental revenues from electric property from a generator in the Boston area for its interconnection to Boston Edison's transmission system.

Operating expenses

Purchased power costs   were $229.0 million in the second quarter of 2005 compared to $200.9 million in the same period of 2004, an increase of $28.1 million, or 14.0%.  The increase is primarily due to the higher costs of procuring energy for our customers.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $63.5 million in the second quarter of 2005 compared to $54.6 million in the same period of 2004, an increase of $8.9 million, or 16.3%.  This increase primarily reflects a $5 million net increase related to an environmental site, incremental costs associated with a strike by union employees and higher employee expenses.

Depreciation and amortization expense  was $54.0 million in the second quarter of 2005 compared to $44.5 million in the same period of 2004, an increase of $9.5 million, or 21.3%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to the higher amount of securitized assets.

Demand side management (DSM) and renewable energy programs expense   was $10.7 million in the second quarter of 2005 compared to $10.5 million in the same period of 2004, an increase of $0.2 million, or 1.9%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $19.2 million in the second quarter of 2005 compared to $19.2 million in the same period of 2004.  These costs reflect municipal property taxes representing property investments in our transmission and distribution system and payroll taxes.

Income taxes   attributable to operations were $18.2 million in the second quarter of 2005 compared to $22.7 million in the same period of 2004, a decrease of $4.5 million, or 19.8%, reflecting lower pre-tax operating income in 2005.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $22.1 million in the second quarter of 2005 compared to $19.3 million in the same period of 2004, an increase of $2.8 million, or 14.5%.  The increase in interest expense primarily reflects:

-	Higher interest costs in 2005 of $650,000 on $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004
-

Additional interest costs associated with the issuance of new transition property securitization.  Securitization interest represents interest on securitization notes of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison.

Short-term and other interest expense  was $0.3 million in the second quarter of 2005 compared to $1.3 million in the same period of 2004, a decrease of $1.0 million, or 76.9%.  The decrease is primarily due to nearly $1.5 million in lower interest costs associated with lower regulatory deferrals.  This is partially offset by higher short-term borrowing costs of $0.5 million in 2005 due to higher average level of debt outstanding compared to the same period of 2004 as well as a 196 basis point increase in interest rates.

Results of Operations

The following section of MD&A compares the results of operations for each of the six-month periods ended June 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Overview

Net income was $44.4 million for the six-month period ended June 30, 2005 compared to $53.9 million for the same period in 2004.  Factors that contributed to the $9.5 million, or 17.6% decrease in 2005 earnings include:

-

Higher operating and maintenance expense due to costs associated with winter storms, costs associated with facilities consolidation, costs associated with an environmental site and a strike by union employees

-	Higher interest costs associated with more debt outstanding

These decreases were partially offset by:

-	Recognition of MDTE-approved incentive entitlements for the Company successfully lowering transition charges (approximately $12.2 million)
-	Higher electric transmission rates due to regulatory approval of allowing a return on transmission projects ($2.6 million)
-	Regulatory approval of an incentive entitlement resulting from the Company's demand-side management programs ($0.6 million)

On March 1, 2005, Boston Edison closed on a securitization financing transaction in which it received approximately $263.6 million in net proceeds.  The proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Six Months Ended
	June 30,
	2005	2004	% Change

Residential	2,124,358	2,147,682	(1.1)
Commercial	4,723,410	4,708,627	0.3
Industrial	614,041	628,010	(2.2)
Other	68,992	71,267	(3.2)
Total retail sales	7,530,801 =======	7,555,586 =======	(0.3) ===

The 0.3% decrease in retail MWH sales in the first half of 2005 primarily reflects cooler temperatures in April and May resulting in lower air conditioning use, combined with the warmer temperatures in January and February that caused lower usage from heating equipment.  These decreases were partially offset in the month of June when warmer temperatures resulted in greater air conditioning use when compared to the same period in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Despite the overall warmer weather in the first half of 2005, the decrease in total electric sales was offset in part by the commercial sector where building and expansions created the additional energy use.  Electric residential and commercial customers represented approximately 28% and 63%, respectively, of Boston Edison's total retail sales mix for the first half of 2005 and provided 42% and 51% of distribution revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect an inconsistent economic environment and decreased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	3,943	3,797	3,654
Percentage colder (warmer) than prior year	3.8%	(9.0)%
Percentage colder than 30-year average	7.9%	3.9%

Cooling degree-days	182	131	176
Percentage warmer than prior year	38.9%	35.1%
Percentage warmer (cooler) than 30-year average	3.4%	(25.6)%

Weather conditions impact electric sales in Boston Edison's service area.  The comparative information above relates to heating and cooling degree-days for the first half of 2005 and 2004 and the number of degree-days in a "normal" first half-year as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first six months of 2005 increased $86.8 million, or 10.8%, from the same period in 2004, and consisted of the following major component changes:

(in thousands)	Six Months Ended		Increase/(Decrease)
	June 30,
	2005	2004	Amount	Percent

Retail distribution and transmission	$282,068	$290,521	$(8,453)	(2.9)%
Energy, transition and other	558,134	462,973	95,161	20.6%
Total retail revenues	840,202	753,494	86,708	11.5%
Wholesale revenues	5,657	9,017	(3,360)	(37.3)%
Other revenues	46,810	43,392	3,418	7.9%
Total revenues	$892,669 ======	$805,903 =======	$86,766 ======	10.8 ===== %

The decrease in retail distribution and transmission revenues primarily reflects the decrease in retail kWh sales, primarily in the industrial sector.

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to Boston Edison's residential and small commercial customers.  Economic conditions affect Boston Edison's large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf.  These revenues are fully reconciled with the cost recognized by the Company and, as a result, do not have an effect on the Company's earnings.  The $95.2 million increase in energy, transition and other revenues is primarily attributable to higher rates for the procurement of energy and increased recovery of transition costs.

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

The increase in other revenues primarily relates to the Company's revenue from participants in the New England Regional Transmission Organization partly offset by a decrease in rental revenues from electric property from a generator in the Boston area for its interconnection to Boston Edison's transmission system.

Operating expenses

Purchased power costs   were $487.8 million in the first six months of 2005 compared to $414.3 million in the same period of 2004, an increase of $73.5 million, or 17.7%.  The increase is primarily due to the higher costs of procuring energy for our customers.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $126.7 million in the first six months of 2005 compared to $110.6 million in the same period of 2004, an increase of $16.1 million, or 14.6%.  This increase primarily reflects cost associated with a strike by union employees, a net increase to an environmental reserve, winter storms, facilities consolidation and employee costs.

Depreciation and amortization expense  was $102.0 million in the first six months of 2005 compared to $89.1 million in the same period of 2004, an increase of $12.9 million, or 14.5%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to the higher amount of securitized assets.

Demand side management (DSM) and renewable energy programs expense   was $22.6 million in the first six months of 2005 compared to $22.6 million in the same period of 2004, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $40.0 million in the first six months of 2005 compared to $39.5 million in the same period of 2004, an increase of $0.5 million, or 1.3%.  This increase was primarily due to higher payroll taxes and to a lesser extent, increased municipal property taxes caused primarily by increased property investments in our transmission and distribution system.

Income taxes   attributable to operations were $28.7 million in the first six months of 2005 compared to $36.1 million in the same period of 2004, a decrease of $7.4 million, or 20.5%, reflecting lower pre-tax operating income in 2005.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $42.8 million in the first six months of 2005 compared to $38.7 million in the same period of 2004, an increase of $4.1 million, or 10.6%.  The increase in interest expense primarily reflects:

-	Higher interest costs in 2005 of $4.3 million of $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004
-

Additional interest costs associated with the issuance of new transition property securitization.  Securitization interest represents interest on securitization notes of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison.

These increases were partially offset by:

-	The absence in 2005 of expense of nearly $3 million related to the retirement of $181 million 7.80% Debentures on March 15, 2004

Short-term and other interest expense  was $0.4 million in the first six months of 2005 compared to $2.9 million in the same period of 2004, a decrease of $2.5 million, or 86.2%.  The decrease is primarily due to nearly $2.8 million in lower interest costs associated with lower regulatory deferrals and lower short-term borrowing costs of $300,000 in 2005 due to a lower average level of debt outstanding compared to the same period of 2004.

Other events

During May 2005, Boston Edison issued a $7.5 million standby letter of credit to the general contractor of Boston Edison's 345kV project.  The amount of the standby letter of credit reduces to $4.5 million on February 1, 2006.  The contractor will be able to draw upon the letter of credit if Boston Edison does not comply with the payment terms of the Construction Agreement, signed by both parties.  NSTAR believes that it is remote that the standby letter of credit will be used.

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

Part II -- Other Information

Item 1. Legal Proceedings

In the normal course of its business, Boston Edison and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in the Condensed Consolidated Financial Statements, Note H, Part 1, "Environmental Matters."   Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2005:
Ratio of earnings to fixed charges	2.97
Ratio of earnings to fixed charges and preferred stock dividend requirements	2.88

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:
Exhibit	12	-	Statement re Computation of Ratios

	12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2005

	12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2005

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

	31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit	99	-	Additional Exhibits

	99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: August 2, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer