Form 10-Q
period 2005-09-30
BOSTON EDISON CO
filed 2005-11-09
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The number of shares outstanding of the registrant's class of common stock was 75 shares of Common Stock, par value $1, as of November 1, 2005.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended September 30, 2005

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 24

Item 4.	Controls and Procedures	24

Part II. Other Information:

Item 1.	Legal Proceedings	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signature		26

Important Shareholder Information

Boston Edison Company files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials Boston Edison has filed with the SEC on the SEC's website at www.sec.gov.   Boston Edison is a wholly owned subsidiary of NSTAR.  Boston Edison is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, its Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and its Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to Boston Edison's executive officers, senior officers, senior financial officers or directors can be accessed free of charge on Boston Edison's website at www.nstaronline.com.  Copies of Boston Edison's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8100.

Part I.  Financial Information

Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenues	$588,307	$515,811	$1,480,976	$1,321,714

Operating expenses:
Purchased power	316,114	264,635	803,883	678,942
Operations and maintenance	56,728	56,159	183,472	166,728
Depreciation and amortization	53,850	44,327	155,848	133,456
Demand side management and renewable
energy programs	12,817	11,890	35,440	34,443
Taxes - property and other	18,935	19,242	58,927	58,784
Income taxes	44,353	40,324	73,058	76,439

Total operating expenses	502,797	436,577	1,310,628	1,148,792

Operating income	85,510	79,234	170,348	172,922

Other income (deductions):
Other income, net	862	673	2,774	2,127
Other deductions, net	(183)	(59)	(428)	(161)
Total other income, net	679	614	2,346	1,966

Interest charges:
Long-term debt	13,649	13,053	40,520	36,957
Transition property securitization	8,471	6,845	24,416	21,602
Short-term debt and other	499	1,379	931	4,302
Allowance for borrowed funds used during
construction (AFUDC)	(696)	(178)	(1,821)	(572)
Total interest charges	21,923	21,099	64,046	62,289

Net income	$64,266 =====	$58,749 ======	$108,648 ======	$112,599 =====

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at the beginning of the period	$563,563	$512,861	$566,161	$502,991
Add:
Net income	64,266	58,749	108,648	112,599
Subtotal	627,829	571,610	674,809	615,590
Deduct:
Dividends declared:
Common stock dividends to Parent	23,000	26,000	69,000	69,000
Preferred stock	490	490	1,470	1,470
Subtotal	23,490	26,490	70,470	70,470
Balance at the end of the period	$604,339 =====	$545,120 =====	$604,339 ======	$545,120 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Assets

Utility plant in service, at original cost	$3,031,384	$2,944,725
Less: accumulated depreciation	688,029	677,398
	2,343,355	2,267,327
Construction work in progress	138,479	71,484
Net utility plant	2,481,834	2,338,811

Equity investments	9,112	9,037

Current assets:
Cash and cash equivalents	9,708	6,468
Restricted cash	4,943	3,616
Accounts receivable, net -
Affiliates	13,483	16,332
Other	192,429	167,157
Accrued unbilled revenues	45,520	28,444
Regulatory assets	231,093	188,862
Materials and supplies, at average cost	14,772	12,883
Income taxes	14,031	13,939
Other	2,280	131
Total current assets	528,259	437,832

Deferred debits:
Regulatory assets - power contracts	496,210	795,722
Regulatory asset - goodwill	432,048	-
Regulatory assets - other	592,219	460,432
Prepaid pension	313,321	297,746
Other	12,317	13,828
Total deferred debits	1,846,115	1,567,728

Total assets	$4,865,320 ========	$4,353,408 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock (Note I)	597,843	278,795
Retained earnings	604,339	566,161
Total common equity	1,202,182	844,956

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	850,274	851,547
Transition property securitization	455,424	308,748
Total long-term debt	1,305,698	1,160,295

Total capitalization	2,550,880	2,048,251

Current liabilities:
Transition property securitization	91,126	41,048
Long-term debt	101,100	100,687
Notes payable	18,000	46,500
Power contracts	125,807	121,033
Accounts payable	153,616	89,819
Deferred income taxes	19,127	16,662
Accrued interest	21,815	10,125
Other	43,231	30,389
Total current liabilities	573,822	456,263

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	907,389	664,261
Power contracts	494,001	795,722
Regulatory liability - cost of removal	157,882	155,497
Payable to affiliates	150,634	150,634
Other	30,712	82,780
Total deferred credits	1,740,618	1,848,894

Commitments and contingencies

Total capitalization and liabilities	$4,865,320 ========	$4,353,408 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005		2004
Operating activities:
Net income	$108,648		$112,599
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	155,848		133,456
Deferred income taxes	72,290		22,320
Allowance for borrowed funds used during construction	(1,821)		(572)
Effect of purchase power contract buy-out	(282,549)		-
Deferred debits and credits	41,504		51,049
Net changes in working capital	15,535		(63,740)
Net cash provided by operating activities	109,455		255,112

Investing activities:
Plant expenditures (excluding AFUDC)	(199,256)		(125,770)
Proceeds from sale of property	-		14,252
Increase in restricted cash	(1,327)		-
Other investments	(75)		448
Net cash used in investing activities	(200,658)		(111,070)

Financing activities:
Issuance of long-term debt	-		300,000
Issuance of transition property securitization	265,500		-
Debt issue costs	(2,481)		(1,851)
Transition property securitization redemptions	(68,746)		(51,166)
Redemptions of long-term debt	(860)		(182,234)
Net change in notes payable	(28,500)		(137,500)
Dividends paid	(70,470)		(70,470)
Net cash provided by (used in) financing activities	94,443		(143,221)

Net increase in cash and cash equivalents	3,240		821
Cash and cash equivalents at the beginning of the year	6,468		8,426
Cash and cash equivalents at the end of the period	$9,708 ========		$9,247 ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$51,898 =======		$46,950 =======
Non-cash capital transfer (Note I)	$319,000 =======	$	- =======
Deferred debit regulatory asset - goodwill (Note I)	$270,554 =======	$	- =======
Income taxes paid/(refunded)	$2,373 =======		$(15,917 ======= )

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

2. Basis of Presentation and Accounting

The financial information presented as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm. However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not indicative of the results that may be expected for an entire year. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3. Pension and Other Postretirement Benefits

Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on the proportion of total direct labor charged to the Company. During the nine months ended September 30, 2005, Boston Edison contributed approximately $35 million to the Plan.  The Company does not currently anticipate contributing additional amounts to the Plan over the remaining three months of 2005.

SFAS No. 132R, "Employers" Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Service cost	$5.1	$4.7	$15.2	$14.1
Interest cost	13.9	14.5	41.6	43.5
Expected return on Plan assets	(18.6)	(17.7)	(55.8)	(53.1)
Amortization of transition obligation	-	0.1	-	0.3
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized actuarial loss	6.3	6.6	19.0	19.8
Net periodic pension benefit cost	$6.5 =====	$8.0 =====	$19.4 =====	$24.0 ======

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits.

To fund these postretirement benefits, NSTAR, on behalf of Boston Edison and other NSTAR subsidiaries, makes contributions to various VEBA trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

The funded status of the Plan cannot be presented separately for Boston Edison since the Company participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of Boston Edison and other subsidiaries of NSTAR.  During the nine months ended September 30, 2005, NSTAR contributed approximately $16 million towards these benefits.  NSTAR anticipates contributing an additional $4 million for these benefits over the remaining three months of 2005.

The net periodic postretirement benefits costs allocated to Boston Edison for the three and nine-month periods ended September 30, 2005 were $4.4 million and $11.9 million, respectively, as compared to $1.9 million and $10.3 million, respectively, in the prior year.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program. For employers like NSTAR, who currently provide retiree medical programs for eligible former employees over the age of 65, there are subsidies available that are contained in the Act. The Act entitles these employers to a direct tax-exempt federal subsidy.

In May 2004, the FASB provided guidance on the accounting for the effects of the Act. The guidance requires that, when an employer initially accounts for the effects of the Act, the impact on the accumulated postretirement benefits obligation (APBO) should be accounted for as an actuarial gain (assuming, no plan amendments are made).  In accordance with this provision, NSTAR's APBO was reduced by approximately $51 million in 2004.  In addition, since the subsidy affects the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost. NSTAR's adoption of the accounting guidance resulted in a reduction to the net periodic postretirement benefit cost of approximately $7 million in 2004 and is reflected as a component of net periodic postretirement benefits costs.  As required, NSTAR restated its net periodic postretirement benefits cost for the first two quarters of 2004.  However, due to the pension and other postretirement benefits rate reconciliation adjustment mechanism that went into effect on September 1, 2003 for NSTAR and its subsidiaries including Boston Edison, this reduction in cost does not have an impact on Boston Edison's earnings.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154).  This Standard is effective January 1, 2006 and it changes the requirements for the accounting for and reporting of accounting changes and error corrections.  The Standard establishes retrospective application as the required method for reporting a change in accounting principle rather than reporting a cumulative effect of change in accounting principle.  Retrospective application requires the application of the new accounting principle to prior periods as if that principle had always been used.  Boston Edison will adopt this Standard.

Note B. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2005 and December 31, 2004, the estimated amount of the cost of removal included in regulatory liabilities was approximately $157.9 million and $155.5 million, respectively, based on the cost of removal component in current historic depreciation rates.

Note C. Derivative Instruments - Power Contracts

Boston Edison accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and related interpretations.  At September 30, 2005, Boston Edison does not have any contracts which must be classified as derivative instruments.  On March 1, 2005, Boston Edison closed on a securitization financing for $265.5 million to finance the buy-out of one contract that was classified as a derivative instrument at December 31, 2004.  This one contract had a fair value of approximately $235 million at December 31, 2004 and was therefore removed as a derivative instrument from Deferred credits - Power contracts, along with the offsetting regulatory asset, on the accompanying Condensed Consolidated Balance Sheets.  The securitization debt obligation was recorded along with an offsetting regulatory asset to reflect the future recovery of the debt obligation through the Company's transition charge.

Note D.  Variable Interest Entities

In 2004, NSTAR created two wholly owned special purpose subsidiaries: BEC Funding II, LLC and CEC Funding, LLC, to undertake the sale of a combined $674.5 million in notes to a special purpose trust.  BEC Funding II, LLC, a subsidiary of Boston Edison, and CEC Funding, LLC, a subsidiary of ComElectric, issued $265.5 million and $409 million in notes, respectively, to the trust.  The trust was created by two Massachusetts state agencies. See Note G, Securitization, for more information.  As part of Boston Edison's assessment of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), Boston Edison separately reviewed the substance of BEC Funding II, LLC to determine if it is proper to consolidate this entity. Based on its review, Boston Edison concluded that BEC Funding II, LLC is a variable interest entity and therefore had been consolidated in the accompanying condensed consolidated financial statements.

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

On March 1, 2005, Boston Edison filed its 2004 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2004.  The MDTE is reviewing this filing and will likely issue an order prior to December 31, 2005.

As of September 30, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.   However, this result may not be indicative of the result that may be expected for the remainder of the year.  Management believes that it is unlikely that Boston Edison will be in a penalty situation by year-end.

Recently, the MDTE initiated a proceeding to potentially modify the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this proceeding or its impact.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $55.5 million and $56.8 million and corresponding net charges in accumulated deferred income taxes were recorded as of September 30, 2005 and December 31, 2004, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Boston Edison is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2005 and the actual effective income tax rate for the year ended December 31, 2004:

	2005	2004
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.4	4.3
Investment tax credits	(0.4)	(0.5)
Other	1.7	1.4
Effective tax rate	40.7 ===== %	40.2 ===== %

Note G.  Securitization

On March 1, 2005, two wholly owned subsidiaries of NSTAR, Boston Edison and ComElectric, each established a special purpose subsidiary, BEC Funding II, LLC and CEC Funding, LLC, respectively.  BEC Funding II, LLC issued $265.5 million and CEC Funding LLC issued $409 million in notes to a special purpose trust created by two Massachusetts state agencies.  The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE.  These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015.  Scheduled semi-annual principal payments began in September 2005.  Boston Edison used the net proceeds from this transaction to make liquidation payments required in connection with the termination of certain purchase power agreements.

Note H. Commitments and Contingencies

1. Environmental Matters

Boston Edison faces possible liability as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. Boston Edison generally expects to have only a small percentage of the total potential liability for the majority of these sites.

During the second quarter of 2005,the Massachusetts Supreme Judicial Court (SJC) issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, the Company reached a tentative settlement in principle with the plaintiffs in this matter.  It is anticipated that the appropriate settlement documents will be filed with the Superior Court for approval during the fourth quarter of 2005.  The Company's settlement payment is within the amount previously reserved for this matter.  Boston Edison will vigorously attempt to recover monies from the other responsible third parties, including recovery from its insurance carrier.

Asof September 30, 2005 and December 31, 2004, Boston Edison had reserves of $10.6 million and $3.6 million, respectively, for all potential environmental sites, including the site specified in the paragraph above.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all sites. In addition, based on a legal opinion from the Company's counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  Boston Edison recorded an asset in the second quarter that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on Boston Edison's results of operation, cash flows or its financial position.

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

2.  Capital Spending Commitments

In the second quarter of 2005, Boston Edison began construction of a substation in Stoughton, Massachusetts and a 345kV transmission line that will connect the substation to South Boston.  As of September 30, 2005, construction that is part of this project is also in progress on two other substations.  To date, this project is approximately 40% complete.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the Northeast Massachusetts area.  This project is expected to be placed in service during the summer of 2006.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-New England's approval and will be recovered by Boston Edison through wholesale and retail transmission rates.  As of September 30, 2005, Boston Edison has contractual construction cost commitments of approximately $35 million related to this project.

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

As previously disclosed, a joint return on equity (ROE) filing was made by participating New England Transmission Owners, including NSTAR Electric, with the FERC.  Among other things, the filing requested an increase in the base ROE component of regional and local transmission rates to a single ROE of 12.8% for all regional and local transmission rates, a 50 basis point adder to reward RTO participation, and a 100 basis point increase in regional rates as an incentive to build new transmission facilities.  FERC accepted the 50 basis point adder for regional rates, and set for hearing the base ROE and the 100 basis point incentive adder for new transmission.  Settlement negotiations before an administrative law judge were unsuccessful and hearings were held in early 2005.  As a result of these hearings, on May 27, 2005, an initial decision was reached.  The judge found that the base ROE should be 10.72% and that the 100 basis point adder for new transmission facilities should only apply to projects where innovative and less expensive technology is used.  Appeal briefs by all parties, including the Transmission Owners, were filed on June 27, 2005.  FERC is reviewing the judge's findings and recommendations and is expected to make a final determination later in November 2005.

b.  Locational Installed Capacity (LICAP)

On March 23, 2005, the FERC unanimously approved an ISO-New England plan to implement LICAP, a new market rule designed to compensate wholesale generators for their capacity with an implementation date of January 1, 2006.  FERC subsequently revised this date to no earlier than October 2006.  The new LICAP rules require electric load serving entities (LSE), like Boston Edison, to procure capacity within the zones where load is served.  The current market structure allows capacity located anywhere in New England to count towards a LSE's obligation, regardless of load zone.  Boston Edison's service territory covers two of the five capacity zones in New England: Northeastern Massachusetts (NEMA) and Rest of Pool (ROP).  NEMA is import-constrained and could potentially see higher capacity prices than the ROP.  The majority of Boston Edison's customers are in the NEMA load zone.  At this point, it appears likely that Boston Edison's new 345kV transmission project will reduce transmission constraints causing capacity prices between NEMA and ROP to converge, which could ultimately render this locational aspect of LICAP a minimal factor for Boston Edison customers.  However, since the new market rules require that a certain amount of capacity be procured in the NEMA zone, these requirements could impact pricing for capacity in the NEMA zone.   Additionally, many of the generators in the NEMA zone have filed with the FERC for cost of service-type agreements called Reliability Must Run agreements for the recovery of their costs prior to the implementation of LICAP.  The new LICAP rules are likely to increase overall capacity pricing levels in New England.  Since the New England market as a whole is currently in a surplus position, currently capacity trades at a relatively low price.  One of the goals of LICAP is to provide a higher level of compensation to generators than what is currently being earned in this surplus market.  Boston Edison is opposed to LICAP as this will likely increase the price of power to Boston Edison's customers without any assurance that new capacity will be built.  As a result, Boston Edison (and other parties) have appealed the FERC's LICAP decision in federal court.  Additionally, while LICAP has been approved by FERC, the specific parameters of the capacity pricing mechanism are still part of a contested hearing at FERC.  A final decision on these matters is expected sometime in 2006.  On October 21, 2005, FERC issued an Interim Order Regarding Settlement Procedures and Directing Compliance Filing.  In this Order, the FERC gives the parties in this proceeding a further opportunity to pursue settlement on an alternative to the LICAP mechanism.  FERC further directs that a settlement judge be appointed to manage the process.  Boston Edison cannot predict the actual impact these changes will have on Boston Edison and its customers, but expects all costs incurred to be fully recoverable.

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

Note I.  Non-Cash Regulatory Asset and Capital Transfer

As of September 30, 2005, NSTAR, Boston Edison's Parent Company, changed the classification of its Goodwill to a Regulatory asset.  This change was adopted to better align with Boston Edison's existing rate recovery mechanism that allows for the recovery of goodwill from its customers over 40 years.  As a result of this change, NSTAR has reallocated a portion of the previously recorded goodwill from three other subsidiary companies: ComElectric, Cambridge Electric and NSTAR Gas to Boston Edison. This change was effective as of September 30, 2005 and was accounted for as a non-cash capital transfer to Boston Edison of $319 million from NSTAR.  This transfer represents Boston Edison's proportionate share of goodwill that arose from the merger that created NSTAR in accordance with the 1999 Rate Order from the MDTE approving the merger.

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, “Accounting for Income Taxes,” Boston Edison recognized $174.6 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset -- goodwill (amounting to approximately $5.1 million annually)  in accordance with NSTAR's merger rate order allowing recovery of goodwill.  This additional amortization expense will be entirely offset by a corresponding deferred income tax expense - benefit.

Note J.  Electric Equity Investment

During the course of carrying out the decommissioning work, the Yankee Atomic Electric Company (YA) has identified increases in the scope of soil and other remediation required to meet environmental standards, beyond the levels assumed in the 2003 Estimate.  YA is continuing to evaluate the impact of the additional requirements on its decommissioning plan.  While that evaluation is not complete, as of October 27, 2005, YA has determined that the schedule for the completion of physical work will need to extend until mid-2006 and the costs of completing decommissioning will be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, Boston Edison is obligated to pay approximately $6 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that will be made during 2006.  In order to fund these additional costs, YA is preparing an application to FERC for increased decommissioning charges to go into effect in early 2006, subject to FERC approval.  The timing and amount of the FERC application and the ultimate increase in decommissioning costs are under development, but YA expects that it will seek rate recovery of a significant component of this increase in expenditures during 2006.

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

Net income for the three and nine-month periods ended September 30, 2005 amounted to $64.3 million and $108.6 million, respectively, as compared to $58.7 million and $112.6 million for the same periods in 2004.

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

Recent Events

Impact from Hurricanes.  It is possible that the recent unprecedented rise in energy resulting from Hurricanes Katrina and Rita may have a negative impact on Boston Edison's future electric sales.  Boston Edison cannot predict the overall impact resulting from these events on its financial position, results of operations or cash flows.

Regulated rates.  On September 15, 2005, Boston Edison notified the MDTE of its intention to file new rate schedules in the future that will constitute general changes in rate schedules in the near future.  This required procedural step taken by Boston Edison has put the MDTE on notice of a future filing.

Non-Cash Regulatory Asset and Capital Transfer

As of September 30, 2005, NSTAR, Boston Edison's Parent Company, changed the classification of its Goodwill to a Regulatory asset.  This change was adopted to better align with Boston Edison's rate recovery mechanism that allows for the recovery of goodwill from its customers over 40 years.  As a result of this change, NSTAR has reallocated a portion of the previously recorded goodwill from three other subsidiary companies: ComElectric, Cambridge Electric and NSTAR Gas (collectively, the Commonwealth entities) to Boston Edison. This change was effective as of September 30, 2005 and was accounted for as a non-cash capital transfer to Boston Edison of $319 million from NSTAR.  This transfer represents Boston Edison's proportionate share of goodwill that arose from the merger that created NSTAR in accordance with the 1999 Rate Order from the MDTE approving the merger.

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, “Accounting for Income Taxes,” Boston Edison recognized $174.6 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset -- goodwill (amounting to approximately $5.1 million annually)  in accordance with NSTAR's merger rate order allowing recovery of goodwill.  This additional amortization expense will be entirely offset by a corresponding deferred income tax expense - benefit.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  Prior to March 2005, this service was provided through either standard offer or default service.  Standard offer service ended on February 28, 2005 and default service was renamed basic service.  Therefore, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of September 30, 2005 and December 31, 2004, customers of Boston Edison had approximately 32.7% and 25%, respectively, of their load requirements provided by competitive suppliers.

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

On March 1, 2005, Boston Edison filed its 2004 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2004.  The MDTE is reviewing this filing and will likely issue an order prior to December 31, 2005.

As of September 30, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, this result may not be indicative of the result that may be expected for the remainder of the year.  Management believes that it is unlikely that Boston Edison will be in a penalty situation by year-end.

Recently, the MDTE initiated a proceeding into potentially modify the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this proceeding or its impact.

Union Contract

Boston Edison does not have any employees.  All labor services are provided by employees of NSTAR Electric & Gas Corporation, a subsidiary services company of NSTAR.  NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, expired on May 15, 2005.  After a three week strike, on May 29, 2005, NSTAR management and union officials agreed upon a new four year contract expiring June 1, 2009.  The union members, which represents approximately 1,900 employees, ratified the contract on May 31, 2005.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended September 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Overview

Net income was $64.3 million for the quarter ended September 30, 2005 compared to $58.7 million for the same period in 2004.  Factors that contributed to the $5.6 million, or 9.5% increase in 2005 earnings include:

-	Higher revenues due to warmer weather that resulted in higher mWh sales
Offsetting this earnings increase was:
-	Higher depreciation expense due to a higher plant base
-	Higher interest costs associated with greater long-term debt outstanding

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended September 30,
	2005	2004	% Change
Retail Electric Sales - MWH
Residential	1,240,836	1,083,837	14.5
Commercial	2,712,951	2,523,241	7.5
Industrial	323,925	336,986	(3.9)
Other	31,538	31,717	(0.6)
Total retail sales	4,309,250 =======	3,975,781 =======	8.4 ===

The 8.4% increase in retail MWH sales in the second quarter of 2005 reflects warmer temperatures than in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall warmer summer weather in the third quarter of 2005, contributed to increased energy use.  Electric residential and commercial customers were approximately 29% and 63%, respectively, of Boston Edison's total retail sales mix for the third quarter of 2005 and provided 31% and 63% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion. Fluctuations in industrial sales are primarily influenced by local economic conditions.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	42	64	96
Percentage (warmer) colder than prior year	(34.4)%	88.2%
Percentage (warmer) colder than 30-year average	(56.3)%	(33.3)%

Cooling degree-days	698	501	593
Percentage warmer (cooler) than prior year	39.3%	(23.5)%
Percentage warmer (cooler) than 30-year average	17.7%	(15.5)%

The comparative information above relates to degree-days for the third quarter of 2005 and 2004 and the number of degree-days in a "normal" third quarter as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the third quarter of 2005 increased $72.5 million, or 14.1%, from the same period in 2004, and consisted of the following major component changes:

(in thousands)	Three Months Ended
	September 30,		Increase/(Decrease)
	2005	2004	Amount	Percent

Retail distribution and transmission	$214,312	$202,394	$11,918	5.9%
Energy, transition and other	344,043	285,275	58,768	20.6%
Total retail revenues	558,355	487,669	70,686	14.5%
Wholesale revenues	2,955	4,540	(1,585)	(34.9)%
Other revenues	26,997	23,602	3,395	14.4%
Total revenues	$588,307 ======	$515,811 =======	$72,496 ======	14.1%

The increase in retail distribution and transmission revenues primarily reflects higher MWH sales in both the residential and the commercial sectors as well as higher demand revenues.

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

Energy revenues are received from customers for the procurement of energy on their behalf.  These revenues are fully reconciled with the cost recognized by the Company and, as a result, do not have an effect on the Company's earnings.  Other revenues primarily relate to the Company's ability to effectively reduce stranded costs (mitigation incentive).  The $58.8 million increase in energy, transition and other revenues is primarily attributable to higher rates for the procurement of energy for customers.

The decrease in 2005 wholesale revenues reflects the expiration of a municipal wholesale power supply contract in the fourth quarter of 2004 that was not renewed.  On September 1, 2005, Boston Edison executed a new Wholesale and Distribution Service Agreement with a regional airport, to take effect upon the expiration of the current agreement between the parties, which expired October 31, 2005.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of the municipal wholesale supply contract has no impact on results of operations or cash flows.

Other revenues increased primarily related to the Company's revenue from participants in the New England Regional Transmission Organization.

Operating expenses

Purchased power costs   were $316.1 million in the third quarter of 2005 compared to $264.6 million in the same period of 2004, an increase of $51.5 million, or 19.5%.  The increase is primarily due to the higher costs of procuring energy for our customers.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $56.7 million in the third quarter of 2005 compared to $56.2 million in the same period of 2004, an increase of $0.5 million, or 0.9%.  This increase primarily reflects an increase of $2 million relating to potential litigation matters, partially offset by lower employment expenses.

Depreciation and amortization expense  was $53.8 million in the third quarter of 2005 compared to $44.3 million in the same period of 2004, an increase of $9.5 million, or 21.4%.  The increase primarily reflects an increase in transmission plan base rate and increased amortization related to the higher amount of securitized assets of $9 million.

Demand side management (DSM) and renewable energy programs expense   was $12.8 million in the third quarter of 2005 compared to $11.9 million in the same period of 2004, an increase of $0.9 million, or 7.6%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $18.9 million in the third quarter of 2005 compared to $19.2 million in the same period of 2004.  These costs reflect municipal property taxes representing property investments in our transmission and distribution system and payroll taxes.

Income taxes   attributable to operations were $44.4 million in the third quarter of 2005 compared to $40.3 million in the same period of 2004, an increase of $4.1 million, or 10.2%, reflecting lower pre-tax operating income in 2005.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $22.1 million in the third quarter of 2005 compared to $19.9 million in the same period of 2004, an increase of $2.2 million, or 11.1%.  The increase in interest expense primarily reflects:

-	Higher interest costs in 2005 of $0.5 million on a variable rate debenture
-

Additional interest costs associated with the issuance of new transition property securitization.  Securitization interest represents interest on securitization notes of BEC Funding and BEC Funding II, LLC.

Short-term and other interest expense  was $0.5 million in the third quarter of 2005 compared to $1.4 million in the same period of 2004, a decrease of $0.9 million, or 64.2%.  The decrease is primarily due to lower interest costs associated with lower regulatory deferrals.  This is partially offset by higher short-term borrowing costs in 2005 due to an approximate 200 basis point increase in interest rates.

Results of Operations

The following section of MD&A compares the results of operations for each of the nine-month periods ended September 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Overview

Net income was $108.6 million for the nine-month period ended September 30, 2005 compared to $112.6 million for the same period in 2004.  Factors that contributed to the $4.0 million, or 3.5% decrease in 2005 earnings include:

-	Higher operating and maintenance expense due to costs associated with
- winter storms
- costs associated with facilities consolidation,
- costs associated with an environmental site
- a strike by union employees
-	Higher interest costs associated with more debt outstanding

These decreases were partially offset by:

-	Higher distribution revenue due to higher mWh sales
-	Higher electric transmission rates due to regulatory approval of allowing a return on transmission projects in progress ($5.6 million)
-	Regulatory approval of an incentive entitlement resulting from the Company's demand-side management programs ($0.6 million)

On March 1, 2005, Boston Edison closed on a securitization financing transaction in which it received approximately $263.6 million in net proceeds.  The proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Nine Months Ended September 30,
	2005	2004	% Change

Residential	3,365,194	3,231,519	4.1
Commercial	7,436,361	7,231,868	2.8
Industrial	937,966	964,996	(2.8)
Other	100,530	102,984	(2.4)
Total retail sales	11,840,051 =======	11,531,367 =======	2.7 ===

The 2.7% increase in retail MWH sales in the first nine-months of 2005 reflects, by customer sectors, an improvement of 4.1% and 2.8% residential and commercial sales offset somewhat by the sales decline in January and February due to the warmer temperatures that resulted in lower heating equipment use, partially offset in the month of June and the entire third quarter of 2005 when warmer temperatures resulted in greater air conditioning use when compared to the same periods in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall warmer weather in the first nine-months of 2005 caused an increase in electric sales that is attributable in part to the commercial sector where building and expansions created the additional energy use.  Electric residential and commercial customers represented approximately 28% and 63%, respectively, of Boston Edison's total retail sales mix for the first nine months of 2005 and provided 37.0% and 57.8% of distribution and transmission revenues, respectively.  Refer to the “Operating revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect an improving economic environment and increased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	3,985	3,861	3,750
Percentage (warmer) colder than prior year	3.2%	8.2%
Percentage (warmer) colder than 30-year average	6.3%	(2.2)

Cooling degree-days	880	632	769
Percentage warmer (cooler) than prior year	39.2%	(16.3%)
Percentage warmer (cooler) than 30-year average	14.4%	(17.8%)

Weather conditions impact electric sales in Boston Edison's service area.  The comparative information above relates to degree-days for the first nine months of 2005 and 2004 and the number of degree-days in a "normal" first nine-month period as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first nine months of 2005 increased $159.3 million, or 12.0%, from the same period in 2004, and consisted of the following major component changes:

(in thousands)	Nine Months Ended
	September 30,		Increase/(Decrease)
	2005	2004	Amount	Percent

Retail distribution and transmission	$496,380	$492,915	$3,465	0.7%
Energy, transition and other	902,177	748,248	153,929	20.6%
Total retail revenues	1,398,557	1,241,163	157,394	12.7%
Wholesale revenues	8,612	13,557	(4,945)	(36.5)%
Other revenues	73,807	66,994	6,813	10.2%
Total revenues	$1,480,976 ======	$1,321,714 =======	$159,262 ======	12.0 ===== %

The increase in retail distribution and transmission revenues primarily reflects the increase in retail mWh sales in the residential and commercial sectors.

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

Energy revenues are received from customers for the procurement of energy on their behalf.  These revenues are fully reconciled with the cost recognized by the Company and, as a result, do not have an effect on the Company's earnings.  The $153.9 million increase in energy, transition and other revenues is primarily attributable to higher rates for the procurement of energy and increased recovery of transition costs.

The decrease in 2005 wholesale revenues reflects the expiration of a municipal wholesale power supply contract in the fourth quarter of 2004 that was not renewed.  On September 1, 2005, Boston Edison executed a new Wholesale and Distribution Service Agreement with a regional airport, to take effect upon the expiration of the current agreement between the parties, which expires October 31, 2005.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of the municipal wholesale supply contract has no impact on results of operations or cash flows.

The increase in other revenues primarily relates to the Company's revenue from participants in the New England Regional Transmission Organization partly offset by a decrease in rental revenues from electric property from a generator in the Boston area for its interconnection to Boston Edison's transmission system.

Operating expenses

Purchased power costs   were $803.9 million in the first nine months of 2005 compared to $678.9 million in the same period of 2004, an increase of $125 million, or 18.4%.  The increase is primarily due to the higher costs of procuring energy for our customers.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $183.5 million in the first nine months of 2005 compared to $166.7 million in the same period of 2004, an increase of $16.8 million, or 10.1%.  This increase primarily reflects cost associated with a strike by union employees, a net increase to an environmental reserve, winter storms, facilities consolidation and employee costs.

Depreciation and amortization expense  was $155.8 million in the first nine months of 2005 compared to $133.5 million in the same period of 2004, an increase of $22.3 million, or 16.7%.  The increase primarily reflects an increase in the transmission depreciation rate and increased amortization related to the higher amount of securitized assets of $20.9 million.

Demand side management (DSM) and renewable energy programs expense   was $35.4 million in the first nine months of 2005 compared to $34.4 million in the same period of 2004, an increase of $1 million, or 2.9%, and are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $58.9 million in the first nine months of 2005 compared to $58.8 million in the same period of 2004, an increase of $0.1 million, or 0.2%.  This slight increase was primarily due to higher payroll taxes.

Income taxes   attributable to operations were $73.1 million in the first six months of 2005 compared to $76.4 million in the same period of 2004, a decrease of $3.3 million, or 4.3%, reflecting lower pre-tax operating income in 2005.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $64.9 million in the first nine months of 2005 compared to $58.6 million in the same period of 2004, an increase of $6.3 million, or 10.7%.  The increase in interest expense primarily reflects:

-	Higher interest costs in 2005 of $4.6 million of $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004
-

Additional interest costs associated with the issuance of new transition property securitization.  Securitization interest represents interest on securitization notes of BEC Funding and BEC Funding II, LLC.

These increases were partially offset by:

-	The absence in 2005 of expense of nearly $3 million related to the retirement of $181 million 7.80% Debentures on March 15, 2004

Short-term and other interest expense  was $0.9 million in the first nine months of 2005 compared to $4.3 million in the same period of 2004, a decrease of $3.4 million, or 79.1%.  The decrease is primarily due to lower interest costs associated with lower regulatory deferrals balances offset by higher short-term borrowing costs in 2005 due to a higher average rate compared to the same period of 2004.

Other events

During May 2005, Boston Edison issued a $7.5 million standby letter of credit to the general contractor of Boston Edison's 345kV project.  The amount of the standby letter of credit reduces to $4.5 million on February 1, 2006.  The contractor will be able to draw upon the letter of credit if Boston Edison does not comply with the payment terms of the respective executed Construction Agreement, signed by both parties.  Boston Edison believes that it is very unlikely that a draw will be made on the standby letter of credit.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2005:
Ratio of earnings to fixed charges	2.99
Ratio of earnings to fixed charges and preferred stock dividend requirements	2.90

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:
Exhibit	12	-	Statement re Computation of Ratios

	12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2005

	12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2005

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

	31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: November 7, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer