Form 10-Q
period 2006-03-31
BOSTON EDISON CO
filed 2006-05-10
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2006
Common Stock, $1 par value	75 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended March 31, 2006

		Page No.
Glossary of Terms		2

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Retained Earnings	4

	Condensed Consolidated Balance Sheets	5 - 6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

Item 4.	Controls and Procedures	22

Part II. Other Information:

Item 1.	Legal Proceedings	22

Item 5	Other Information	22 - 23

Item 6.	Exhibits	23

Signature		24

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
MDTE	Massachusetts Department of Telecommunications and Energy
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
Bechtel	Bechtel Power Corporation
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
LICAP	Locational Installed Capacity
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates
RMR	Reliability Must Run
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SQI	Service Quality Indicators
VEBA	Voluntary Employee Benefit Association

Part I.  Financial Information
Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating revenues	$578,298	$449,710

Operating expenses:
Purchased power	375,615	258,820
Operations and maintenance	55,194	63,255
Depreciation and amortization	56,809	48,025
Demand side management and renewable
energy programs	12,218	11,924
Taxes - property and other	20,832	20,827
Income taxes	14,313	10,535

Total operating expenses	534,981	413,386

Operating income	43,317	36,324

Other income (deductions):
Other income, net	749	546
Other deductions, net	(191)	(168)
Total other income, net	558	378

Interest charges:
Long-term debt	13,033	13,340
Transition property securitization	7,793	7,329
Short-term debt and other	1,508	132
AFUDC	(1,209)	(356)
Total interest charges	21,125	20,445

Net income	$22,750 ======	$16,257 ======

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Balance at the beginning of the period	$603,449	$566,161
Add:
Net income	22,750	16,257
Subtotal	626,199	582,418
Deduct:
Dividends declared:
Common stock dividends to Parent	-	23,000
Preferred stock	490	490
Subtotal	490	23,490
Balance at the end of the period	$625,709 ======	$558,928 ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2006	2005
Assets

Utility plant in service, at original cost	$3,076,818	$3,066,267
Less: accumulated depreciation	713,848	705,768
	2,362,970	2,360,499
Construction work in progress	222,062	175,785
Net utility plant	2,585,032	2,536,284

Equity investments	8,877	9,092

Current assets:
Cash and cash equivalents	9,962	10,148
Restricted cash	4,943	4,943
Accounts receivable, net	219,355	160,167
Accrued unbilled revenues	21,451	31,415
Regulatory assets	305,931	260,943
Inventory, at average cost	13,021	17,246
Income taxes	7,590	-
Other	2,340	8,210
Total current assets	584,593	493,072

Deferred debits:
Regulatory assets - power contracts	451,801	478,563
Regulatory asset - goodwill	425,485	428,767
Regulatory assets - other	565,397	586,818
Prepaid pension	341,464	346,889
Other	19,635	12,136
Total deferred debits	1,803,782	1,853,173

Total assets	$4,982,284 ========	$4,891,621 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2006	2005
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	597,843	597,843
Retained earnings	625,709	603,449
Total common equity	1,223,552	1,201,292

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	1,048,367	850,378
Transition property securitization	404,625	455,424
Total long-term debt	1,452,992	1,305,802

Total capitalization	2,719,544	2,550,094

Current liabilities:
Transition property securitization	85,922	62,692
Long-term debt	275	688
Notes payable	75,500	197,000
Power contracts	131,502	131,424
Accounts payable	180,891	159,786
Payable to affiliates	15,926	21,664
Deferred income taxes	15,518	16,813
Accrued interest	21,556	9,853
Other	43,746	36,576
Total current liabilities	570,836	636,496

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	915,710	908,450
Power contracts	451,801	475,797
Regulatory liability - cost of removal	151,159	149,873
Payable to affiliates	127,441	127,441
Other	45,793	43,470
Total deferred credits	1,691,904	1,705,031

Commitments and contingencies

Total capitalization and liabilities	$4,982,284 ========	$4,891,621 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006		2005
Operating activities:
Net income	$22,750		$16,257
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	56,943		48,156
Deferred income taxes	6,405		103,515
AFUDC	(1,209)		(356)
Effect of purchase power contract buy-out	(20,220)		(287,989)
Net changes in working capital	(49,632)		(180,295)
Net change from other operating activities	17,835		101,209
Net cash provided by (used in) operating activities	32,872		(199,503)

Investing activities:
Plant expenditures (excluding AFUDC)	(79,266)		(49,936)
Increase in restricted cash	-		(1,327)
Other investments	75		156
Net cash used in investing activities	(79,191)		(51,107)

Financing activities:
Issuance of long-term debt, net of discount	197,886		-
Transition property securitization redemptions	(27,569)		(16,592)
Long-term debt redemptions	(444)		(426)
Issuance of transition property securitization	-		265,500
Debt issue costs	(1,750)		(2,481)
Net change in notes payable	(121,500)		29,500
Dividends paid	(490)		(23,490)
Net cash provided by financing activities	46,133		252,011

Net (decrease) increase in cash and cash equivalents	(186)		1,401
Cash and cash equivalents at the beginning of the year	10,148		6,468
Cash and cash equivalents at the end of the period	$9,962 ========		$7,869 ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$12,083 ========		$8,728 ========

Income taxes	$8,676 ========		$1,344 ========

Capital spending included in previous accounts payable	$8,912 ========	$	- ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in Boston Edison's 2005 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

Boston Edison (the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. Boston Edison's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC and BEC Funding II, LLC.   Boston Edison serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business and serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR's other retail utility subsidiaries are Commonwealth Electric, Cambridge Electric and NSTAR Gas.   NSTAR has a services company, NSTAR Electric & Gas, that serves as the employer of substantially all NSTAR employees and that provides management and support services to substantially all NSTAR subsidiaries, including Boston Edison.

2. Basis of Presentation and Accounting

Current Presentation

The financial information presented as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm. However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. Financial information as of December 31, 2005 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by GAAP. In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

Boston Edison is subject to the FASB SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries. The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three-month periods ended March 31, 2006 and 2005 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

Potential Electric Affiliate Merger

NSTAR's Rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets of its affiliated companies Cambridge Electric, ComElectric and Canal Electric to Boston Edison.  All four of these entities are under common ownership by NSTAR.  The transfer of net assets is contingent upon obtaining final approval by the MDTE and FERC.  If approved, Boston Edison will be renamed "NSTAR Electric."  The Company has begun the approval process and expects to file a specific proposal with the MDTE in the second quarter of 2006.  In accordance with SFAS No. 141 "Business Combinations," the financial statements of the new entity would report results of operations and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented.  As a result, financial statements and financial information presented for prior periods would be restated to reflect the financial information of the combined entity.  It is anticipated that the merger will be executed in January 2007.

3. Pension and Other Postretirement Benefits

Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on the proportion of total direct labor charged to the Company.  During the three months ended March 31, 2006, Boston Edison did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2006 due to the significant contributions made in 2005.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Service cost	$5.3	$5.0
Interest cost	13.9	13.8
Expected return on Plan assets	(19.5)	(18.6)
Recognized actuarial loss	5.9	6.4
Amortization of prior service cost	(0.2)	(0.2)
Net periodic pension benefits cost	$5.4 ====	$6.4 ====

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

The funded status of the Plan cannot be presented separately for Boston Edison since the Company participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of Boston Edison and other subsidiaries of NSTAR.  During the three months ended March 31, 2006, NSTAR did not contribute toward these benefits and does not anticipate making any contributions for the remainder of 2006 toward these benefits as a result of the significant contributions NSTAR made in 2005.

The net periodic postretirement benefits cost allocated to Boston Edison was $3.1 million and $4 million for the three month periods ended March 31, 2006 and 2005, respectively.

4.   Proposed Accounting Standard

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  This ED would amend SFAS Nos. 87, 88, 106 and 132(R).  Boston Edison would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  Boston Edison is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position and cash flows, in light of its approved regulatory rate mechanism to recovery of these types of employee benefit costs.

Note B. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of March 31, 2006 and December 31, 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $151.2 million and $149.9 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the MDTE concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

As of March 31, 2006, Boston Edison's 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, this result may not be indicative of the result that could be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  Boston Edison cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note F) established additional performance measures applicable to Boston Edison.  The Settlement Agreement establishes, for Boston Edison, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  At this time, Boston Edison cannot estimate its performance results applicable to these new measures.

Note D. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $54.6 million and $55 million and corresponding net charges in accumulated deferred income taxes were recorded as of March 31, 2006 and December 31, 2005, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Boston Edison is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2006 and the actual effective income tax rate for the year ended December 31, 2005:

	2006	2005
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.2	4.2
Investment tax credits	(0.7)	(1.0)
Other	0.7	1.7
Effective tax rate	39.2 ===== %	39.9 ===== %

Note E.  Long-Term Debt Issuance

On March 16, 2006, Boston Edison sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.  This most recent financing activity completes a process that began in December 2003 when Boston Edison filed a shelf registration with the SEC to allow it to issue up to $500 million in debt securities.  The MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  On December 29, 2005, the MDTE approved Boston Edison's request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

Note F.  Non-Cash Regulatory Asset and Capital Transfer

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

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, "Accounting for Income Taxes," Boston Edison recognized $174.6 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset -- goodwill (amounting to approximately $5.1 million annually) in accordance with NSTAR's merger rate order allowing full recovery of goodwill from ratepayers.  This additional amortization expense will be entirely offset by a corresponding deferred income tax benefit.

Note G. Commitments and Contingencies

1. Environmental Matters

Boston Edison faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  Boston Edison generally expects to have only a small percentage of the total potential liability for the majority of these sites.

During the second quarter of 2005, the SJC issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison reached a settlement in principle with the plaintiffs in this matter.  On March 8, 2006, a settlement resolving Boston Edison's liability was finalized and filed with the Superior Court.  The Settlement is subject to a 90-day public comment period by which point Boston Edison expects the Superior Court to approve and enter final judgment.  Boston Edison anticipates paying within 30 days of the final judgment $8.6 million.  This payment will not have any further earnings effect.  As part of the settlement, Boston Edison will receive $350,000 from other parties in the litigation.  Boston Edison is pursuing additional recovery from its insurance carrier.

As of March 31, 2006 and December 31, 2005, Boston Edison had reserves of $10 million and $10.2 million, respectively, for all potential environmental sites, including the site specified in the paragraph above.   This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  As a result, Boston Edison recorded a receivable in the second quarter of 2005 that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on Boston Edison 's results of operation, cash flows or its financial position.

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

2.  Capital Spending Commitments

In the second quarter of 2005, Boston Edison began construction of a switching station in Stoughton, Massachusetts and a 345kV transmission line that will connect the switching station to South Boston.  As of March 31, 2006, construction that is part of this project is also in progress on the expansion of two existing substations.  To date, this project is approximately 75% complete.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the NEMA area.  This project is expected to be completed and placed in service during the summer of 2006.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by Boston Edison through wholesale and retail transmission rates.  As of March 31, 2006, Boston Edison has contractual construction cost commitments of approximately $13 million related to this project.  These construction commitments are scheduled to expire in September 2006.

3.  Equity Investment in Connecticut Yankee

Boston Edison has an equity ownership of 9.5% in CY.  Periodically, Boston Edison obtains estimates from the management of CY on the cost of decommissioning the CY unit, which is completely shut down and is currently conducting decommissioning activities.

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.  In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settles a dispute among the parties and have signed releases against all future claims.  Bechtel has agreed to settle with CY, and CY will withdraw its termination of the decommissioning contract for default and deem it terminated by agreement.  Boston Edison's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.

4.  Regulatory and Legal Matters

a.  Regulatory proceedings - MDTE

On December 30, 2005, the MDTE approved a multi-year rate Settlement Agreement between NSTAR, the AG and several intervenors, for adjustments to Boston Edison's transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively.  The rates were effective subject to the general appeals process that was completed in mid-February 2006.  Effective May 1, 2006, Boston Edison began a series of increases in its distribution rates through 2012.   Beginning January 1, 2007, the Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012.

The Settlement Agreement also permits Boston Edison to increase distribution rates to recover incremental costs relating to certain safety and reliability projects.

In December 2005, Boston Edison filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  The filings will be updated to reflect final 2005 costs and revenues that were subject to final reconciliation.  As part of the rate Settlement Agreement approved by the MDTE on December 30, 2005, transition rates are further impacted by a reduction of approximately $15 million effective January 1, 2006 and by approximately $23 million on May 1, 2006 and are deferred with carrying charges at a rate of 10.88%.

Settlement discussions with an intervenor and the AG are ongoing with respect to Boston Edison's 2004 reconciliation filings.  A determination by the MDTE regarding the reconciliation of Boston Edison's 2004 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding.  Boston Edison cannot predict the timing or the ultimate outcome of these proceedings.

b.  LICAP

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP is an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional Oral Argument and delayed implementation to no earlier than October 2006.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC on October 21, 2005 ordered settlement procedures to "develop an alternative to LICAP."  A contested Settlement was filed on January 31, 2006. The Settlement adopts a FCM as a replacement to LICAP.  Boston Edison supports the FCM concept, but has opposed the Settlement, together with the AG and other load representatives, primarily because it does not resolve the RMR issues in the initial case, and it includes an excessively expensive transition payment mechanism.  However, the Settlement, if approved, is expected to provide significant savings to Boston Edison customers relative to the costs associated with the LICAP model approved in the Initial Decision.

The FERC has been requested to issue a decision on the contested Settlement by June 30, 2006.  Boston Edison cannot determine the actual impact these changes will have on Boston Edison and its customers at this time, but expects all costs incurred to be fully recoverable.

c.  Legal Matters

In the normal course of its business, Boston Edisonis involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in the accompanying Note F.  Based on the information currently available, Boston Edisondoes not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of Boston Edison during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in Boston Edison's 2005 Annual Report on Form 10-K.

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

Earnings.  Boston Edison's earnings are impacted by fluctuations in unit sales of electric kWh, which directly determine the level of distribution revenues recognized.  In accordance with the regulatory rate structure in which Boston Edison operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the quarter ended March 31, 2006 amounted to $22.8 million, as compared to $16.3 million, for the same period in 2005.

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

-	impact of continued cost control procedures on operating results
-	weather conditions that directly influence the demand for electricity and damage from major storms
-	changes in tax laws, regulations and rates
-	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
-	prices and availability of operating supplies
-

prevailing governmental policies and regulatory actions (including those of the MDTE and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of Boston Edison's 2005 Form 10-K. There have been no substantive changes to those policies and estimates.

Proposed Accounting Standard

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  Boston Edison and NSTAR would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  NSTAR is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers for those who choose not to buy energy from a competitive energy supplier.  This service has been provided through either standard offer or default service.  Standard offer service ended on February 28, 2005 and default service was renamed basic service.  Therefore, effective March 1, 2005, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2006 and December 31, 2005, customers of Boston Edison had approximately 39% and 30%, respectively, of their load requirements provided by competitive suppliers.

On December 30, 2005, the MDTE approved a seven-year rate Settlement Agreement between the AG, NSTAR and several interveners.  The Settlement Agreement requires Boston Edison to lower its transition rates by approximately $15 million of the total $20 million NSTAR Electric decrease from what would otherwise have been billed in 2006, and then any change in distribution rates will be offset by an equal and opposite change in transition rates, through 2012.

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

-

The implementation of PBR beginning January 1, 2007.  The PBR will result in annual inflation-adjusted distribution rate increases that will be offset by a decrease in transition charge prices through 2012.

-

A 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

-	Boston Edison will be permitted to collect certain safety and reliability costs through distribution rates.
-

Preliminary Agreement with respect to certain terms of a merger of affiliated companies Cambridge Electric, ComElectric and Canal Electric into Boston Edison; the merger will require approval by the MDTE.  If approved, Boston Edison will be renamed "NSTAR Electric".  The Company has begun the process for MDTE approval and expects to file a specific merger plan in May or June of 2006.

-

A sharing of costs and benefits resulting from NSTAR Electric's efforts to mitigate wholesale electric market inefficiencies. This incentive mechanism relates to the recovery of litigation costs associated with NSTAR Electric's efforts to reduce wholesale energy and capacity costs and sharing of customer benefits realized from those efforts with the potential for NSTAR to retain 25% of any resulting savings.  These wholesale programs pertain to NSTAR Electric's efforts after the execution of the Settlement Agreement.

-	The adoption of certain new Service Quality Index performance incentives and penalties.

b.  SQI

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  Boston Edison is required to report annually to the MDTE concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

On March 1, 2006, Boston Edison filed its 2005 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2005.  The MDTE will review this filing and will likely issue an order later in 2006.

As of March 31, 2005, Boston Edison's 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated an investigation into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  Boston Edison currently cannot predict the outcome of this proceeding or its impact.

The Settlement Agreement approved by the MDTE on December 30, 2005, established an additional performance measure applicable to Boston Edison.  This new measure establishes a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to approximately $500,000.  At this time, Boston Edison cannot estimate its performance results applicable to this new measure.

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

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, "Accounting for Income Taxes," Boston Edison recognized $174.6 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset - goodwill (amounting to approximately $5.1 million annually) in accordance with NSTAR's merger rate order allowing full recovery of goodwill from ratepayers.  This additional amortization expense will be entirely offset by a corresponding deferred income tax benefit.

Union Contract

Boston Edison does not have any employees.  All labor services are provided by employees of NSTAR Electric & Gas, a subsidiary service company of NSTAR.  NSTAR's contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 1,900 employees, expires on June 1, 2009.  Management believes it has satisfactory relations with its employees.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Overview

Net income was $22.8 million for the quarter ended March 31, 2006 compared to $16.3 million for the same period in 2005.  Factors that contributed to the $6.5 million, or 39.9% increase in 2006 earnings include:

-

Lower operations and maintenance expenses in 2006 due to fewer weather-related events occurring during the first quarter of 2006 and associated labor and maintenance costs ($1.3 million), lower costs associated with facilities consolidation ($1.3 million), and lower bad debt costs ($5.8 million) due primarily to a new MDTE-approved recovery rate mechanism that became effective January 1, 2006.  This rate recovery mechanism allows Boston Edison to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

-	Higher electric transmission revenues as a result of increased investments in the Company's transmission infrastructure ($3.9 million)
-	Slightly higher MDTE-approved incentive entitlements for successfully lowering transition charges (approximately $1.0 million)
-	Higher AFUDC due to higher construction work in progress and higher short-term borrowing costs (approximately $0.8 million)

These increases were partially offset by:

-	Lower distribution revenues due to lower energy sales caused by warmer weather (degree-days declined by 13.1%) and conservation measures by customers ($3.5 million)
-	Higher short-term interest expense as a result of both increased rates and higher levels of borrowings ($1.4 million)

In the first quarter of 2006, Boston Edison closed on the sale of $200 million, 30-year, fixed-rate (5.75%) Debentures that were used to repay short-term debt balances.  In the first quarter of 2005, Boston Edison closed on a securitization financing transaction in which Boston Edison received approximately $265.5 million in proceeds.  The net proceeds were used to make a liquidation payment required in connection with the termination of obligations under a purchase power contract.

Significant cash flow events during the quarter include the following: Boston Edison invested approximately $79 million in capital projects to improve capacity and reliability, issued $198 million net of discount in new long-term debt to pay-down its short-term debt balances and retired approximately $28 million in securitized debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended March 31,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	1,116,849	1,136,704	(1.7)
Commercial	2,375,666	2,438,122	(2.6)
Industrial	293,625	305,248	(3.8)
Other	39,560	38,551	2.6
Total retail sales	3,825,700 =======	3,918,625 =======	(2.4)

The 2.4% decrease in retail MWH sales in the first quarter of 2005 reflects milder temperatures, primarily in January and March 2006.  Additionally, conservation measures implemented by Boston Edison customers contributed to this decline.

Electric residential and commercial customers were approximately 29% and 62%, respectively, of Boston Edison's total retail sales mix for the first quarter of 2006 and provided 48% and 46% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a higher decrease in industrial sales in the first quarter of 2006 compared to the same period in 2005.

	2006	2005	Normal 30-Year Average
Heating degree-days	2,635	3,033	2,870
Percentage change from prior year	(13.1%)	(1.4%)
Percentage change from 30-year average	(8.2%)	5.7%

Weather conditions impact electric sales in Boston Edison's service area.  The comparative information above relates to heating degree-days for the first quarter of 2006 and 2005 and the number of degree-days in a "normal" first quarter as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first quarter of 2006 increased $128.6 million, or 28.6%, from the same period in 2005, and consisted of the following major component changes:

(in thousands)	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005	Amount	Percent

Retail distribution and transmission	$148,605	$133,311	$15,294	11.5%
Energy, transition and other	401,342	289,568	111,774	38.6%
Total retail revenues	549,947	422,879	127,068	30.0%
Other revenues	28,351	26,831	1,520	5.7%
Total revenues	$578,298 ======	$449,710 ======	$128,588 ======	28.6%

Retail distribution and transmission revenue increase reflects an increase in the transmission rate partly offset by the decrease in distribution revenues due to the 2.4% decrease in retail MWH sales.

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and  economic activity within its service territory.  Weather conditions affect sales to Boston Edison's residential and small commercial customers.  Economic conditions affect Boston Edison's large commercial and industrial customers.

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues includes higher transmission rates reflecting Boston Edison's increased investment in transmission infrastructure.

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC.  Despite a 2.4% decrease in MWh sales, substantially all in the residential and commercial sectors, the $15.3 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $20.6 million.  Weather, conservation measures and economic conditions affect sales to Boston Edison's residential and small commercial customers.  Economic conditions and conservation measures affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenues from electric property and annual cost reconciliation true-up adjustments.  The $111.8 million increase in energy, transition and other revenues is primarily attributable to the increase in energy supply costs.  In addition, Boston Edison is permitted to earn a carrying charge on transition deferral balances.

The increase in other revenues primarily relates to the Company's revenue from participants in the New England Regional Transmission organization, somewhat offset by a decrease in wholesale revenues which reflects the expiration of one wholesale power supply contract.  After October 31, 2005, Boston Edison no longer has contracts for the supply of wholesale power.  Amounts collected from wholesale customers were credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.

Operating expenses

Purchased power costs   were $375.6 million in the first quarter of 2006 compared to $258.8 million in the same period of 2005, an increase of $116.8 million, or 45.1%.  The increase is primarily due to the higher costs of procuring energy for our customers.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $55.2 million in the first quarter of 2006 compared to $63.3 million in the same period of 2005, a decrease of $8.1 million, or 12.8%.  This decrease primarily reflects lower cost associated with fewer winter storms and facilities consolidation as in 2005, as well as lower bad debt expenses due to a new MDTE approved recovery mechanism implemented in 2006.

Depreciation and amortization expense  was $56.8 million in the first quarter of 2006 compared to $48.0 million in the same period of 2005, an increase of $8.8 million, or 18.3%.  The increase reflects higher depreciable distribution and transmission plant in service, and increased amortization related to the higher amount of securitized regulatory asset - goodwill asset tax component recorded in September 2005.  This increase in regulatory asset-goodwill amortization is entirely offset by a corresponding deferred income tax credit to expense.  Refer to Note G for additional information.

Demand side management (DSM) and renewable energy programs expense   was $12.2 million in the first quarter of 2006 compared to $11.9 million in the same period of 2005, an increase of $0.3 million, or 2.5%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $20.8 million in the first quarter of both 2006 and 2005.  This was due to consistent overall municipal property taxes on our transmission and distribution system.

Income taxes   attributable to operations were $14.3 million in the first quarter of 2006 compared to $10.5 million in the same period of 2005, an increase of $3.8 million, or 36.2%, reflecting higher pre-tax operating income in 2006 somewhat offset due to the amortization of a deferred tax liability recorded in September 2005 related to the goodwill asset.  This results in the recording of deferred income tax credit which is entirely offset in higher goodwill amortization expense.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $20.8 million in the first quarter of 2006 compared to $20.7 million in the same period of 2005, an increase of $0.1 million, or 0.5%.  The increase in interest expense primarily reflects:

-	Interest costs in 2006 of $0.5 million on $200 million 30 year fixed-rate 5.75% debentures issued March 16, 2006.
-

Additional interest costs associated with the issuance of new transition property securitization on March 1, 2005.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison.

These increases were partially offset by:

-	The absence in 2006 of expense of nearly $0.8 million related to the retirement of $100 million variable-rate Debentures in October 2005.

Short-term and other interest expense  was $1.5 million in the first quarter of 2006 compared to $0.1 million in the same period of 2005, an increase of $1.4 million, or 1400%.  The increase is primarily due to   a higher average level of short-term debt outstanding compared to the same period of 2005 and a 173 basis point increase in short-term weighted average borrowing rates.

AFUDC  was $1.2 million in the first quarter of 2006 compared to $0.4 million in the same period of 2005, an increase of $0.8 million, or 200%.  This is primarily due to a higher average balance of construction work in progress during the year and the 173 basis point increase in short-term weighted-average borrowing rates.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2006:
Ratio of earnings to fixed charges	3.41
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.30

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2006

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2006

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: May 10, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer