Form 10-Q
period 2006-06-30
BOSTON EDISON CO
filed 2006-08-08
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2006
Common Stock, $1 par value	75 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended June 30, 2006

		Page No.
Glossary of Terms		2

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Retained Earnings	4

	Condensed Consolidated Balance Sheets	5 - 6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8 - 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 28

Item 4.	Controls and Procedures	28 - 29

Part II. Other Information:

Item 1.	Legal Proceedings	29

Item 5	Other Information	29

Item 6.	Exhibits	30

Signature		31

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
Canal Electric	Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
MDTE	Massachusetts Department of Telecommunications and Energy
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
Bechtel	Bechtel Power Corporation
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
LICAP	Locational Installed Capacity
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SQI	Service Quality Indicators
VEBA	Voluntary Employee Benefit Association
YAEC	Yankee Atomic Electric Company

Part I.  Financial Information
Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$507,942	$442,959	$1,086,240	$892,669

Operating expenses:
Purchased power	284,083	228,949	659,698	487,769
Operations and maintenance	56,488	63,489	111,682	126,744
Depreciation and amortization	56,842	53,973	113,651	101,998
Demand side management and renewable
energy programs	10,570	10,699	22,788	22,623
Taxes - property and other	18,807	19,165	39,639	39,992
Income taxes	22,727	18,170	37,040	28,705

Total operating expenses	449,517	394,445	984,498	807,831

Operating income	58,425	48,514	101,742	84,838

Other income (deductions):
Other income, net	3,680	1,366	4,429	1,912
Other deductions, net	(370)	(77)	(561)	(245)
Total other income, net	3,310	1,289	3,868	1,667

Interest charges:
Long-term debt	15,472	13,531	28,505	26,871
Transition property securitization	7,151	8,616	14,944	15,945
Short-term debt and other	1,345	300	2,853	432
Allowance for borrowed funds used during
construction (AFUDC)	(1,571)	(769)	(2,780)	(1,125)
Total interest charges	22,397	21,678	43,522	42,123

Net income	$39,338	$28,125	$62,088	$44,382

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at the beginning of the period	$625,709	$558,928	$603,449	$566,161
Add:
Net income	39,338	28,125	62,088	44,382
Subtotal	665,047	587,053	665,537	610,543
Deduct:
Dividends declared:
Common stock dividends to Parent	46,000	23,000	46,000	46,000
Preferred stock	490	490	980	980
Subtotal	46,490	23,490	46,980	46,980
Balance at the end of the period	$618,557	$563,563	$618,557	$563,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2006	2005
Assets

Utility plant in service, at original cost	$3,115,568	$3,066,267
Less: accumulated depreciation	728,318	705,768
	2,387,250	2,360,499
Construction work in progress	249,279	175,785
Net utility plant	2,636,529	2,536,284

Equity investments	8,424	9,092

Current assets:
Cash and cash equivalents	7,067	10,148
Restricted cash	4,943	4,943
Accounts receivable, net	203,184	160,167
Accrued unbilled revenues	47,626	31,415
Regulatory assets	287,162	260,943
Inventory, at average cost	14,840	17,246
Income taxes	4,825	-
Other	4,041	8,210
Total current assets	573,688	493,072

Deferred debits:
Regulatory assets - power contracts	427,123	478,563
Regulatory asset - goodwill	422,204	428,767
Regulatory assets - other	577,932	586,818
Prepaid pension	334,386	346,889
Other	20,310	12,136
Total deferred debits	1,781,955	1,853,173

Total assets	$5,000,596	$4,891,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2006	2005
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	597,843	597,843
Retained earnings	618,557	603,449
Total common equity	1,216,400	1,201,292

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	1,046,940	850,378
Transition property securitization	404,625	455,424
Total long-term debt	1,451,565	1,305,802

Total capitalization	2,710,965	2,550,094

Current liabilities:
Transition property securitization	59,149	62,692
Long-term debt	1,512	688
Notes payable	157,500	197,000
Power contracts	131,578	131,424
Accounts payable	166,360	159,786
Payable to affiliates	12,320	21,664
Deferred income taxes	21,794	16,813
Accrued interest	14,541	9,853
Other	61,029	36,576
Total current liabilities	625,783	636,496

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	908,307	908,450
Power contracts	427,123	475,797
Regulatory liability - cost of removal	151,113	149,873
Payable to affiliates	127,441	127,441
Other	49,864	43,470
Total deferred credits	1,663,848	1,705,031

Commitments and contingencies

Total capitalization and liabilities	$5,000,596	$4,891,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$62,088	$44,382
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	113,933	102,259
Deferred income taxes	5,718	96,619
AFUDC	(2,780)	(1,125)
Gain on sale of non-utility property	(3,650)	-
Purchase power contracts buy-outs	(43,658)	(305,476)
Net changes in working capital	(41,036)	(135,159)
Net change from other operating activities	(527)	52,524
Net cash provided by (used in) operating activities	90,088	(145,976)

Investing activities:
Plant expenditures (excluding AFUDC)	(153,313)	(124,162)
Proceeds from sale of property	5,537	-
Increase in restricted cash	-	(1,327)
Other investments	75	(113)
Net cash used in investing activities	(147,701)	(125,602)

Financing activities:
Issuance of long-term debt, net of discount	197,886	-
Issuance of transition property securitization	-	265,500
Debt issue costs	(1,750)	(2,481)
Transition property securitization redemptions	(54,342)	(40,417)
Long-term debt redemptions	(782)	(815)
Net change in notes payable	(39,500)	96,000
Dividends paid	(46,980)	(46,980)
Net cash provided by financing activities	54,532	270,807

Net decrease in cash and cash equivalents	(3,081)	(771)
Cash and cash equivalents at the beginning of the year	10,148	6,468
Cash and cash equivalents at the end of the period	$7,067	$5,697

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$43,374	$41,108

Income taxes	$10,122	$2,307

Plant expenditures reducing accounts payable	$10,562	$-

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

2. Basis of Presentation and Accounting

Current Presentation

The financial information presented as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm.  However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2005 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by GAAP.  In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

Planned  Electric Affiliate Net Assets Transfer

NSTAR's Rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of its electric affiliated companies Cambridge Electric, ComElectric and Canal Electric to Boston Edison.  All four of these entities are under common ownership by NSTAR.  The transfer of net assets is contingent upon obtaining final approval by the MDTE and FERC.  If approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific net asset transfer proposal with the MDTE and FERC on May 26, 2006 for which it has requested expedited approval.  In accordance with SFAS No. 141 "Business Combinations," the financial statements of the new entity would report results of operations and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented.  As a result, financial statements and financial information presented for prior periods would be restated to reflect the financial information of the combined entity.  It is anticipated that the merger will be executed in January 2007.  The amount of net assets of Cambridge Electric, ComElectric and Canal Electric to be transferred to Boston Edison is expected to be approximately $550 million.  In furtherance of its efforts to accomplish the transfer of net assets, Boston Edison has filed a request under Section 204 of the Federal Power Act for authorization of $655 million in short-term debt financing.

Note B. Pension and Other Postretirement Benefits

Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on the proportion of total direct labor charged to the Company.  During the six months ended June 30, 2006, Boston Edison did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2006 due to the significant contributions made in 2005.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Service cost	$5.1	$5.1	$10.2	$10.1
Interest cost	14.3	13.9	28.6	27.7
Expected return on Plan assets	(19.5)	(18.6)	(39.0)	(37.2)
Recognized actuarial loss	6.6	6.3	13.2	12.7
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic pension benefits cost	$6.3	$6.5	$12.6	$12.9

The first quarter net periodic pension cost is typically estimated based on the previous year's liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2006 and 2005 have been adjusted to reflect the final cost amounts for 2006 and 2005.  This adjustment increased/(decreased) the periodic pension benefit cost by approximately $0.9 million and $(1.1) million, respectively.

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

The funded status of the Plan cannot be presented separately for Boston Edison since the Company participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of Boston Edison and other subsidiaries of NSTAR.  During the six months ended June 30, 2006, NSTAR did not contribute toward these benefits and does not anticipate making any contributions for the remainder of 2006 toward these benefits as a result of the significant contributions NSTAR made in 2005.

The net periodic postretirement benefits cost allocated to Boston Edison for the three and six month periods ended June 30, 2006 were $3.3 million and $6.7 million, respectively, as compared to $3.4 million and $7.5 million, respectively, in the prior year.

Note C. New and Proposed Accounting Standards

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  The proposed SFAS would require an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year end.  Boston Edison would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  As the sponsor of the NSTAR Pension Plan, Boston Edison is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 intended to address inconsistencies among entities with the measurement and recognition in accounting for income tax deductions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Boston Edison will adopt FIN 48 effective January 1, 2007.  Boston Edison is currently assessing the impact FIN 48 would have on its results of operations and financial position.

Note D. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of June 30, 2006 and December 31, 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $151.1 million and $149.9 million, respectively, based on the cost of removal component in current depreciation rates.

Note E. Service Quality Indicators

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

As of June 30, 2006, Boston Edison's 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, this result may not be indicative of the result that could be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  Boston Edison cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to Boston Edison (refer to Note I).  The Settlement Agreement establishes, for Boston Edison, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  At this time, Boston Edison cannot estimate its performance results applicable to these new measures.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $54.2 million and $55 million and corresponding net charges in accumulated deferred income taxes were recorded as of June 30, 2006 and December 31, 2005, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Boston Edison is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2006 and the actual effective income tax rate for the year ended December 31, 2005:

	2006	2005
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.2	4.2
Investment tax credits	(0.5)	(0.5)
Other	0.5	0.8
Effective tax rate	39.2%	39.5%

Note G.  Long-Term Debt Issuance

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

Note H.  Non-Cash Regulatory Asset and Capital Transfer

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

Note I. Commitments and Contingencies

1. Environmental Matters

Boston Edison faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  Boston Edison generally expects to have only a small percentage of the total potential liability for the majority of these sites.

During the second quarter of 2005, the SJC issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison reached a settlement in principle with the plaintiffs in this matter.  On March 8, 2006, a settlement resolving Boston Edison's liability was finalized and filed with the Superior Court.  The Settlement is subject to a public comment period.  Boston Edison expects the Superior Court to approve and enter final judgment in August 2006.  Boston Edison anticipates paying $8.6 million within 30 days of the final judgment.  This payment will not have any further earnings effect, as a result of the recognition of this liability in the second quarter of 2005.  Boston Edison is pursuing additional recovery from its insurance carrier and other parties.

As of June 30, 2006 and December 31, 2005, Boston Edison had reserves of $10 million and $10.2 million, respectively, for all potential environmental sites, including the site specified in the previous paragraph.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  As a result, Boston Edison recorded a receivable in the second quarter of 2005 that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on Boston Edison's results of operation, cash flows or its financial position.

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

2.  345kV Transmission Project

In the second quarter of 2006, Boston Edison completed the construction of a switching station in Stoughton, Massachusetts, as part of its 345kV transmission line project that will connect the switching station to South Boston.  To date, the 345kV project is approximately 95% complete.  The completion of this project is expected to ensure continued reliability of electric service and improve power import capability in the NEMA area.  The entire project is expected to be completed and placed in service during the third quarter of 2006.  A substantial portion of the cost of this project will be shared by participants in the New England Regional Transmission Organization.  The remainder will be recovered by Boston Edison through retail transmission rates.  As of June 30, 2006, Boston Edison has remaining contractual construction cost commitments of approximately $8 million related to this project.  These construction commitments are scheduled to be fulfilled and expire in September 2006.

3.  Equity Investment in Connecticut Yankee Atomic Power Company

Boston Edison has an equity ownership of  9.5% in CY.  Periodically, Boston Edison obtains estimates from the management of CY on the cost of decommissioning the CY nuclear unit, which is completely shut down and is currently conducting decommissioning activities.

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.  In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.  In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by intervenors were not substantiated.  The full Commission will consider the Initial Decision and issue a subsequent order either approving or rejecting it, in whole or in part.  Boston Edison cannot predict the timing or the ultimate outcome of this proceeding.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settles a dispute among the parties and have signed releases against all future claims.  Bechtel has agreed to settle with CY, and CY will withdraw its termination of the decommissioning contract for default and deem it terminated by agreement.  Boston Edison's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.  Boston Edison recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on Boston Edison's results of operations, financial position or cash flows.

4.  Equity Investment in Yankee Atomic Electric Company

Boston Edison collectively has an equity ownership of 9.5% in YAEC.  Periodically, Boston Edison obtains estimates from the management of YAEC on the cost of decommissioning the YAEC nuclear unit.  This nuclear unit is completely shut down and is currently conducting decommissioning activities.

During the course of carrying out the decommissioning work, YAEC identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate.  On November 23, 2005, YAEC submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YAEC's retired nuclear generating plant (the 2005 Estimate).  The schedule for the completion of physical work will need to extend until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, Boston Edison was obligated to pay $6 million to the decommissioning of YAEC.  Most of the cost increase relates to decommissioning expenditures that will be made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010.  On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund.  FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations.  The parties to these negotiations subsequently reached a settlement ("Settlement Agreement") that was filed with FERC on May 1, 2006.  The Settlement Agreement extends the collection period to 2014 but revises the schedule of decommissioning charges to reflect a reduction of $28.2 million compared to the 2005 estimate based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption.  Based on this allocation decrease, Boston Edison's obligation is reduced by $2.7 million. The Settlement Agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect Boston Edison's results of operations or cash flows because these costs will be collected from customers through Boston Edison's transition charge filings with the MDTE.

5.  Regulatory and Legal Matters

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

In December 2005, Boston Edison filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  The filings will be updated to reflect final 2005 costs and revenues that were subject to final reconciliation.  As part of the rate Settlement Agreement approved by the MDTE on December 30, 2005, transition rates are further impacted by a reduction of approximately $15 million effective January 1, 2006 and by approximately $23 million on May 1, 2006. The difference between transition costs and revenues is deferred with carrying charges at a rate of 10.88%.

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

b. Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation to no earlier than October 2006.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to "develop an alternative to LICAP."  A contested Settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 Order and is expected to provide significant savings to NSTAR Electric's customers relative to the costs associated with the LICAP model approved in the Initial Decision.  The Order adopted the FCM as a replacement to LICAP.  Boston Edison supports the FCM concept, but opposed, on several grounds, the Order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load representatives.  Some of the aspects of the Order that Boston Edison objected to, on behalf of its customers, include the payment of incentive rates to existing generators, an expensive transition payment mechanism and the failure to terminate Reliability Must Run agreements coincident with the initiation of transition payments.

Unless the FERC reverses its decision, FCM will begin on June 1, 2010 and establishes FCAs which are auctions designed to procure capacity three or more years ahead of time with a one-year commitment period.  FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as Boston Edison to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  The settlement also provides for a transition period from December 1, 2006 through June 1, 2010 during which time fixed payments will be made to generators at rates established in the agreement.  The impact to rates for Boston Edison customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour.  Boston Edison cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

c.  Legal Matters

In the normal course of its business, Boston Edison is involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in the accompanying Note F.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

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

Planned Electric Affiliate Net Assets Transfer

NSTAR's Rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of its electric affiliated companies Cambridge Electric, ComElectric and Canal Electric to Boston Edison.  All four of these entities are under common ownership by NSTAR.  The transfer of net assets is contingent upon obtaining final approval by the MDTE and FERC.  If approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific net asset transfer proposal with the MDTE and FERC on May 26, 2006 for which it has requested expedited approval.  In accordance with SFAS No. 141 "Business Combinations," the financial statements of the new entity would report results of operations and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented.  As a result, financial statements and financial information presented for prior periods would be restated to reflect the financial information of the combined entity.  It is anticipated that the merger will be executed in January 2007.  The amount of net assets of Cambridge Electric, ComElectric and Canal Electric to be transferred to Boston Edison is expected to be approximately $550 million.  In furtherance of its efforts to accomplish the transfer of net assets, Boston Edison has filed a request under Section 204 of the Federal Power Act for authorization of $655 million in short-term debt financing.

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

Net income for the three and six-month periods ended June 30, 2006 amounted to $39.3 million and $62.1 million, respectively, as compared to $28.1 million and $44.4 million for the same period in 2005, as further explained in this discussion.

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

-	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
-	weather conditions that directly influence the demand for electricity and natural gas and damage from major storms
-	future economic conditions in the regional and national markets
-

prevailing governmental policies and regulatory actions (including those of the MDTE and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power,  municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	impact of continued cost control procedures on operating results
-	ability to maintain current credit ratings
-	impact of uninsured losses
-	impact of union contract negotiations
-	changes in financial accounting and reporting standards
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	prices and availability of operating supplies
-	the impact of terrorist acts, and
-	changes in tax laws, regulations and rates

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

New and Proposed Accounting Standards

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  The proposed SFAS would require an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year end.  Boston Edison would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  As sponsor of NSTAR's Pension Plan, Boston Edison is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 intended to address inconsistencies among entities with the measurement and recognition in accounting for income tax deductions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Boston Edison will adopt FIN 48 effective January 1, 2007.  Boston Edison is currently assessing the impact FIN 48 would have on its results of operations and financial position.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers for those who choose not to buy energy from a competitive energy supplier.  Standard offer service ended in February 2005.  Basic service rates, representing the energy supply component, are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of June 30, 2006 and December 31, 2005, customers of Boston Edison had approximately 46% and 30%, respectively, of their load requirements provided by competitive suppliers.

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
-

Preliminary Agreement with respect to certain terms of a merger of affiliated companies Cambridge Electric, ComElectric and Canal Electric into Boston Edison; the merger will require approval by the MDTE.  If approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR filed a specific merger plan on May 26, 2006 with the MDTE and FERC for approval and anticipates an order in the fourth quarter of 2006.

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

-	The adoption of certain new SQI performance incentives and penalties.

b.  Service Quality Indicators

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

As of June 30, Boston Edison's 2006 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, this result may not be indicative of the result that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

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

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended June 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Net income was $39.3 million for the quarter ended June 30, 2006 compared to $28.1 million for the same period in 2005.  Factors that contributed to the $11.2 million, or 40% increase in 2006 earnings net of income taxes include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, including Boston Edison's 345kV project ($3.5 million)
-	Lower operations and maintenance expenses due to the absence in 2006 of a charge in 2005 related to settlement of an environmental claim of $3 million
-	Gain realized in 2006 on the sale of a parcel of non-utility land ($2.2 million)
-	Increased distribution rates effective May 1, 2006, as part of the Rate Settlement Agreement and higher electric sales ($1.6 million)

These increases were partially offset by:

-	Higher depreciation expense due to higher levels of utility plant in service ($1 million)
-	Higher long-term and short-term interest expense as a result of higher levels of debt and higher average rates of interest ($1.3 million)

Significant cash flow events during the quarter include the following: Boston Edison invested approximately $74.1 million in capital projects to improve capacity and reliability, paid approximately $46 million in common shares dividends to NSTAR and retired approximately $26.7 million in securitized long-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended June 30,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	948,241	987,654	(4.0)
Commercial	2,402,322	2,285,288	5.1
Industrial	290,055	308,793	(6.1)
Other	29,408	30,441	(3.4)
Total retail sales	3,670,026	3,612,176	1.6

The increase in retail MWH sales in the second quarter of 2006 was entirely in the commercial sector.

Electric residential and commercial customers were approximately 26% and 65%, respectively, of Boston Edison's total retail sales mix for the second quarter of 2006 and provided 37% and 58% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a higher decrease in industrial sales in the second quarter of 2006 compared to the same period in 2005.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall cooler spring weather in the second quarter of 2005, contributed to decreased energy use.

	2006	2005	Normal 30-Year Average
Heating degree-days	762	876	847
Percentage colder (warmer) than prior year	(13.0)%	11.2%
Percentage colder (warmer) than 30-year average	(10.0)%	3.4%

Cooling degree-days	178	182	175
Percentage warmer (cooler) than prior year	(2.2)%	38.9%
Percentage warmer (cooler) than 30-year average	1.7%	4.0%

Weather conditions impact electric sales in Boston Edison's service area.  The comparative information above relates to heating and cooling degree-days for the second quarter of 2006 and 2005 and the number of degree-days in a "normal" second quarter as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (or rises above) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the second quarter of 2006 increased $65 million, or 14.7%, from the same period in 2005, and consisted of the following major component changes:

(in thousands)	Three Months Ended June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent

Retail distribution and transmission	$183,044	$148,757	$34,287	23.0
Energy, transition and other	299,518	268,566	30,952	11.5
Total retail revenues	482,562	417,323	65,239	15.6
Other revenues	25,380	25,636	(256)	(1.0)
Total revenues	$507,942	$442,959	$64,983	14.7

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues includes higher transmission rates reflecting primarily Boston Edison's increased investment in transmission infrastructure.

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the FERC and MDTE.  The $34.3 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $23.6 million and a distribution rate increase effective May 1, 2006 as approved in Boston Edison's Rate Settlement Agreement.  Also contributing was a 1.6% increase in MWh sales, substantially all in the commercial sector.  In addition, as a result of the Settlement Agreement, costs that had previously been recovered in transition revenues since the cessation of wholesale agreements are, effective May 1, 2006, being recovered in distribution rates.  This accounts for $5.9 million of distribution revenues through June 30, 2006.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions primarily affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-

term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $31 million increase in energy, transition and other revenues is primarily attributable to the $55.1 million increase in energy supply costs.  Boston Edison is permitted to earn a carrying charge on transition deferral balances.

The decrease in other revenues primarily reflects the expiration of one wholesale power supply contract.  After October 31, 2005, Boston Edison no longer has contracts for the supply of wholesale power.  Amounts collected from wholesale customers were credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.  This decrease is somewhat offset by an increase in the Company's revenue from participants in the New England Regional Transmission Organization.

Operating expenses

Purchased power costs  were $284.1 million in the second quarter of 2006 compared to $229.0 million in the same period of 2005, an increase of $55.1 million, or 24.1%.  The increase is primarily due to the higher energy and transmission costs and to a lesser extent, a 1.6% increase in sales.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $56.5 million in the second quarter of 2006 compared to $63.5 million in the same period of 2005, a decrease of $7.0 million, or 11.0%.  This decrease primarily reflects a settlement of an environmental claim of $5 million recorded in 2005, lower costs associated with spring storms, lower benefits expense and lower bad debt expense.  Partially offsetting these decreases in expense were incremental costs in 2006 associated with a DTE approved safety and reliability program of $1.9 million.

Depreciation and amortization expense  was $56.8 million in the second quarter of 2006 compared to $54.0 million in the same period of 2005, an increase of $2.8 million, or 5.2%.  The increase reflects higher depreciable distribution and transmission plant in service, and increased amortization related to the higher amount of securitized regulatory asset - goodwill asset tax component recorded in September 2005.  This increase in regulatory asset-goodwill amortization is entirely offset by a corresponding deferred income tax credit to expense.

Demand side management (DSM) and renewable energy programs expense  was $10.6 million in the second quarter of 2006 compared to $10.7 million in the same period of 2005, a decrease of $0.1 million, or 0.1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $18.8 million in the second quarter of 2006 compared to $19.2 million in the same period of 2005, a decrease of $0.4 million, or 2.1%.  This decrease was primarily due to lower overall labor costs.

Income taxes  attributable to operations were $22.7 million in the second quarter of 2006 compared to $18.2 million in the same period of 2005, an increase of $4.5 million, or 24.7%, reflecting higher pre-tax operating income in 2006 somewhat offset due to the amortization of a deferred tax liability recorded in September 2005 related to the goodwill asset.  This results in the recording of a deferred income tax credit which is entirely offset by higher goodwill amortization expense.

Other income, net

Other income, net  was $3.3 million in the second quarter of 2006 compared to $1.3 million in the same period of 2005, an increase of $2 million.  The increase is primarily due to the net gain realized on the sale of a parcel of non-utility land in Boston ($2.2 million, after tax).

Interest charges

Interest on long-term debt and transition property securitization certificates  was $22.6 million in the second quarter of 2006 compared to $22.1 million in the same period of 2005, an increase of $0.5 million, or 2.2%.  The slight increase in interest expense primarily reflects:

-	Interest costs in 2006 of $2.9 million on $200 million 30 year fixed-rate 5.75% debentures issued March 16, 2006.

This increase was partially offset by:

-

Lower interest costs associated with principal repayments of transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding, LLC and BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison.

-	The absence in 2006 of expense of nearly $0.9 million related to the retirement of $100 million variable-rate debentures in October 2005.

Short-term and other interest expense  was $1.3 million in the second quarter of 2006 compared to $0.3 million in the same period of 2005, an increase of $1.0 million, or 333%.  The increase is primarily due to  a higher average level of short-term debt outstanding and a 199 basis point increase in short-term weighted average borrowing rates, as compared to the same period in 2005.

AFUDC  was $1.6 million in the second quarter of 2006 compared to $0.8 million in the same period of 2005, an increase of $0.8 million, or 100%.  This is primarily due to a higher average balance of construction work in progress and the 199 basis point increase in short-term weighted-average borrowing rates, as compared to the same period in 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Results of Operations

The following section of MD&A compares the results of operations for each of the six-month periods ended June 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Net income was $62.1 million for the six month period ended June 30, 2006 compared to $44.4 million for the same period in 2005.  Factors that contributed to the $17.7 million, or 40% increase in 2006 earnings net of income taxes include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, including Boston Edison's 345 kV project ($5.9 million)

-

Lower operations and maintenance expenses in 2006 due to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 winter storms (approximately $1.3 million), the absence of facilities consolidation charges incurred in 2005 (approximately $1.3 million), lower bad debt expense of $4 million in 2006 and a charge in 2005 related to an environmental settlement claim of $3 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows Boston Edison to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

-	Gain realized on the sale of a parcel of non-utility land ($2.2 million)

These increases in earnings factors were partially offset by:

-	Higher depreciation expense due to higher levels of utility plant in service ($1.9 million)
-	Higher long-term and short-term interest expense as a result of higher levels of debt and higher average rates of interest ($1.5 million)

On March 16, 2006, Boston Edison closed on the sale of $200 million, 30-year, fixed rate (5.75%) Debentures that were used to repay short-term debt balances.  In the first quarter of 2005,  Boston Edison closed on a securitization financing transaction in which Boston Edison received approximately $263.6 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under a certain purchase power contract.

Other significant cash flow events during the six months period include the following:  Boston Edison invested approximately $153.3 million in capital projects to improve capacity and reliability, paid approximately $46 million in common shares dividends to NSTAR, retired approximately $54.3 million in securitized long-term debt and retired $39.5 million of short-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Six Months Ended June 30,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	2,065,090	2,124,358	(2.8)
Commercial	4,777,989	4,723,410	1.2
Industrial	583,680	614,041	(4.9)
Other	68,968	68,992	-
Total retail sales	7,495,727	7,530,801	(0.5)

The 0.5% decrease in retail MWH sales in the first half of 2006 reflects the warmer temperature in January, March and May of 2006.

Electric residential and commercial customers were approximately 28% and 64%, respectively, of Boston Edison's total retail sales mix for the first half of 2006 and provided 42% and 52% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a higher decrease in industrial sales in the first half of 2006 compared to the same period in 2005.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall cooler spring weather in the second quarter of 2005, contributed to decreased energy use.

	2006	2005	Normal 30-Year Average
Heating degree-days	3,397	3,943	3,654
Percentage colder (warmer) than prior year	(13.8)%	3.8%
Percentage colder (warmer) than 30-year average	(7.0)%	7.9%

Cooling degree-days	178	182	176
Percentage warmer (cooler) than prior year	(2.2)%	38.9%
Percentage warmer (cooler) than 30-year average	1.1%	3.4%

Weather conditions impact electric sales in Boston Edison's service area.  The comparative information above relates to heating and cooling degree-days for the first half of 2006 and 2005 and the number of degree-days in a "normal" period as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (or rises above) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first half of 2006 increased $194 million, or 21.7%, from the same period in 2005, and consisted of the following major component changes:

(in thousands)	Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent

Retail distribution and transmission	$335,043	$282,068	$52,975	18.8
Energy, transition and other	698,971	558,134	140,837	25.2
Total retail revenues	1,034,014	840,202	193,812	23.1
Other revenues	52,226	52,467	(241)	-
Total revenues	$1,086,240	$892,669	$193,571	21.7

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues includes higher transmission rates reflecting primarily Boston Edison's increased investment in transmission infrastructure.

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the FERC and MDTE.  The $53 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $44 million and a distribution rate increase effective May 1, 2006 as approved in Boston Edison's Rate Settlement Agreement offset by a 0.5% decrease in MWh sales.  In addition, as a result of the Settlement Agreement, costs that had previously been recovered in transition revenues since the cessation of wholesale agreements are, effective May 1, 2006, being recovered in distribution rates.  This accounts for $5.9 million of distribution revenues through June 30, 2006.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions primarily affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $140.8 million increase in energy, transition and other revenues is primarily attributable to the $171.9 million increase in energy supply costs, Boston Edison is permitted to earn a carrying charge on transition deferral balances.

The decrease in other revenues primarily reflects the expiration of one wholesale power supply contract.  After October 31, 2005, Boston Edison no longer has contracts for the supply of wholesale power.  Amounts collected from wholesale customers were credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.  This decrease is somewhat offset by an increase in the Company's revenue from participants in the New England Regional Transmission Organization.

Operating expenses

Purchased power costs  were $659.7 million in the first half of 2006 compared to $487.8 million in the same period of 2005, an increase of $171.9 million, or 35.2%.  The increase is primarily due to the higher energy and transmission costs.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $111.7 million in the first half of 2006 compared to $126.7 million in the same period of 2005, a decrease of $15.0 million, or 11.8%.  This decrease primarily reflects lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 winter storms ($2.2 million), lower facilities consolidation charges than in 2005 ($2.2 million), lower bad debt expense of $6.5 million in 2006 and a charge in 2005 related to a settlement of an environmental claim of $5 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows Boston Edison to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

Depreciation and amortization expense  was $113.7 million in the first half of 2006 compared to $102 million in the same period of 2005, an increase of $11.7 million, or 11.5%.  The increase primarily reflects a full six months of amortization of the assets securitized in March of 2005.  Also impacting is higher depreciable distribution and transmission plant in service, and increased amortization related to the higher amount of securitized regulatory asset - goodwill asset tax component effective in September 2005.  This increase in regulatory asset-goodwill amortization is entirely offset by a corresponding deferred income tax credit to expense.

Demand side management (DSM) and renewable energy programs expense  was $22.8 million in the first half of 2006 compared to $22.6 million in the same period of 2005, an increase of $0.2 million, or 0.1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $39.6 million in the first half of 2006 compared to $40 million, a decrease of $0.4 million, or 1%, reflecting lower overall labor costs.

Income taxes  attributable to operations were $37 million in the first half of 2006 compared to $28.7 million in the same period of 2005, an increase of $8.3 million, or 29%, reflecting higher pre-tax operating income in 2006 somewhat offset due to the amortization of a deferred tax liability recorded in September 2005 related to the goodwill asset.  This results in the recording of a deferred income tax credit which is entirely offset by higher goodwill amortization expense.

Other income, net

Other income, net  was approximately $3.9 million in the first half of 2006 compared to $1.7 million in the same period of 2005, an increase in other income of $2.2 million, or 129%.  The increase is primarily due to the net gain realized on the sale of a parcel of non-utility land in Boston ($2.2 million, net of tax).

Interest charges

Interest on long-term debt and transition property securitization certificates  was $43.4 million in the first half of 2006 compared to $42.8 million in the same period of 2005, an increase of $0.6 million, or 1.4%.  The increase in interest expense primarily reflects:

-	Interest costs in 2006 of $3.3 million on $200 million 30 year fixed-rate 5.75% debentures issued March 16, 2006.

This increase was partially offset by:

-

Higher interest related to a full six month's expense on the March 2005 securitization more than offset by lower expense associated with principal repayments of transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding, LLC and BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison ($1 million).

-	The absence in 2006 of expense of nearly $1.7 million related to the retirement of $100 million variable-rate Debentures in October 2005.

Short-term and other interest expense  was $2.9 million in the first half of 2006 compared to $0.4 million in the same period of 2005, an increase of $2.5 million, or 625%.  The increase is primarily due to  a higher average level of short-term debt outstanding and a 170 basis point increase in short-term weighted average borrowing rates, as compared to the same period in 2005.

AFUDC  was $2.8 million in the first half of 2006 compared to $1.1 million in the same period of 2005, an increase of $1.7 million, or 155%.  This is primarily due to a higher average balance of construction work in progress and the 170 basis point increase in short-term weighted-average borrowing rates, as compared to the same period in 2005.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2006:
Ratio of earnings to fixed charges	3.55
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.44

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2006

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2006

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: August 8, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer