Form 10-Q
period 2006-09-30
BOSTON EDISON CO
filed 2006-11-13
CIK 13372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2006
Common Stock, $1 par value	75 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

Boston Edison Company
Form 10-Q - Quarterly Period Ended September 30, 2006

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3-4

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	5

	Condensed Consolidated Statements of Retained Earnings	6

	Condensed Consolidated Balance Sheets	7 - 8

	Condensed Consolidated Statements of Cash Flows	9

	Notes to Condensed Consolidated Financial Statements	10-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 -32

Item 4.	Controls and Procedures	32

Part II. Other Information:

Item 1.	Legal Proceedings	33

Item 5	Other Information	33

Item 6.	Exhibits	34

Signature		35

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
Canal Electric	Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S Department of Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
MDTE	Massachusetts Department of Telecommunications and Energy
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
Bechtel	Bechtel Power Corporation
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation
LICAP	Locational Installed Capacity
MWh	Megawatthour (equal to one million watthours)
MW	Megawatts
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates
ROE	Return on Equity
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
VEBA	Voluntary Employee Benefit Association
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q  contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may also be contained in other filings with the Securities and Exchange Commission (SEC), in press releases and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate,"  "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what Boston Edison expected. Actual results could differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Part I.  Financial Information
Item 1.  Financial Statements

Boston Edison Company
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$670,820	$588,307	$1,757,060	$1,480,976

Operating expenses:
Purchased power	391,849	316,114	1,051,547	803,883
Operations and maintenance	59,055	56,728	170,737	183,472
Depreciation and amortization	56,812	53,850	170,463	155,848
Demand side management and renewable
energy programs	12,684	12,817	35,472	35,440
Taxes - property and other	19,883	18,935	59,522	58,927
Income taxes	42,005	44,353	79,045	73,058

Total operating expenses	582,288	502,797	1,566,786	1,310,628

Operating income	88,532	85,510	190,274	170,348

Other income (deductions):
Other income, net	1,024	862	5,453	2,774
Other deductions, net	(100)	(183)	(661)	(428)
Total other income, net	924	679	4,792	2,346

Interest charges:
Long-term debt	15,461	13,649	43,966	40,520
Transition property securitization	7,028	8,471	21,972	24,416
Short-term debt and other	2,500	499	5,353	931
AFUDC	(1,880)	(696)	(4,660)	(1,821)
Total interest charges	23,109	21,923	66,631	64,046

Net income	$66,347	$64,266	$128,435	$108,648

Per share data is not relevant because Boston Edison Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance at the beginning of the period	$618,557	$563,563	$603,449	$566,161
Add:
Net income	66,347	64,266	128,435	108,648
Subtotal	684,904	627,829	731,884	674,809
Deduct:
Dividends declared:
Common stock dividends to Parent	23,000	23,000	69,000	69,000
Preferred stock	490	490	1,470	1,470
Subtotal	23,490	23,490	70,470	70,470
Balance at the end of the period	$661,414	$604,339	$661,414	$604,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
Assets

Utility plant in service, at original cost	$3,147,856	$3,066,267
Less: accumulated depreciation	744,015	705,768
	2,403,841	2,360,499
Construction work in progress	269,816	175,785
Net utility plant	2,673,657	2,536,284

Equity investments	8,194	9,092

Current assets:
Cash and cash equivalents	6,979	10,148
Restricted cash	4,943	4,943
Accounts receivable, net	236,497	160,167
Accrued unbilled revenues	43,176	31,415
Regulatory assets	253,270	260,943
Inventory, at average cost	14,385	17,246
Prepaid income taxes	-	5,254
Other	4,282	2,956
Total current assets	563,532	493,072

Deferred debits:
Regulatory assets - power contracts	408,828	478,563
Regulatory asset - goodwill	418,923	428,767
Regulatory assets - other	496,756	586,818
Prepaid pension	328,134	346,889
Other	19,976	12,136
Total deferred debits	1,672,617	1,853,173

Refundable income taxes	81,994	-

Total assets	$4,999,994	$4,891,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	597,843	597,843
Retained earnings	661,414	603,449
Total common equity	1,259,257	1,201,292

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt	1,047,049	850,378
Transition property securitization	354,675	455,424
Total long-term debt	1,401,724	1,305,802

Total capitalization	2,703,981	2,550,094

Current liabilities:
Transition property securitization	85,080	62,692
Long-term debt	1,100	688
Notes payable	71,500	197,000
Power contracts	126,515	131,424
Accounts payable	141,676	159,786
Accrued income taxes	127,503	-
Payable to affiliates	10,009	21,664
Deferred income taxes	26,125	16,813
Accrued interest	22,968	9,853
Other	31,636	36,576
Total current liabilities	644,112	636,496

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	915,532	908,450
Power contracts	408,828	475,797
Regulatory liability - cost of removal	150,960	149,873
Payable to affiliates	127,441	127,441
Other	49,140	43,470
Total deferred credits	1,651,901	1,705,031

Commitments and contingencies

Total capitalization and liabilities	$4,999,994	$4,891,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Edison Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$128,435	$108,648
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	170,894	155,848
Deferred income taxes	(64,340)	72,290
AFUDC	(4,660)	(1,821)
Gain on sale of non-utility property	(4,101)	-
Purchase power contracts buy-outs	(72,228)	(331,706)
Net changes in working capital	63,211	15,535
Net change from other operating activities	79,703	90,661
Net cash provided by operating activities	296,914	109,455

Investing activities:
Plant expenditures	(227,106)	(199,256)
Proceeds from sale of property	6,033	-
Increase in restricted cash	-	(1,327)
Other investments	419	(75)
Net cash used in investing activities	(220,654)	(200,658)

Financing activities:
Issuance of long-term debt, net of discount	197,886	-
Issuance of transition property securitization	-	265,500
Debt issue costs	(1,750)	(2,481)
Transition property securitization redemptions	(78,361)	(68,746)
Long-term debt redemptions	(1,234)	(860)
Net change in notes payable	(125,500)	(28,500)
Dividends paid	(70,470)	(70,470)
Net cash (used in) provided by financing activities	(79,429)	94,443

Net (decrease) increase in cash and cash equivalents	(3,169)	3,240
Cash and cash equivalents at the beginning of the year	10,148	6,468
Cash and cash equivalents at the end of the period	$6,979	$9,708

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$65,295	$51,898
Income taxes	$13,788	$2,373
Non-cash financing activity:
Plant expenditures reducing accounts payable	$26,045	$-

Non-cash capital transfer (Note H)	$-	$319,000

Deferred debit regulatory asset - goodwill (Note H)	$-	$270,554

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

2. Basis of Presentation and Accounting

Current Presentation

The financial information presented as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 have been prepared from Boston Edison's books and records without audit by an independent registered public accounting firm.  However, Boston Edison's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2005 was derived from the audited consolidated financial statements of Boston Edison, but does not include all disclosures required by GAAP.  In the opinion of Boston Edison's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

Planned  Electric Affiliate Merger and Net Assets Transfer

NSTAR's rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of NSTAR's subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison.  The transfer of net assets was contingent upon obtaining final approval from the MDTE and FERC.  If ultimately approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific merger plan to provide for the net asset transfer with the MDTE and the FERC on May 26, 2006.  In a November 8, 2006 Order, the MDTE granted final approval of the merger proposal and Boston Edison anticipates a FERC Order in the fourth quarter of 2006.  In accordance with SFAS No. 141 "Business Combinations," the financial statements of Boston Edison (the combined entity) would report results of operations, cash flows and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented.  On October 20, 2006, the FERC conditionally approved the merger.  NSTAR is reviewing the effect this approval may have on its transmission tariffs and has filed a request for clarification with the FERC, requesting a response from FERC prior to the end of November. It is further anticipated that the merger will be executed in January 2007.  The amount of net assets of Cambridge Electric, ComElectric and Canal Electric to be transferred to Boston Edison is expected to be approximately $550 million.  In furtherance of its efforts to accomplish the transfer of net assets, Boston Edison has filed a request under Section 204 of the Federal Power Act for authorization of $655 million in short-term debt financing.

Note B. Pension and Other Postretirement Benefits

Pension

Boston Edison is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, Boston Edison allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including Boston Edison, based on the proportion of total direct labor charged to the Company.  During the nine months ended September 30, 2006, Boston Edison did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2006 due to the significant contributions made in 2005.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to Boston Edison.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Service cost	$5.1	$5.1	$15.2	$15.2
Interest cost	14.3	13.9	42.9	41.6
Expected return on Plan assets	(19.5)	(18.6)	(58.5)	(55.8)
Recognized actuarial loss	6.6	6.3	19.8	19.0
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic pension benefits cost	$6.3	$6.5	$18.8	$19.4

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was enacted into law.  The Act requires employers with defined-benefit pension plans to make contributions to meet a certain funding target and eliminate funding shortfalls.  The Company is in the process of evaluating the effects, if any, that the provisions of the Act could have on its financial position, results of operations and cash flows.  However, based on its current funding level and the provisions of the Act, Boston Edison does not anticipate making additional contributions beyond its normal level in the near future.

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

The funded status of the Plan cannot be presented separately for Boston Edison since the Company participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of Boston Edison and other subsidiaries of NSTAR.  During the nine months ended September 30, 2006, NSTAR did not contribute toward these benefits and does not anticipate making any contributions for the remainder of 2006 toward these benefits as a result of the significant contributions NSTAR made in 2005.

The net periodic postretirement benefits cost allocated to Boston Edison for the three and nine month periods ended September 30, 2006 were $3.3 million and $9.8 million, respectively, as compared to $4.4 million and $11.9 million, respectively, in the prior year.

Note C. New Accounting Standards

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). This standard amends SFAS Nos. 87, 88, 106 and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year-end.  Boston Edison will adopt this standard as of December 31, 2006.  Boston Edison is currently assessing the impact this standard could have on its results of operations and financial position in light of its approved regulatory rate mechanism for recovery of these retiree benefit costs.  Based on the current funded status of the pension plan, Boston Edison does not expect to recognize a liability at year-end under the provisions of SFAS 158.  However, even in the event that there was an unfunded portion, as a result of its regulatory recovery mechanism, Boston Edison would anticipate recognizing a regulatory asset in lieu of taking a charge to Other Comprehensive Income.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007.

Boston Edison will adopt FIN 48 effective January 1, 2007.  Boston Edison is currently assessing the impact FIN 48 could have on its results of operations and financial position.  As part of its assessment, the Company is reviewing its specific tax accounting policy and tax position relating to the timing of certain construction-related tax deductions using the simplified service cost method.  Refer to Note F included in this report on Form 10-Q for more details regarding this tax contingency.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  Application of this standard is required for Boston Edison beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on Boston Edison's results of operations and financial position.

On September 13, 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  SAB 108 expresses the SEC's views regarding the process of quantifying financial statement misstatements for the purpose of materiality assessment.  SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements.  Boston Edison will adopt this SAB as effective for its annual financial statements for the year ending December 31, 2006.  Boston Edison has reviewed the requirements of SAB 108 and has concluded that its adoption will not have an impact on its consolidated financial position or consolidated results of operations.

Note D. Cost of Removal

For Boston Edison, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2006 and December 31, 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $151 million and $149.9 million, respectively, based on the cost of removal component in current depreciation rates.

Note E. Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, reliability and safety and consumer division statistics for all Massachusetts utilities.  Boston Edison is required to report annually to the MDTE concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

As of September 30, 2006, Boston Edison's 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, this result may not be indicative of the result that could be expected for the remainder of the year.  Management believes it is unlikely that Boston Edison will be in a penalty position by year end.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  Boston Edison cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to Boston Edison (refer to Note I).  The Settlement Agreement establishes, for Boston Edison, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  Since Boston Edison's filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter.  Boston Edison has responded to the MDTE on a timely basis, including providing updates in September

2006 on detailed electric circuit data.  At this time, Boston Edison cannot estimate its performance results applicable to these new measures.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $53.7 million and $55 million and corresponding net charges in accumulated deferred income taxes were recorded as of September 30, 2006 and December 31, 2005, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

Boston Edison is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2006 and the actual effective income tax rate for the year ended December 31, 2005:

	2006	2005
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.2	4.2
Investment tax credits	(0.4)	(0.5)
Other	0.3	0.8
Effective tax rate	39.1%	39.5%

Deduction of Construction-Related Costs

In 2004, NSTAR filed amended 2002 and 2003-2004 income tax returns to change to the Simplified Service Cost Method ("SSCM") that allowed for accelerated deduction of certain construction-related overhead costs previously capitalized to plant.  NSTAR has claimed additional deductions related to the tax accounting method change of approximately $372 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax returns would be denied and therefore, NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  This Regulation effectively concluded the SSCM was only available to taxpayers that have mass property.  Under this Regulation, the SSCM is not available for the majority of NSTAR's constructed property for the years 2005 and forward.  Therefore, NSTAR is required to make a cash tax payment to the IRS of approximately $130 million by December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. Boston Edison's share of the payment is approximately $94 million.  NSTAR applied Boston Edison's initial $47 million payment as a reduction to its 2005 refund due.  The remaining amount of $47 million is payable in the fourth quarter.  This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  Through September 30, 2006, this refund amounted to $114.1 million of which $82 million has been allocated to Boston Edison and has been recorded as non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheet.

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

In accordance with a court approved Settlement Agreement relating to litigation brought against Boston Edison by various governmental entities, Boston Edison paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court.  This payment did not have a current earnings impact as a result of Boston Edison's recognition of this liability in the second quarter of 2005.  Boston Edison is currently pursuing recovery from its insurance carrier and expects no further developments in this matter.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter were allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison reached a settlement in principle with the plaintiffs in this matter.  On March 8, 2006, a settlement resolving Boston Edison's liability was finalized and filed with the Superior Court, which approved and entered final judgment on August 8, 2006.

As of September 30, 2006 and December 31, 2005, Boston Edison had reserves of $2.8 million and $10.2 million, respectively, for all potential remaining environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  As a result, Boston Edison recorded a receivable in the second quarter of 2005 that will ultimately offset the Company's environmental claims.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on Boston Edison's results of operations, cash flows or its financial position.

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

2.  345kV Transmission Project

In the second quarter of 2006, Boston Edison completed the construction of a switching station in Stoughton, Massachusetts as part of its 345kV transmission line project that will connect the switching station to South Boston.  To date, the 345kV project is substantially completed and a major portion of this project has been placed in service.  The remainder of the project is currently scheduled to be in service by early December 2006.  This project is anticipated to enhance the reliability of electric service and improve power import capability in the NEMA area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by Boston Edison through wholesale and retail transmission rates.

3.  Electric Equity Investments

a.  Yankee Companies Spent Fuel Litigation

Boston Edison has an equity ownership of 9.5 % in both CY and YA (collectively, the "Yankee Companies").  Periodically, Boston Edison obtains estimates from the management of the Yankee Companies on the cost of decommissioning the respective nuclear units that are completely shut down and are currently conducting decommissioning activities.

On October 4, 2006, the U.S. Court of Federal Claims issued judgment in a spent nuclear fuel litigation in the amounts of $34.2 million and $32.9 million for CY and YA, respectively.  Boston Edison's portion of the judgment amounted to $3.2 million and $3.1 million, respectively.  The decision awards the Yankee Companies the above stated damages for spent fuel storage costs that they incurred through 2001 for CY and YA.  CY and YA had sought $37.7 million and $60.8 million, respectively, of damages through the same period.  The Yankee Companies continue to evaluate whether they will seek an appeal.

Since it is expected that the DOE will seek an appeal, the Yankee Companies have not recognized the damage awards on their books.  The Yankee Companies FERC settlement requires that such damage awards, once realized, net of taxes and net of further spent fuel trust funding, be credited to ratepayers, including Boston Edison.

The decision, if upheld, establishes the DOE's responsibility for reimbursing the Yankee Companies for their actual costs (through 2001 for CY and YA) for the construction of the ISFSI.  Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining ISFSI construction costs.  Boston Edison cannot predict the ultimate outcome of this decision on appeal.

b.  Equity Investment in Connecticut Yankee Atomic Power Company

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

c.  Equity Investment in Yankee Atomic Electric Company

During the course of carrying out the decommissioning work, YA identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate.  On November 23, 2005, YA submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YA's retired nuclear generating plant (the 2005 Estimate).  The schedule for the completion of physical work will need to extend until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, Boston Edison was obligated to pay $6 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that will be made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010.  On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund.  FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations.  The parties to these negotiations subsequently reached a settlement ("Settlement Agreement") that was filed with FERC on May 1, 2006.  The Settlement Agreement extends the collection period to 2014 but revises the schedule of decommissioning charges to reflect a reduction of $28.2 million compared to the 2005 estimate based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption.  Based on this allocation decrease, Boston Edison's obligation is reduced by $2.7 million. The Settlement Agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect Boston Edison's results of operations or cash flows because these costs will be collected from customers through Boston Edison's transition charge filings with the MDTE.

4.  Regulatory and Legal Matters

a.  Regulatory proceedings - MDTE

On December 30, 2005, the MDTE approved a multi-year rate Settlement Agreement between NSTAR, the AG and several intervenors, for adjustments to NSTAR Electric's transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively.  Effective May 1, 2006, NSTAR Electric increased its distribution rates with an offsetting decrease in transition rates.  Beginning January 1, 2007, the Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012.  The Settlement Agreement also permits NSTAR Electric to recover incremental costs relating to certain safety and reliability projects through an adjustment to distribution rates.

On September 29, 2006, NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing with the MDTE that supports the proposed establishment of new distribution and transition rates to become effective January 1, 2007.  This filing implements the provisions of the Settlement Agreement approved by the MDTE on December 30, 2005 that provides for an annual adjustment to distribution rates.  For 2007, as further discussed below, NSTAR Electric's distribution rates will include elements of a SIP and the CPSL program that require an offsetting adjustment to the transition rate.

Specifically, the Settlement Agreement establishes a performance-based SIP that factors in the gross domestic product price index minus a productivity factor.  For 2007, the current filing anticipates an inflation adjusted SIP factor of a 2.64% increase in distribution rates.  The CPSL program anticipates NSTAR Electric to spend not less than $10 million in 2006 on capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety.  A significant portion of these costs will relate to Boston Edison specific projects.  For 2007, the CPSL cost recovery is estimated to be $12.6 million.  The total of the SIP and the CPSL will result in higher total distribution rates of approximately 4.3%, with a corresponding reduction in transition rates.

In December 2005, Boston Edison filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the third quarter for Boston Edison.  In addition, as part of the rate Settlement Agreement approved by the MDTE on December 30, 2005, transition rates were reduced by $15 million effective January 1, 2006 and by $23 million on May 1, 2006.  Cost under-recoveries resulting from these rate reductions are deferred with carrying charges at a rate of 10.88%.

Settlement discussions with an intervenor and the AG are ongoing with respect to Boston Edison's 2004 and 2005 reconciliation filings.  A determination by the MDTE regarding the reconciliation of Boston Edison's 2004 and 2005 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding.  NSTAR cannot predict the timing or the ultimate outcome of these proceedings.

b.  Regulatory proceedings - FERC

NSTAR's rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of NSTAR's subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison.  The transfer of net assets is contingent upon obtaining final approval from the MDTE and FERC.  If ultimately approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific merger plan to provide for the net asset transfer with the MDTE and the FERC on May 26, 2006 and anticipates separate orders in the fourth quarter of 2006.  On October 20, 2006, the FERC conditionally approved the merger.  NSTAR is reviewing the effect this approval may have on its transmission tariffs and has filed a request for clarification with the FERC, requesting a response from FERC prior to the end of November. It is further anticipated that the merger will be executed in January 2007.

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE of 10.7% from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% going forward.  In addition, FERC granted a 100 basis point incentive adder for investments made in new transmission facilities, that when combined with FERC‘s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  RTO-NE ratepayers will benefit as a result of this order because of the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress, including NSTAR Electric’s 345Kv project, will significantly minimize these costs. This FERC order did not have a material impact on NSTAR’s consolidated results of operations, financial position or cash flows for the three and nine-month periods ended September 30, 2006.

c.  Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to "develop an alternative to LICAP."  A contested Settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 order and is expected to provide significant savings to NSTAR Electric's customers relative to the costs associated with the LICAP model approved in the Initial Decision.  The order adopted the FCM based on FCA as a replacement to LICAP.  NSTAR supports the FCM concept, but opposed, on several grounds, the order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load-serving entity representatives.  Some of the aspects of the order that NSTAR objected to, on behalf of its customers, include an expensive transition payment mechanism and the failure to terminate Reliability Must Run agreements coincident with the initiation of transition payments.

Transition payments to all capacity begin December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010.  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period.  FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour.  NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

d.  Legal Matters

In the normal course of its business, Boston Edison is involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in the accompanying Note I.  Based on the information currently available, Boston Edison does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

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

Planned Electric Affiliate Merger and Net Assets Transfer

NSTAR's rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of NSTAR's subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison.  The transfer of net assets was contingent upon obtaining final approval from the MDTE and FERC.  If ultimately approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific merger plan to provide for the net asset transfer with the MDTE and the FERC on May 26, 2006.  In a November 8, 2006 Order, the MDTE granted final approval of the merger proposal and Boston Edison anticipates a FERC Order in the fourth quarter of 2006.  In accordance with SFAS No. 141 "Business Combinations," the financial statements of Boston Edison (the combined entity) would report results of operations, cash flows and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented.  On October 20, 2006, the FERC conditionally approved the merger.  NSTAR is reviewing the effect this approval may have on its transmission tariffs and has filed a request for clarification with the FERC, requesting a response from FERC prior to the end of November. It is further anticipated that the merger will be executed in January 2007.  The amount of net assets of Cambridge Electric, ComElectric and Canal Electric to be transferred to Boston Edison is expected to be approximately $550 million.  In furtherance of its efforts to accomplish the transfer of net assets, Boston Edison has filed a request under Section 204 of the Federal Power Act for authorization of $655 million in short-term debt financing.

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

Net income for the three and nine-month periods ended September 30, 2006 amounted to $66.3 million and $128.4 million, respectively, as compared to $64.3 million and $108.6 million for the same period in 2005, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of Boston Edison's 2005 Form 10-K. There have been no substantive changes to those policies and estimates.

New Accounting Standards

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). This standard amends SFAS Nos. 87, 88, 106 and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year-end.  Boston Edison will adopt this standard as of December 31, 2006.  Boston Edison is currently assessing the impact this standard could have on its results of operations and financial position in light of its approved regulatory rate mechanism for recovery of these retiree benefit costs.  Based on the current funded status of the pension plan, Boston Edison expects to recognize a liability at year-end under the provisions of SFAS 158.  However, as a result of its regulatory recovery mechanism, Boston Edison would anticipate recognizing a regulatory asset in lieu of taking a charge to Other Comprehensive Income.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007.

Boston Edison will adopt FIN 48 effective January 1, 2007.  Boston Edison is currently assessing the impact FIN 48 could have on its results of operations and financial position.  As part of its assessment, the Company is reviewing its specific tax accounting policy and tax position relating to the timing of certain construction-related tax deductions using the simplified service cost method.  Refer to Note F included in this report on Form 10-Q for more details regarding this tax contingency.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  Application of this standard is required for Boston Edison beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on Boston Edison's results of operations and financial position.

On September 13, 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  SAB 108 expresses the SEC's views regarding the process of quantifying financial statement misstatements for the purpose of materiality assessment.  SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements.  Boston Edison will adopt this SAB as effective for its annual financial statements for the year ending December 31, 2006.  Boston Edison has reviewed the requirements of SAB 108 and has concluded that its adoption will not have an impact on its consolidated financial position or consolidated results of operations.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers for those who choose not to buy energy from a competitive energy supplier.  Standard offer service ended in February 2005.  Basic service rates, representing the energy supply component, are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of September 30, 2006 and December 31, 2005, customers of Boston Edison had approximately 50% and 26%, respectively, of their load requirements provided by competitive suppliers.

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

-

The implementation of SIP beginning January 1, 2007.  The SIP will result in annual inflation-adjusted distribution rate increases that may be offset by a decrease in transition charge prices through 2012.

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

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE of 10.7% from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% going forward.  In addition, FERC granted a 100 basis point incentive adder for investments made in new transmission facilities, that when combined with FERC‘s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers will benefit as a result of this order because of the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress, including Boston Edison’s 345Kv project, will significantly minimize these costs. This FERC order did not have a material impact on Boston Edison’s consolidated results of operations, financial position or cash flows for the three and nine-month periods ended September 30, 2006.

b.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, reliability and safety and consumer division statistics for all Massachusetts utilities.  Boston Edison is required to report annually to the MDTE concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

As of September 30, 2006, Boston Edison's 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, this result may not be indicative of the result that could be expected for the remainder of the year.  Management believes it is unlikely that Boston Edison will be in a penalty position by year end.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  Boston Edison cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to Boston Edison (refer to Note I).  The Settlement Agreement establishes, for Boston Edison, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  Since Boston Edison's filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter.  Boston Edison has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  At this time, Boston Edison cannot estimate its performance results applicable to these new measures.

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

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended September 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Net income was $66.3 million for the quarter ended September 30, 2006 compared to $64.3 million for the same period in 2005.  Factors that contributed to the $2 million, or 3.1% increase in 2006 earnings net of income taxes include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, including Boston Edison's 345kV project ($2.2 million)
-	Increased distribution rates effective May 1, 2006, as part of the Rate Settlement Agreement ($2.9 million)
-	Lower storm related maintenance costs ($1.3 million)

These increases were partially offset by:

-	Decrease in electric mWh sales of 3.0% ($2.2 million)
-	Higher depreciation expense due to higher levels of utility plant in service ($1 million)
-	Higher long-term and short-term interest expense as a result of higher levels of debt and higher average rates of interest ($1.5 million)
-	Higher regulatory interest as a result of higher average regulatory over-recovery of costs ($0.8 million)

Significant cash flow events during the quarter include the following: Boston Edison invested approximately $74 million in capital projects to improve capacity and reliability, paid approximately $23 million in common share dividends to NSTAR, retired approximately $24 million in securitized long-term debt and retired $86 million in short-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended September 30,
	2006	2005	% Change
Retail Electric Sales - mWh
Residential	1,163,160	1,240,836	(6.2)%
Commercial	2,677,185	2,712,951	(1.3)%
Industrial	309,167	323,925	(4.6)%
Other	30,759	31,538	(2.5)%
Total retail sales	4,180,271	4,309,250	(3.0)%

The decrease in retail mWh sales in the third quarter of 2006 was primarily in the residential sector and mainly attributed to the 11% decrease in cooling degree-days.

Electric residential and commercial customers were approximately 28% and 64%, respectively, of Boston Edison's total retail sales mix for the third quarter of 2006 and provided 31% and 62% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a higher decrease in industrial sales in the third quarter of 2006 compared to the same period in 2005.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall cooler weather in the third quarter of 2006, contributed to decreased energy use.

	2006	2005	Normal 30-Year Average
Heating degree-days	75	42	96
Percentage colder (warmer) than prior year	78.6%	(34.4)%
Percentage colder (warmer) than 30-year average	(21.9)%	(56.3)%

Cooling degree-days	621	698	593
Percentage warmer (cooler) than prior year	(11.0)%	39.3%
Percentage warmer (cooler) than 30-year average	4.7%	17.7%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity based on weather conditions.  These conditions primarily impact electric demand during the summer.  The comparative information above relates to heating and cooling degree-days for the third quarter of 2006 and 2005 and the number of heating and cooling degree-days in a "normal" third quarter as represented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

For the three months ended September 30, 2006 and 2005, fluctuations in the level of heating degree-days have minimal impact on operating revenues, as this period represents a seasonally low demand for electricity for heating.  However, for the same period, the impact of fluctuations in cooling degree-days have a far greater impact on electric sales and operating revenues, due to the summer period demand for energy consumption.  The 11% decline in cooling degree-days experienced during the third quarter of 2006 as compared with the same period in the prior year, contributed to the 3.0% decrease in sales.

Operating revenues

Operating revenues for the third quarter of 2006 increased $82.5 million, or 14%, from the same period in 2005, and consisted of the following major component changes:

(in thousands)	Three Months Ended September 30,		Increase/(Decrease)
	2006	2005	Amount	Percent

Retail distribution and transmission	$258,850	$214,312	$44,538	20.8%
Energy, transition and other	375,272	344,043	31,229	9.1%
Total retail revenues	634,122	558,355	75,767	13.6%
Other revenues	36,698	29,952	6,746	22.5%
	$670,820	$588,307	$82,513	14.0%

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

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the FERC and MDTE.  The $44.5 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $33.3 million and a distribution rate increase effective May 1, 2006 as approved in Boston Edison's Rate Settlement Agreement that increased distribution revenues by $4.8 million.  This was off-set by a 3% decrease in MWh sales.  In addition, as a result of the Settlement Agreement, costs that had previously been recovered in transition revenues since the cessation of wholesale agreements are, effective May 1, 2006, being recovered in distribution rates.  This accounts for $8.9 million of distribution revenues through September 30, 2006.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions primarily affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $31.2 million increase in energy, transition and other revenues is primarily attributable to the $75.7 million increase in energy supply costs.  Boston Edison is permitted to earn a carrying charge on transition deferral balances.

The increase in other revenues reflects an increase in the Company's revenue from participants in the New England Regional Transmission Organization related to higher transmission infrastructure investments.

Operating expenses

Purchased power costs  were $391.8 million in the third quarter of 2006 compared to $316.1 million in the same period of 2005, an increase of $75.7 million, or 23.9%.  The increase is primarily due to higher global energy costs.  To a lesser extent, transmission costs increased due to the recognition of transmission true-up adjustments in connection with Boston Edison's open access transmission filings for 2004, 2005 and 2006 of approximately $4.0 million.  Offsetting these increases was a 3.0% decrease in sales volume.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in Boston Edison's energy supply expense will not have an impact on earnings.

Operations and maintenance expense  was $59.1 million in the third quarter of 2006 compared to $56.7 million in the same period of 2005, an increase of $2.4 million, or 4.2%.  This increase primarily reflects incremental costs in 2006 associated with a DTE approved safety and reliability program of $4.5 million.  Partially offsetting this increase were lower labor, materials and contractor costs of $2.2 million associated with 2005 storms, as well as lower bad debt expense of $1.0 million.

Depreciation and amortization expense  was $56.8 million in the third quarter of 2006 compared to $53.9 million in the same period of 2005, an increase of $2.9 million, or 5.4%.  The increase reflects higher depreciable distribution and transmission plant in service, and increased amortization related to the higher amount of securitized regulatory asset - goodwill asset tax component recorded in September 2005.  This increase in regulatory asset-goodwill amortization is entirely offset by a corresponding deferred income tax credit to expense.

Demand side management (DSM) and renewable energy programs expense  was $12.7 million in the third quarter of 2006 compared to $12.8 million in the same period of 2005, a decrease of $0.1 million, or 0.8%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $19.9 million in the third quarter of 2006 compared to $18.9 million in the same period of 2005, an increase of $1.0 million, or 5.3%.  This increase was primarily due higher municipal property tax rates and increased levels of property in service.

Income taxes  attributable to operations were $42.0 million in the third quarter of 2006 compared to $44.4 million in the same period of 2005, a decrease of $2.4 million, or 5.4%, reflecting higher pre-tax operating income in 2006 more than offset due to the amortization of a deferred tax liability recorded in September 2005 related to the goodwill asset.  This results in the recording of a deferred income tax credit which is entirely offset by higher goodwill amortization expense.

Other income, net

Other income, net  was $0.9 million in the third quarter of 2006 compared to $0.7 million in the same period of 2005, an increase of $0.2 million.  The increase is primarily due to the net gain realized on the sale of a parcel of non-utility land ($0.3 million, after tax).

Interest charges

Interest on long-term debt and transition property securitization certificates  was $22.5 million in the third quarter of 2006 compared to $22.1 million in the same period of 2005, an increase of $0.4 million, or 1.8%.  The slight increase in interest expense primarily reflects:

-	Interest costs in 2006 of $2.9 million on $200 million 30 year fixed-rate 5.75% debentures issued March 16, 2006.

This increase was partially offset by:

-

Lower interest costs of $1.4 million associated with principal repayments of transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding, LLC and BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison.

-	The absence in 2006 of expense of $1.0 million related to the retirement of $100 million variable-rate debentures in October 2005.

Short-term and other interest expense  was $2.5 million in the third quarter of 2006 compared to $0.5 million in the same period of 2005, an increase of $2.0 million, or 400%.  The increase is primarily due to  a higher average level of short-term debt outstanding and a 182 basis point increase in short-term weighted average borrowing rate including fees, as compared to the same period in 2005.

AFUDC  was $1.9 million in the third quarter of 2006 compared to $0.7 million in the same period of 2005, an increase of $1.2 million, or 171%.  This is primarily due to a higher average balance of construction work in progress and the 182 basis point increase in short-term weighted-average borrowing rates including fees, as compared to the same period in 2005.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Results of Operations

The following section of MD&A compares the results of operations for each of the nine-month periods ended September 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Net income was $128.4 million for the nine month period ended September 30, 2006 compared to $108.6 million for the same period in 2005.  Factors that contributed to the $19.8 million, or 18% increase in 2006 earnings net of income taxes include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, including Boston Edison's 345 kV project ($8.1 million)
-

Lower operations and maintenance expenses in 2006 due to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 storms (approximately $2.6 million), the absence of facilities consolidation charges incurred in 2005 (approximately $1.3 million), lower bad debt expense of $4.6 million in 2006 and a charge in 2005 related to an environmental settlement claim of $3 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows Boston Edison to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

-	Increased distribution rates effective May 1, 2006 as part of the Rate Settlement Agreement ($5.0 million)
-	Gains realized on sales of parcels of non-utility land ($2.5 million)

These increases in earnings factors were partially offset by:

-	Decrease in electric mWh sales of 1.4% ($3.2 million)
-	Higher depreciation expense due to higher levels of utility plant in service ($2.9 million)
-	Higher long-term and short-term interest expense as a result of higher levels of debt and higher average rates of interest ($3.9 million)

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

Other significant cash flow events during the nine months period include the following:  Boston Edison invested approximately $227 million in capital projects to improve capacity and reliability, paid approximately $70 million in common shares dividends to NSTAR, retired approximately $78 million in securitized long-term debt and retired $126 million of short-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Nine Months Ended September 30,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	3,228,250	3,365,194	(4.0)%
Commercial	7,455,174	7,436,361	0.3%
Industrial	892,847	937,966	(4.8)%
Other	99,727	100,530	(0.8)%
Total retail sales	11,675,998	11,840,051	(1.4)%

The 1.4% decrease in retail MWH sales in the first nine months of 2006 reflects the warmer temperatures in the winter of 2006 and the cooler temperatures in the summer of 2006.

Electric residential and commercial customers were approximately 28% and 64%, respectively, of Boston Edison's total retail sales mix for the first nine months of 2006 and provided 37% and 57% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions and, due to a slow recovery in economic conditions, there was a higher decrease in industrial sales in the first nine months of 2006 compared to the same period in 2005.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall cooler spring weather in the second quarter of 2005, contributed to decreased energy use.

	2006	2005	Normal 30-Year Average
Heating degree-days	3,472	3,985	3,750
Percentage colder (warmer) than prior year	(12.9)%	3.2%
Percentage colder (warmer) than 30-year average	(7.4)%	6.3%

Cooling degree-days	799	880	769
Percentage warmer (cooler) than prior year	(9.2)%	39.2%
Percentage warmer (cooler) than 30-year average	3.9%	14.4%

Weather conditions impact electric sales in Boston Edison's service area.  The comparative information above relates to heating and cooling degree-days for the first nine months of 2006 and 2005 and the number of degree-days in a "normal" period as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (or rises above) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first nine months of 2006 increased $276 million, or 18.6%, from the same period in 2005, and consisted of the following major component changes:

(in thousands)	Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	Amount	Percent

Retail distribution and transmission	$593,894	$496,380	$97,514	19.6%
Energy, transition and other	1,074,242	902,177	172,065	19.1%
Total retail revenues	1,668,136	1,398,557	269,579	19.3%
Other revenues	88,924	82,419	6,505	7.9%
Total revenues	$1,757,060	$1,480,976	$276,084	18.6%

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

Boston Edison's largest earnings sources are the revenues derived from transmission and distribution rates approved by the FERC and MDTE.  The $98 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $77 million and a distribution rate increase effective May 1, 2006 as approved in Boston Edison's Rate Settlement Agreement offset by a 1.4% decrease in MWh sales.  In addition, as a result of the Settlement Agreement, costs that had previously been recovered in transition revenues since the cessation of wholesale agreements are, effective May 1, 2006, being recovered in distribution rates.  This accounts for $14.8 million of distribution revenues through September 30, 2006.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions primarily affect Boston Edison's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on Boston Edison's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $172 million increase in energy, transition and other revenues is primarily attributable to the $248 million increase in energy supply costs, Boston Edison is permitted to earn a carrying charge on transition deferral balances.

The decrease in other revenues reflects an increase in the Company's revenue from participants in the New England Regional Transmission Organization related to higher transmission infrastructure investment .

Operating expenses

Purchased power costs  were $1,051.5 million in the first nine months of 2006 compared to $803.9 million in the same period of 2005, an increase of $247.6 million, or 30.8%.  The increase is primarily due to higher energy and transmission costs.  Boston Edison adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $170.7 million in the first nine months of 2006 compared to $183.5 million in the same period of 2005, a decrease of $12.8 million, or 6.7%.  This decrease primarily reflects lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 winter and summer storms of $4.3 million, lower facilities consolidation charges than in 2005 ($2.2 million), lower bad debt expense of $7.5 million in 2006 and a charge in 2005 related to a settlement of an environmental claim of $5 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows Boston Edison to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.  Partially offsetting theses decreases is higher overall labor costs in 2006.

Depreciation and amortization expense  was $170.4 million in the first nine months of 2006 compared to $155.8 million in the same period of 2005, an increase of $14.6 million, or 9.4%.  The increase primarily reflects a full nine months of amortization of the assets securitized in March of 2005.  Also impacting is higher depreciable distribution and transmission plant in service, and increased amortization related to the higher amount of securitized regulatory asset - goodwill asset tax component effective in September 2005.  This increase in regulatory asset-goodwill amortization is entirely offset by a corresponding deferred income tax credit to expense.

Demand side management (DSM) and renewable energy programs expense  was $35.5 million in the first nine months of 2006 compared to $35.4 million in the same period of 2005, an increase of $0.1 million, or 0.3%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $59.5 million in the first nine months of 2006 compared to $58.9 million, an increase of $0.6 million, or 1%, reflecting higher municipal property tax rates and increased levels of property in service.

Income taxes  attributable to operations were $79.0 million in the first nine months of 2006 compared to $73.1 million in the same period of 2005, an increase of $5.9 million, or 8%, reflecting higher pre-tax operating income in 2006 somewhat offset due to the amortization of a deferred tax liability recorded in September 2005 related to the goodwill asset.  This results in the recording of a deferred income tax credit which is entirely offset by higher goodwill amortization expense.

Other income, net

Other income, net  was approximately $4.8 million in the first nine months of 2006 compared to $2.3 million in the same period of 2005, an increase in other income of $2.5 million, or 109%.  The increase is primarily due to net gains realized on the sale of non-utility properties.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $65.9 million in the first nine months of 2006 compared to $64.9 million in the same period of 2005, an increase of $1.0 million, or 1.5%.  The increase in interest expense primarily reflects:

-	Interest costs in 2006 of $6.2 million on $200 million 30 year fixed-rate 5.75% debentures issued March 16, 2006.

This increase was partially offset by:

-

Higher interest related to a full nine month's expense on the March 2005 securitization more than offset by lower expense associated with principal repayments of transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II, LLC collateralized by future income stream associated primarily with Boston Edison's stranded costs.  The future income stream was sold to BEC Funding, LLC and BEC Funding II, LLC by Boston Edison.  These certificates are non-recourse to Boston Edison ($2.4 million).

-	The absence in 2006 of expense of nearly $2.7 million related to the retirement of $100 million variable-rate Debentures in October 2005.

Short-term and other interest expense  was $5.4 million in the first nine months of 2006 compared to $0.9 million in the same period of 2005, an increase of $4.5 million.  The increase is primarily due to  a higher average level of short-term debt outstanding and a 171 basis point increase in short-term weighted average borrowing rates including fees, as compared to the same period in 2005.

AFUDC  was $4.7 million in the first nine months of 2006 compared to $1.8 million in the same period of 2005, an increase of $2.9 million, or 161%.  This is primarily due to a higher average balance of construction work in progress and the 171 basis point increase in short-term weighted-average borrowing rates including fees, as compared to the same period in 2005.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2006:
Ratio of earnings to fixed charges	3.49
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.38

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2006

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2006

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of Boston Edison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Edison Company
(Registrant)

Date: November 10, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer