Form 10-K
period 2006-12-31
NSTAR ELECTRIC CO
filed 2007-03-15
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	1-2301

NSTAR Electric Company
(Formerly known as Boston Edison Company)
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 5, 2007
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
None

NSTAR Electric Company

Index to Annual Report on Form 10-K

Year Ended December 31, 2006

Signatures		73

Important Shareholder Information

NSTAR Electric Company (NSTAR Electric) files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR Electric has filed with the SEC on the SEC's website at www.sec.gov.  As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to NSTAR Electric's executive officers, senior officers, senior financial officers or directors can be accessed free of charge on NSTAR's website at www.nstar.com.  Copies of NSTAR Electric's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at the address or phone number on the cover of this Form 10-K.

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
NSTAR Electric Company	NSTAR Electric Company, f.k.a. Boston Edison Company
Canal Electric	Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S Department of Energy
EITF	Emerging Issues Task Force (of FASB)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
IRS	U.S. Internal Revenue Service
MDTE	Massachusetts Department of Telecommunications and Energy
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
Bechtel	Bechtel Power Corporation
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation
LICAP	Locational Installed Capacity
MWh	Megawatthour (equal to one million watthours)
MW	Megawatts
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NEMA	Northeastern Massachusetts
NYSE	New York Stock Exchange
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates

Glossary of Terms (continued)

ROE	Return on Equity
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
VEBA	Voluntary Employee Benefit Association
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as "anticipate,"  "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR Electric expected.  Actual results could differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	impact of continued cost control procedures on operating results
-	ability to maintain current credit ratings
-	impact of uninsured losses
-	impact of union contract negotiations
-	impact of conservation measures and self-generation by our customers
-	changes in financial accounting and reporting standards
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	prices and availability of operating supplies
-	the impact of terrorist acts
-	changes in tax laws, regulations and rates, and
-	impact of performance service quality measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying MD&A and in the accompanying Notes to Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I

Item 1.  Business

(a)  General Development of Business

NSTAR Electric Company (f.k.a. Boston Edison Company)("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  Through December 31, 2006, NSTAR's retail distribution utility subsidiaries are NSTAR Electric (f.k.a. Boston Edison Company), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas).  Prior to January 1, 2007, NSTAR's three retail electric distribution companies have collectively operated under the trade name of "NSTAR Electric."  Reference in this report to "NSTAR" shall mean NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

NSTAR Electric derives its revenues primarily from distribution and transmission services to customers.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of kWh, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power expense and corresponding revenues but will not affect the Company's earnings.

Effective January 1, 2007, NSTAR, the parent company of Boston Edison, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric ("acquired companies") to Boston Edison.  The transfer of net assets was structured as a merger of ComElectric, Cambridge Electric and Canal Electric into Boston Edison.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  The transfer of net assets was approved by the MDTE and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company (NSTAR Electric).

Information presented on this annual report on Form 10-K represents the results of operations and cash flows for the years ending December 31, 2006, 2005 and 2004 of NSTAR Electric (f.k.a Boston Edison).  Also presented on the same basis is the statement of financial position of NSTAR Electric (f.k.a Boston Edison) as of December 31, 2006 and 2005.  Effective for periods beginning on January 1, 2007 and in accordance with the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 141 "Business Combinations," the financial statements of NSTAR Electric (the combined entity), will report results of operations, cash flows and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented of those financial statements.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of Commonwealth, Cambridge and Canal.  Following the transaction, NSTAR Electric will continue as a wholly-owned subsidiary of NSTAR.  Refer to Consolidated Financial

Statements, Note B, "Subsequent Event - Transfer of Net Assets Structured as a Merger," for further detail.

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric has two wholly-owned special-purpose subsidiaries, BEC Funding LLC (BEC Funding) and BEC Funding II LLC (BEC Funding II) both established to facilitate the sale, of electric rate reduction certificates at public offerings.  The certificates of both special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the MDTE.  These certificates are non-recourse to NSTAR Electric.  BEC Funding and BEC Funding II are included in the consolidated financial statements of NSTAR Electric.

(b)  Financial Information about Industry Segments

NSTAR Electric operates as a regulated electric public utility; therefore, industry segment information is not applicable.

(c)  Narrative Description of Business

Principal Products and Services

NSTAR Electric supplies electricity at retail to an area of 590 square miles.  The territory served includes the City of Boston and 39 surrounding cities and towns.  The population of the area served with electricity at retail is approximately 1.6 million.  Electric operating revenues and energy sales percentages by customer class for the last three years consisted of the following:

	Revenues $			Energy Sales (MWH)
Retail:	2006	2005	2004	2006	2005	2004
Commercial	55%	56%	57%	64%	62%	61%
Residential	39%	36%	35%	28%	28%	28%
Industrial	5%	6%	6%	7%	8%	8%
Other	1%	1%	1%	1%	1%	1%
Wholesale and contract sales	-	1%	1%	-	1%	2%

Electric Rates

Retail electric delivery rates are established by the MDTE and are comprised of:

-

distribution charges, which include a fixed customer charge, energy and demand charges (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating and maintenance costs), and a reconciling rate adjustment mechanism for recovery of costs associated with NSTAR Electric's obligation to provide its attributable share of NSTAR Electric & Gas employees qualified pension and other postretirement benefits,

-	a transition charge (to collect costs primarily for previously held investments in generating plants and costs related to above market power contracts),
-

a transmission charge  (to collect the cost of moving the electricity over high voltage lines from generating plants to substations located within NSTAR Electric's service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market),

-	an energy conservation charge (legislatively-mandated charge to collect costs for demand-side management programs) and

-	a renewable energy charge (legislatively-mandated charge to collect the cost to support the development and promotion of renewable energy projects).

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of December 31, 2006, 2005 and 2004, customers of NSTAR Electric had approximately 47%, 26% and 25%, respectively, of their load requirements provided by competitive energy suppliers.

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement between NSTAR, the AG, and several interveners.  For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $15 million from what would otherwise have been billed in 2006, and then any change in distribution rates were offset by an equal and opposite change in the transition rates, continuing through 2012.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.  This Rate Settlement Agreement permitted NSTAR Electric to increase its distribution rates by an annual rate of $23 million effective May 1, 2006, with a corresponding reduction in transition charges.  The Rate Settlement Agreement allows NSTAR Electric other important and long-term initiatives.  Refer to the "Rate Settlement Agreement" section of the accompanying Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for more details.

Sources and Availability of Electric Power Supply

For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with MDTE requirements.  During 2006, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second-half of 2007.  NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007.  A request for proposals will be issued quarterly in 2007 for the remainder of the obligation for large customers and semi-annually for non-large customers.  For 2006, NSTAR Electric entered into agreements ranging in length from three to twelve-months.  NSTAR Electric fully recovers its payments to suppliers through MDTE-approved rates billed to customers.  During late 2004 and early 2005, NSTAR Electric completed several transactions to buy-out or restructure certain of its long-term purchase power contracts.  Refer to the accompanying Notes to Consolidated Financial Statements, Note M, "Contracts for the Purchase of Energy" for more detail.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of basic service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contacts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers.  NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. This proposal included a method for further review and modification to potentially include longer-term contracts that are anticipated to reduce price volatility for small consumers, solicited long-term contracts as part of its last 2006 solicitation.  However, after review of the proposals, NSTAR Electric, again after consultation with the AG, determined that it would enter into short-term contract alternatives.

Transmission Project

A significant portion of NSTAR Electric's 345kV transmission line project from Stoughton, Massachusetts to Boston was in-service by December 31, 2006.  Refer to "Plant Expenditures and Financings" section of this Item 1 for further information.

Wholesale Market and Transmission Rule Changes

Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to "develop an alternative to LICAP."  A contested settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 order and is expected to provide significant savings to NSTAR Electric's customers relative to the costs associated with the LICAP model approved in the Initial Decision.  The order adopted the FCM based on FCA as a replacement to LICAP.  NSTAR supports the FCM concept, but opposed, on several grounds, the order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load-serving entity representatives.  Some of the aspects of the order that NSTAR objected to, on behalf of its customers, include an expensive transition payment mechanism and the failure to terminate RMR agreements coincident with the initiation of transition payments.  In December 2006, the Maine Public Utilities Commission, the Connecticut Attorney General and the Massachusetts Attorney General filed appeals of the FERC orders approving the settlement with the U.S. Court of Appeals for the D.C. Circuit.  NSTAR Electric is an intervener in those appeals.  NSTAR Electric cannot predict the ultimate outcome of this case on appeal.

Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010.  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period.  FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour.  NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

FERC Transmission ROE

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress including NSTAR Electric's 345kV project, are expected to significantly minimize these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted the terms of the October 31, 2006 FERC decision, with one exception, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owner's believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by customers.  If NSTAR Electric's efforts to reduce customers' costs are successful, the Company is allowed to retain a portion of these savings, as well as related litigation costs, as an incentive.

NSTAR Electric and the AG have agreed that NSTAR Electric's efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers.  Under the terms of the Rate Settlement Agreement, NSTAR Electric is entitled to 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  NSTAR Electric seeks collection of $9.8 million annually (approximately $7.4 million related to the former Boston Edison) and represents twenty-five percent of the savings to its customers.  NSTAR Electric will recognize these incentive revenues as they are collected from its customers for a three year period, effective January 1, 2007.  Ultimate approval for the incentives is required by the MDTE.

Franchises

Through its charter, which is unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity, and has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state.  In some cases, the actions of these authorities are subject to appeal to the MDTE.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature.  Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's territory without the written consent of NSTAR Electric.  This consent must be filed with the MDTE and the municipality so affected.

Regulation

NSTAR Electric, and its wholly-owned subsidiary HEEC, operate primarily under the authority of the MDTE, whose jurisdiction includes supervision over retail rates for distribution of electricity, financing and investing activities.  In addition, the FERC has jurisdiction over various phases of NSTAR Electric's utility business, including rates for electricity sold at wholesale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of accounting.  The Company is also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

Plant Expenditures and Financings

The most recent estimates of plant expenditures and long-term debt maturities for the years 2007 and 2008-2011 are as follows:

	2007	2008-2011
(in thousands)
Plant expenditures	$276,400	$ 824,800
Long-term debt	$ 62,509	$1,410,924

In the five-year period 2007 through 2011, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR Electric service territory.  In 2006, these factors contributed significantly to the $24.1 million increase in plant expenditures from 2005.  Part of this increase includes expenditures of $69 million in 2006, for NSTAR Electric's 345kV transmission line project.  This compares to 345kV project expenditures of $120 million and $11 million in 2005 and 2004, respectively.  This project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one).  Total spending on this project through December 31, 2006 is approximately $200 million, with approximately $20 million to be spent in 2007.  The first line of this project was placed in service in October 2006 and the second line of phase one is expected to be placed in service by the end of the first quarter of 2007.  Phase two of the 345kV transmission line project, which will add a third line to the project, is expected to be in service in 2008.  Expenditures on this phase of the project are expected to amount to $55 million and $38 million in 2007 and 2008, respectively.  These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR Electric through wholesale and retail transmission rates.

Management continuously reviews its capital expenditure and financing programs.  These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.  Refer to the accompanying "Cautionary Statement Regarding Forward-Looking Information" preceding Item 1.

Seasonal Nature of Business

NSTAR Electric kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

Competitive Conditions

As a rate regulated distribution and transmission utility company, NSTAR Electric is not subject to a significant competitive business environment.  Through its franchise charter, NSTAR Electric has the exclusive right and privilege to engage in the business of delivering electric services in its granted territory.  Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric.  Refer to the accompanying "Franchises" section of this Item 1 and to Item 1A, "Risk Factors" for a further discussion of NSTAR Electric's rights and competitive pressures within its service territory.

Environmental Matters

NSTAR Electric is subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations.  NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties.  Refer to the "Contingencies - Environmental Matters" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to notes to Consolidated Financial Statements, Note N, "Commitments and Contingencies", for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Employees

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric & Gas Corporation.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric & Gas.  As of December 31, 2006, NSTAR subsidiaries had approximately 3,100 employees, including approximately 2,200, or 71%, who are represented by units covered by separate collective bargaining contracts.  NSTAR's labor contract with Local 369 of the Utility Workers Union or America, AFL-CIO, which represents approximately 61% of employees, expires on June 1, 2009.

Management believes it has satisfactory relations with its employees.

(d)  Financial Information about Foreign and Domestic Operations and Export Sales

NSTAR Electric delivers electricity to retail customers in the Boston area.  NSTAR Electric does not have any foreign operations or export sales.

(e)  Available Information

NSTAR (NSTAR Electric's parent company) files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the SEC.  You may access materials NSTAR and NSTAR Electric have filed with the SEC on the SEC's website at www.sec.gov.  In addition, NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.  NSTAR's SEC filings and

Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR's executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR's website at www.nstar.com.  Copies of the SEC filings of NSTAR or NSTAR Electric may also be obtained by writing to NSTAR's Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

The certifications of NSTAR's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to NSTAR's Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2.

Item 1A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, investors or prospective investors should carefully consider the following risk factors.

NSTAR Electric's operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company's results of operations and its financial position.

NSTAR Electric's operations, including the rates charged, are regulated by the FERC and the MDTE.  In addition, NSTAR Electric's accounting policies are prescribed by GAAP, the FERC and the MDTE.  Adverse regulatory changes could have a significant impact on results of operations and financial condition.

Potential municipalization or technological developments may adversely affect our regulated electricity business.

Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric. Although not a trend, NSTAR Electric could be exposed to municipalization risk, whereby a municipality could acquire the electric delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR Electric's revenues.  Any such action would require numerous legal and regulatory consents and approvals. In addition, NSTAR Electric expects that any municipalization would require that NSTAR Electric be compensated for its assets assumed.

There is also the risk that technological developments could lead to distributed generation among NSTAR Electric's customer base.

Changes in environmental laws and regulations affecting our business could increase our costs or curtail our activities.

NSTAR Electric is subject to a number of environmental laws and regulations that are currently in effect, including those related to the handling, disposal, and treatment of hazardous materials.  Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on us, all of which could have an adverse impact on NSTAR Electric's results of operations.

The Company may be required to conduct environmental remediation activities for power generating sites and other potentially unidentified sites.

NSTAR Electric is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites.  NSTAR Electric divested itself of all its generating assets over the past 10 years under terms that generally require the buyer to assume all responsibility for past and present environmental harm.  Based on NSTAR Electric's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR

Electric does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR Electric's results of operations, cash flows or financial position.  However, discovery of currently unknown conditions at existing sites, identification of additional contaminated sites or changes in environmental regulation, could have a material adverse impact on NSTAR Electric's results of operations, cash flows or financial position.

NSTAR Electric is subject to operational risk that could cause us to incur substantial costs and liabilities.

Our business, which involves the transmission and distribution of electricity that is used as an energy source by our customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR Electric's insurance coverage, and equipment failures that could result in performance below assumed levels.  For example, operational performance below established target benchmark levels could cause NSTAR Electric to incur penalties imposed by the MDTE, up to a maximum of two percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in our credit ratings, could have an adverse impact on our access to capital markets at favorable rates, or at all, and could otherwise increase our costs of doing business.

NSTAR Electric frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations.  Increased interest rates, or adverse changes in our credit ratings, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flow.  In addition, an adverse change in our credit ratings could, in addition to increasing our borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements.  See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for a further discussion.

Our business is sensitive to variations in weather and have seasonal variations.  In addition, severe-storm related disasters could adversely affect the Company.

Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on unit sales for any given period.  In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to our facilities which may require additional costs to repair and have a material adverse impact on the Company's results of operations, cash flows or financial position.  To the extent possible, NSTAR Electric would seek recovery of these costs through the regulatory process.

Economic downturn, and increased costs of energy supply, could adversely affect energy consumption and could adversely affect our results of operation.

Energy consumption is significantly impacted by the general level of economic activity and cost of energy supply.  Economic downturns or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. These conditions could adversely impact the level of energy sales and result in less demand for energy delivery.  A recession or a prolonged lag of a subsequent recovery could have an adverse effect on NSTAR Electric's results of operations, cash flows or financial position.

Our electric business may be impacted if generation supply or its transmission availability is limited or unreliable.

Our electric delivery business is reliant on transmission facilities that we do not own or control.  Our ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator and electric generators that supply our customers' energy requirements.  Should our ability to receive electric supply be disrupted due to either to operational issues or that transmission capacity is inadequate, it could impact our ability to serve our customers.  It could also force us to secure alternative supply at significantly higher costs.

Item 1B.  Unresolved Staff Comments

     None

Item 2.  Properties

NSTAR Electric's properties include an integrated system of distribution lines and substations, an office building and other structures such as garages and service centers that are located primarily in eastern Massachusetts.

NSTAR Electric's high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor.  Its low-voltage distribution lines are located principally on public property under permission granted by municipal and other state authorities.

As of December 31, 2006, the primary and secondary overhead and underground distribution system covers approximately 10,900 and 6,886 circuit miles, respectively.  In addition, NSTAR Electric's transmission system consists of 120 substation facilities and approximately 739,100 active customer meters. In October 2006, NSTAR Electric completed and placed in service the first line of a 345 kV transmission project that will add approximately 18 miles of transmission lines. The second line of this project is nearly complete and is expected to be placed in service by the end of the first quarter of 2007.

HEEC, NSTAR Electric's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts.  HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at that location.

Item 3.  Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is not applicable because all of the common stock of NSTAR Electric is held solely by NSTAR.

Market information for the common shares of NSTAR is included in Item 5 of NSTAR's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR Electric Company f.k.a. Boston Edison Company, ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  Prior to January 1, 2007, NSTAR's retail electric distribution utility subsidiaries were NSTAR Electric, Commonwealth Electric Company (ComElectric) and Cambridge Electric Light Company (Cambridge Electric).  NSTAR's three retail electric distribution companies have collectively operated as "NSTAR Electric."  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric to NSTAR Electric(f.k.a. Boston Edison).  The transfer of net assets was structured as a merger of ComElectric, Cambridge Electric and Canal Electric into NSTAR Electric.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  NSTAR requested and received final approval of this merger from the MDTE and FERC during the fourth quarter of 2006.  The merger was effective as of January 1, 2007 and Boston Edison was renamed "NSTAR Electric Company."

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resource Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's first wholly-owned consolidated special-purpose subsidiary, BEC Funding LLC (BEC Funding), was established to facilitate the sale, on July 29, 1999, of $725 million of electric rate reduction certificates at a public offering.  NSTAR Electric's second wholly-owned consolidated special-purpose subsidiary, BEC Funding II, LLC (BEC Funding II), was established to facilitate the sale, on March 1, 2005, of $265.5 million of electric rate reduction certificates at a public offering.  The certificates of both special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the MDTE.  These certificates are non-recourse to NSTAR Electric.

NSTAR Electric derives its revenues primarily from the sale of energy, distribution and transmission services to customers.  However, NSTAR Electric's earnings are impacted by fluctuations in unit sales of kilowatt-hours, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power expense and corresponding revenues but will not affect the Company's earnings.

Rate Settlement Agreement

On December 30, 2005, the MDTE approved a seven-year Rate Settlement Agreement between NSTAR Electric, the AG and several interveners, for adjustments to NSTAR Electric's transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively.  Effective May 1, 2006, NSTAR Electric increased its distribution rates with an offsetting decrease in transition rates.  Beginning January 1, 2007, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012.  The Rate Settlement Agreement also permits NSTAR Electric to recover incremental costs relating to certain safety and reliability projects through an adjustment to distribution rates.  In addition, as part of the Rate Settlement Agreement of December 30, 2005, transition rates were reduced by $15 million effective January 1, 2006 and by $23 million on May 1, 2006.  Cost under-recoveries resulting from these rate reductions are deferred with carrying charges at a rate of 10.88%.  Refer to the "Rate Settlement Agreement" included in the "Rate Structures" section of this MD&A.

Non-Cash Regulatory Asset and Capital Transfer

NSTAR was created in 1999 in connection with the merger of BEC Energy and Commonwealth Energy System.  As of September 30, 2005, NSTAR changed the classification of its Goodwill to a Regulatory asset.  This change was adopted to better align with NSTAR Electric's existing rate recovery mechanism that allows for the recovery of goodwill from its customers over 40 years.  As a result of this change, NSTAR has reallocated a portion of the previously recorded goodwill from three other subsidiary companies: ComElectric, Cambridge Electric and NSTAR Gas to NSTAR Electric. This change was effective as of September 30, 2005 and was accounted for as a non-cash capital transfer to NSTAR Electric of $319 million from NSTAR.  This transfer represents NSTAR Electric's proportionate share of goodwill that arose from the merger that created NSTAR in accordance with the 1999 Rate Order from the MDTE approving the merger.

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, "Accounting for Income Taxes," NSTAR Electric recognized $174.6 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset -- goodwill (amounting to approximately $5.1 million annually) in accordance with NSTAR's merger rate order allowing full recovery of goodwill from ratepayers.  This additional amortization expense will be entirely offset by a corresponding deferred income tax benefit.

Critical Accounting Policies and Estimates

NSTAR Electric's discussion and analysis of its financial condition, results of operations and cash flows are based upon the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these Consolidated Financial Statements required management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that require significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions.  NSTAR Electric believes that its accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a.   Revenue Recognition

Operating revenues are based on authorized rates approved by the MDTE and FERC.  Revenues related to the sale, transmission and distribution of energy are generally recorded when service is rendered or energy is delivered to customers.  However, the determination of the energy sales to individual customers is based on the systematic reading of their meters that are read throughout the month.  Meters that are not read during a given month are estimated and trued-up to actual use in a future period.  At the end of each month, amounts of energy delivered to customers since the date of the last billing date are estimated and the corresponding unbilled revenue is estimated.  This unbilled electric revenue is estimated each month based on daily generation volumes (territory load), estimated line losses and applicable customer rates.  Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005 were $33 million and $31.4 million, respectively.

The level of unbilled revenue is subject to seasonal weather conditions.  Electric sales volumes are typically higher in the winter and summer than in the spring or fall.  As a result, NSTAR Electric records a higher level of unbilled revenue during the seasonal periods mentioned above.

b.   Regulatory Accounting

NSTAR Electric follows accounting policies prescribed by GAAP, the FERC and the MDTE.  As a rate-regulated company, NSTAR Electric is subject to the Financial Accounting Standards Board, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries.  NSTAR Electric's energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71.  This ratemaking process results in the recording of regulatory assets based on the probability of current and future cash inflows.  Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers.  As of December 31, 2006 and 2005, NSTAR Electric has recorded regulatory assets of $1.8 billion.  NSTAR Electric continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines.  NSTAR Electric expects to fully recover these regulatory assets in its rates.  If future recovery of costs ceases to be probable, NSTAR Electric would be required to charge these assets to current earnings.  Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

c.   Pension

NSTAR Electric is the sponsor of NSTAR's qualified Pension Plan (the Plan).  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, on a percentage of total direct labor charged to the Company.

NSTAR Electric's annual pension benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, expected and actual earnings on the plans' assets, the discount rate, and the expected long-term rate of return on the plans' assets.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87) changes associated with these factors are not immediately recognized as pension costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plan's participants.  However, as a result of the adoption of SFAS No. 158, "Employers' Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS No. 158) these factors could have a significant impact on pension and postretirement assets or liabilities recognized.

There were no significant changes to pension benefits in 2006, 2005 and 2004 that had a significant impact on recorded pension costs.  As further described in Note I to the accompanying Consolidated Financial Statements, NSTAR Electric's discount rate at December 31, 2006 and 2005 were 6% and 5.75%, respectively, and align with market conditions and the characteristics of the pension obligation.  The expected long-term rate of return on its pension plan assets for 2006 remained at 8.4% (net of plan expenses), the same as 2005.  These assumptions will have a significant impact on reported pension costs in future years in accordance with the cost recognition approach of SFAS 87.  This impact, however, will be mitigated through NSTAR Electric's regulatory accounting treatment of qualified pension and postretirement benefit obligations other than pensions (PBOP) costs.  (See further discussion below of regulatory accounting treatment.)  In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension costs and funding requirements.

The Plan's assets, which partially consist of equity investments, are affected by fluctuations in the financial markets.  Fluctuations in market returns will affect pension costs in future periods.  In addition, fluctuation in the market value of these assets will have an impact on the recorded funded status of these benefit plans, in accordance with the requirements of SFAS No. 158.

The following chart reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)
		Impact on
		Projected Benefit
	Change in	Obligation	Impact on 2006 Cost
Actuarial Assumption	Assumption	Increase/(Decrease)	Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	($57,177)	($4,986)
Decrease in discount rate	50 basis points	$58,116	$4,476
Increase in expected long-term
rate of return on plan assets	50 basis points	N/A	$4,663
Decrease in expected long-term
rate of return on plan assets	50 basis points	N/A	($4,663)

NA - not applicable

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the Plan liabilities.  Management further considers rates of high- quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company's plans.

In determining the expected long-term rate of return on plan assets, management considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a 20-year time period.  In 2006, management kept the expected long-term rate of return on plan assets at 8.4% as a result of the prevailing outlook for investment returns.  This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for both 2006 and 2005.

The expected long-term rate of return on Plan assets could vary from actual returns as well as the target allocation for investments over time.  As such, these fluctuations could impact NSTAR Electric's capital resources to meet its plan contributions.

As a result of the MDTE-approved Pension and PBOP cost reconciliation rate adjustment mechanism tariff (PAM), NSTAR, through its regulated subsidiaries is authorized to recover its pension and PBOP expense through this reconciling rate mechanism.  This PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan assumptions.

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was enacted into law.  The Act requires employees with defined-benefit pension plans to make contributions to meet a certain funding target and eliminate funding shortfalls.  The Company is in the process of evaluating the effects, if any, that the provisions of the Act could have on its financial position, results of operations and cash flows.  However, based on its current funding level and the provisions of the Act, NSTAR Electric does not anticipate making additional contributions beyond its normal level in the near future.

The Plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  As a result, NSTAR Electric anticipates that it will not contribute to the Plan in 2007.

d.  Decommissioning Cost Estimates

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the MDTE.

While NSTAR Electric no longer directly owns any operating nuclear power plants, NSTAR Electric owns, through its equity investments, 9.5% of Connecticut Yankee Atomic Power Company (CYAPC) and 9.5% of Yankee Atomic Electric Company (YAEC), (collectively the "Yankee Companies").  Periodically, NSTAR Electric obtains estimates from the management of the Yankee Companies on the cost of decommissioning the Connecticut Yankee nuclear unit (CY) and the Yankee Atomic nuclear unit (YA).  These nuclear units are completely shut down and are currently conducting decommissioning activities.

Based on estimates from the Yankee Companies' management as of December 31, 2006, the total remaining cost for decommissioning and/or security or protection of each nuclear unit is approximately as follows: $410.3 million for CY and $93.9 million for YA.  Of these amounts, NSTAR Electric is obligated to pay $39 million towards the decommissioning of CY and $8.9 million toward YA.  These estimates are recorded in the accompanying Consolidated Balance Sheets as Power contract liabilities with a corresponding regulatory asset and do not impact the current results of operations and cash flows.  These estimates may be revised from time to time based on information available to the Yankee Companies regarding future costs.

The Yankee Companies have received approval from FERC for recovery of these costs and NSTAR Electric expects any additional increases to these costs to be included in future rate applications with the FERC, with any resulting adjustments being charged to their respective sponsors, including NSTAR Electric.  NSTAR Electric would recover its share of any allowed increases from customers through the transition charge.

Investments in Yankee Companies

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued judgment in a spent nuclear fuel litigation in the amounts of $34.2 million and $32.9 million for CY and YA, respectively.  The Yankee Companies alleged the failure of the DOE to provide for a permanent facility to store spent nuclear fuel.  NSTAR Electric's portion of the judgment amounted to $3.2 million and $3.1 million, respectively.  The decision awards the Yankee Companies the above stated damages for spent fuel storage costs that they incurred through 2001.  CY and YA had sought $37.7 million and $60.8 million, respectively, in damages through the same period.

On December 4, 2006, the DOE filed its notice of appeal of the trial court's decision.  The Yankee Companies filed notices of cross appeal with the U.S. Circuit Court on December 14, 2006.  Given these appeals, the Yankee Companies have not recognized the damage awards on their books.  The Yankee Companies' respective FERC settlements require that such damage awards, once realized, net of taxes and net of further spent fuel trust funding, be credited to ratepayers, including NSTAR Electric.

The decision, if upheld, establishes the DOE's responsibility for reimbursing the Yankee Companies for their actual costs (through 2001 for CY and YA) for the incremental spent fuel storage, security, construction and other costs of the ISFSI.  Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining ISFSI construction costs.  NSTAR Electric cannot predict the ultimate outcome of this decision on appeal.

Equity Investment in CY

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.  In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.  In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by interveners were not substantiated.  Subsequently, on August 15, 2006, CY filed a settlement agreement among various interveners that settled all issues in the FERC proceeding.  The full Commission approved the settlement on November 16, 2006.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settled a dispute in a Connecticut state court among the parties and signed releases against all future claims.  Bechtel agreed to settle with CY, and CY withdrew its termination of the decommissioning contract for default and instead deemed it terminated by agreement.  NSTAR Electric's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.  NSTAR Electric recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on NSTAR Electric's results of operations, financial position or cash flows.

On December 21, 2006, the shareholders of CY approved a resolution to repurchase 276,575 of its outstanding shares from all equity holders at a price of $108.4681 per share and declared those shares payable at the close of business on that date.  The total value of this buy-back transaction was $30 million.  NSTAR Electric's reduction of its equity ownership resulting from the CY buy-back of 38,721 shares was approximately $2.9 million.

Equity Investment in YA

During the course of carrying out the decommissioning work, YA identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate.  On November 23, 2005, YA submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YA's retired nuclear generating plant (the 2005 Estimate).  The schedule for the completion of physical work was extended until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, NSTAR Electric will be obligated to pay an additional $6 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that were made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010.  On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund.  FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations.  The parties to these negotiations subsequently reached a settlement agreement that was filed with FERC on May 1, 2006.  The settlement agreement extends the collection period to 2014, but revises the schedule of decommissioning charges to reflect a reduction of nearly $28 million compared to the 2005 estimate, based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption.  Based on this allocation decrease, NSTAR Electric's obligation is reduced by $2.7 million.  The settlement agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the MDTE.

Derivative Instruments

     Power Contracts

The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its demand for electricity.  These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting.  However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception as described in the FASB Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Derivative Implementation Group (DIG) interpretations and, therefore, does not require mark-to-market accounting.  As a result, these agreements are not reflected as an asset or liability on the accompanying Consolidated Balance Sheets as they qualify for the normal purchases and sales exception.  NSTAR Electric accounts for its energy contracts in accordance with SFAS No. 133 and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".

Asset Retirement Obligations

The FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143" (FIN 47), "Accounting for Asset Retirement Obligations" (SFAS 143), requires entities to record the fair value of a liability for an ARO in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

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

NSTAR Electric adopted FIN 47 at December 31, 2005, as required.  The recognition of an ARO within its regulated utility business has no impact on NSTAR Electric's earnings.  In accordance with SFAS 71, NSTAR Electric established a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has identified plant assets in which this condition exists and is related to plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.  As a result, in December 2005, NSTAR Electric recognized an asset retirement cost of $0.4 million as an increase in utility property, an asset retirement liability of $8.5 million and a regulatory asset of $8.1 million.

The ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2006 and 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $149 million and $150 million, respectively, based on the estimated cost of removal component in current depreciation rates.  At December 31, 2006, NSTAR Electric has an asset retirement cost in utility plant of $0.4 million, an asset retirement liability of $10.2 million and a regulatory asset of $9.8 million.

Variable Interest Entities

Based on NSTAR Electric's review of FIN 46 "Consolidation of Variable Interest Entities," and FIN 46R, it consolidates two wholly-owned special purpose subsidiaries - BEC Funding LLC., established in 1999, and BEC Funding II, LLC, established in 2004, to undertake the completed sale of $725 million and $265.5 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies.  NSTAR Electric determined that the substance of these entities is appropriate to continue to consolidate these entities.

New Accounting Standards

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect is reported as an adjustment to the opening balance of retained earnings at January 1, 2007. NSTAR Electric does not anticipate having an adjustment to its operating balance of retained earnings upon adoption of FIN 48 effective January 1, 2007.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  Application of this standard is required for NSTAR Electric beginning in 2008.  Management is currently assessing what impact, if any, the application of this standard could have on NSTAR Electric's results of operations and financial position.

Rate and Regulatory Proceedings

a.  Service Quality Indicators

Service quality indicators (SQI) are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the MDTE concerning its performance as to each measure and is subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR Electric monitors its service quality continuously to determine its contingent liability.  If it is probable that a liability has been incurred and is estimable, a liability is accrued.  Annually, NSTAR Electric makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2006, NSTAR Electric filed its 2005 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicated that no penalty was assessed for 2005.  On December 21, 2006, the MDTE issued a formal approval of this filing.

As of December 31, 2006, NSTAR Electric's 2006 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicated that no penalty was assessed for 2006.  Since 2001, NSTAR Electric has not been in a penalty position.  However, the past and current performance is not indicative of future results.

In late 2004, the MDTE initiated a proceeding to eventually modify and improve the SQI guidelines for all Massachusetts utilities.  On December 23, 2006, the MDTE issued its final order and guidelines in the generic SQI evaluation.  The new guidelines somewhat alter existing requirements, but it does not appear that the changes will have a material impact on NSTAR Electric's operating results or financial position in the future.  Utilities in Massachusetts gather data and report statistics to the MDTE on customer service and billing performance, measures for customer satisfaction, electric service interruption and duration statistics, circuit performance and employee lost time accident rate measures.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 (refer to the accompanying Notes to Consolidated Financial Statements, Note N, "Commitments and Contingencies") established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  Since NSTAR Electric's filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data. For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.

b.   Electric Rate Structures

     Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of December 31, 2006, 2005 and 2004, customers of NSTAR Electric had approximately 47%, 26% and 25%, respectively, of their load requirements provided by competitive suppliers.

     Rate Settlement Agreement and Other Regulatory Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR Electric, the AG and several interveners.  During 2006, NSTAR Electric lowered its transition rates by $15 million effective January 1 and on May 1, increased its distribution rates by $23 million with a corresponding reduction in transition charges.  The Rate Settlement Agreement requires NSTAR Electric to lower its transition rates from what would otherwise have been billed, and then any annual adjustment to distribution rates will be offset by an equal and opposite change in the transition rates.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, as further discussed below, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate.  The performance-based SIP factors in the gross domestic product price index minus a productivity offset and rate adjustment factor that results in a 2.64% increase in distribution rates.  The CPSL program required that NSTAR Electric spend not less than $10 million in 2006 on capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL and 13.8kV amounts are subject to subsequent MDTE review and reconciliation to actual costs for 2006.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of Cambridge Electric, ComElectric and Canal into Boston Edison that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  Also agreed upon and implemented was a sharing of cost and benefits resulting from NSTAR Electric's efforts to mitigate wholesale electric market inefficiencies (refer to the accompanying "Wholesale Power Cost Savings Initiatives" included in Item 1, "Business.")  This incentive mechanism relates to the recovery of litigation costs associated with NSTAR Electric's efforts to reduce wholesale energy and capacity costs and sharing of customer benefits realized from those efforts with the potential for NSTAR to retain 25% of any resulting savings.  NSTAR Electric also adopted certain new SQI performance incentives and penalties on January 1, 2007.

On December 1, 2006, NSTAR filed blended Basic Service and transmission rates with the MDTE, effective January 1, 2007.  The blended Basic Service rate was approved on December 19, 2006 and the blended transmission rate was approved on January 3, 2007.  The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter for Boston Edison, ComElectric and Cambridge Electric.  As of December 31, 2006, settlement discussions with an intervener and the AG are ongoing with respect to the former Boston Edison's 2004 and 2005 reconciliation filings.  A determination by the MDTE regarding the reconciliation of Boston Edison's 2004 and 2005 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding.  Similarly, a determination by the MDTE regarding Cambridge Electric's and ComElectric's 2005 reconciliation filings will be decided in separate proceedings.  NSTAR Electric cannot predict the timing or the ultimate outcome of these proceedings.

c.  Wholesale Market and Transmission Changes

Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to "develop an alternative to LICAP."  A contested settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 order and is expected to provide significant savings to NSTAR Electric's customers relative to the costs associated with the LICAP model approved in the Initial Decision.  The order adopted the FCM based on FCA as a replacement to LICAP.  NSTAR Electric supports the FCM concept, but opposed, on several grounds, the order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load-serving entity representatives.  Some of the aspects of the order that NSTAR Electric objected to, on behalf of its customers, include an expensive transition payment mechanism and the failure to terminate RMR agreements coincident with the initiation of transition payments.  In December 2006, the Maine Public Utilities Commission, the Connecticut Attorney General and the Massachusetts Attorney General filed appeals of the FERC orders approving the settlement with the U.S. Court of Appeals for the D.C. Circuit.  NSTAR Electric is an intervener in those appeals.  NSTAR Electric cannot predict the ultimate outcome of this case on appeal.

Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010.  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period.  FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR Electric to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour.  NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

Regulatory Proceedings - FERC

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress including NSTAR Electric's 345kV project, are expected to significantly minimize these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted the terms of the October 31, 2006 FERC decision, with one exception, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owner's believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among those companies.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by customers.  If NSTAR Electric's efforts to reduce customers' costs are successful, the Company is allowed to retain a portion of these savings, as well as related litigation costs, as an incentive.

NSTAR Electric and the AG have agreed that NSTAR Electric's efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers.  Under the terms of the Rate Settlement Agreement, NSTAR Electric is entitled to 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  NSTAR Electric seeks to collect $9.8 million annually (approximately $7.4 million related to the former Boston Edison) and represents twenty-five percent of the savings to its customers.  NSTAR Electric will recognize these incentive revenues as they are collected from its customers for a three year period, effective January 1, 2007.  Ultimate approval for the incentives is required by the MDTE.

Sale of Properties

On April 26, 2006 and September 19, 2006, NSTAR Electric sold two parcels of nonutility land in Boston Massachusetts and Lincoln, Massachusetts for $6.2 million, realizing a pre-tax gain on the sales of $4.1 million.  This gain is reflected as a component of other income, net on the accompanying Consolidated Statements of Income.

General Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Tax Payments

In 2004, NSTAR filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method ("SSCM").  Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred.  NSTAR Electric's portion of amounts claimed for these additional deductions related to the tax accounting method change in its 2002-2004 returns of $266.5 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied.  NSTAR Electric has not received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $93.3 million in December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  As of December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheet. NSTAR Electric made the initial $47 million payment (50% of the $93.3 million) with its 2005 return.  This tax payment, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on results of operations, its financial position, or cash flows.

The remaining 50% of the cash tax payment for this item of $46.3 million was made in December 2006.  In addition to this payment, NSTAR made a $93.4 million estimated federal tax payment relating to its 2006 tax liability.

Results of Operations

The following section of MD&A compares the results of operations for each of the two fiscal years ended December 31, 2006 and 2005 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2006 compared to 2005

Earnings and operations overview

Net income was $154.4 million for 2006 compared to $131.2 million for 2005.  Factors that contributed to the $23.1 million, or 17.6% increase in 2006 net income net of income taxes include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, including the 345kV project ($5.5 million)
-	Increased distribution rates effective May 1, 2006 as part of the Rate Settlement Agreement ($8.9 million)
-

Lower operations and maintenance expenses in 2006 due to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 storms (approximately $3.9 million), the absence of facilities consolidation charges incurred in 2005 (approximately $1.3 million), lower bad debt expense of $3.1 million in 2006 and lower environmental clean-up costs of $5.3 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows the Company to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

-	Gains realized on sales of parcels of non-utility land ($2.5 million)

These increases in earnings factors were partially offset by:

-	A decrease in electric mWh sales of 1.7% ($4.2 million)
-	Higher depreciation expense due to higher levels of utility plant in service ($3.3 million)
-

Higher long-term and short-term interest expense as a result of higher levels of debt and higher average rates of interest, partially offset by higher AFUDC related to higher construction in progress and higher rates ($2.6 million)

On March 16, 2006, NSTAR Electric closed on the sale of $200 million, 30-year, fixed rate (5.75%) Debentures that were used to repay short-term debt balances.  In the first quarter of 2005, NSTAR Electric closed on a securitization financing transaction in which NSTAR Electric received approximately $263 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under a certain purchase power contract.

Other significant cash flow events in 2006 included the following:  the Company invested approximately $287 million in capital projects to improve capacity and reliability, paid approximately $94 million in common shares dividends to NSTAR and retired approximately $103 million in securitized and other long-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the years indicated:

	Years ended December 31,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	4,248,738	4,428,754	(4.1%)
Commercial	9,788,075	9,794,282	(0.1%)
Industrial	1,155,275	1,234,352	(6.4%)
Other	139,853	141,165	(0.9%)
Total retail sales	15,331,941	15,598,553	(1.7%)

In terms of customer sector characteristics, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  The warmer winter weather and cooler summer weather significantly contributed to the decrease in electric sales.  Electric residential and commercial customers represented approximately 27% and 64%, respectively, of NSTAR Electric's total sales mix for 2006 and provided 39% and 55% of distribution revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions, and sales to these customers reflect decreased manufacturing production.

NSTAR Electric forecasts its electric sales based on normal weather conditions.  Therefore, actual results may differ from those projected due to actual weather conditions above or below these normal weather levels and other factors.  Refer to "Cautionary Statement" preceding Item 1.

			Normal
			30-Year
	2006	2005	Average

Heating degree-days	5,007	5,875	5,630
Percentage (warmer) colder than prior year	(14.8%)	2.3%
Percentage (warmer) colder than 30-year average	(11.1%)	4.4%

Cooling degree-days	803	894	777
Percentage (cooler) warmer than prior year	(10.2%)	41.5%
Percentage warmer than 30-year average	3.3%	15.1%

Weather conditions impact electric sales in NSTAR Electric's service area.  The comparative information above relates to heating and cooling degree-days for 2006 and 2005 and the number of degree-days in a "normal" year as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

The 1.7% decrease in retail MWH sales in 2006 reflects the warmer temperatures in January, March and May than in 2005, a cooler summer, and the warmest combined November and December in Boston's weather history.  However, even with the lower energy usage, revenues and the cost of that energy (which is also included in revenues) increased dramatically due to the rise in global energy costs.  The warmer temperatures in the heating season resulted in lower demand from electrically-powered heating equipment.  Similarly, during the cooler summer months, the demand for air conditioning was reduced.  Additionally, conservation measures implemented by NSTAR Electric's customers have contributed to this decline in MWH sales.

Operating revenues

Operating revenues for 2006 increased $312 million, or 16.3%, compared to 2005, and consisted of the following major components:

(in thousands)			Increase/(Decrease)
	2006	2005	Amount	Percent

Retail distribution and transmission	$754,153	$631,457	$122,696	19.4%
Energy, transition and other	1,334,792	1,171,682	163,110	13.9%
Total retail revenues	2,088,945	1,803,139	285,806	15.9%
Wholesale revenues	-	9,687	(9,687)	(100)%
Other revenues	136,106	100,227	35,879	35.8%
Total revenues	$2,225,051	$1,913,053	$311,998	16.3%

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  Increased rates for the recovery of energy costs and for increased transmission investment substantially offset the impact of the 1.7% decrease in retail MWh sales.

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the MDTE and FERC.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR Electric's residential and small commercial customers.  Economic conditions affect NSTAR Electric's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $163.1 million increase in energy, transition and other revenues is primarily attributable to the $284.1 million increase in energy supply costs, partially offset by a reduction of $62.7 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  NSTAR Electric earns a carrying charge on transition deferral balances.

Wholesale revenues relate to electric sales to governmental authorities.  The absence in 2006 of wholesale revenues reflects the expiration of a wholesale power supply contract with a regional airport that expired on October 31, 2005.  As of November 1, 2005, NSTAR no longer has wholesale electric supply contracts.  Amounts collected from wholesale customers were credited to retail customers through the transition charge.  Therefore, the expiration of these wholesale supply contracts had no material impact on results of operations or cash flows.  The $35.9 million increase in other revenues primarily relates to the increase in rental revenues from electric property due to expansion of the Company's transmission facilities that support regional service.

Operating expenses

Purchased power costs were $1,322 million in 2006 compared to $1,037.9 million in 2005, an increase of $284.1 million, or 27.4%. The increase is primarily due to the higher energy supply costs and higher transmission related costs, slightly offset by decreased kWh sales. NSTAR Electric adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $229.3 million in 2006 compared to $240.3 million in 2005, a decrease of $11 million, or 4.6%. This decrease primarily reflects:

-	lower costs associated with storms in 2006 than similar costs experienced in 2005 ($6.5 million)
-	lower environmental clean-up costs ($8.7 million)
-	lower facilities consolidation charges in 2006 ($2.1 million)
-

lower bad debt expense of $5.1 million in 2006.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006.  The mechanism allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

Partially offsetting these decreases in expense were incremental costs in 2006 associated with an MDTE-approved safety and reliability program of $11.9 million.

Depreciation and amortization expense was $226.3 million in 2006 compared to $214.7 million in 2005, an increase of $11.6 million, or 5.4%. The increase reflects higher depreciable distribution and transmission plant in service, and increased amortization related to the higher amount of regulatory assets due to the securitization transaction completed on March 1, 2005.

Demand side management (DSM) and renewable energy programs expense was $46 million in 2006 compared to $46.4 million in 2005. The levels of these expenses are consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $75 million in 2006 compared to $76.7 million in 2005, a decrease of $1.7 million, or 2.2%. This slight decrease was due to lower overall municipal property taxes resulting from a lower City of Boston property tax rate.

Income taxes attributable to operations were $94.1 million in 2006 compared to $83.6 million in 2005, an increase of $10.5 million, or 12.6%, primarily due to the higher level of pre-tax income from operations

Other income, net

Other income, net was $7.5 million in 2006 compared to $3.1 million in 2005, an increase in other income of $4.4 million.  The increase is primarily due to after-tax gains realized on the sales of parcels of nonutility land ($2.5 million), as well as slightly higher interest and executive life insurance income on cash surrender values.

Interest charges

Interest on long-term debt and transition property securitization certificates was $87.9 million in 2006 compared to $85.6 million in 2005, an increase of $2.3 million, or 2.7%. The increase in interest expense primarily reflects:

-	Interest costs of $9.1 million associated with NSTAR Electric's $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006

Partially offset by:

-	The absence in 2006 of interest expense of $2.9 million related to NSTAR Electric's $100 million Floating Rate Debentures due to their redemption on October 17, 2005
-

Lower interest costs of $4.0 million associated with transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding and BEC Funding II collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs. The future income stream was sold to these companies by NSTAR Electric

Short-term and other interest expense was $3.6 million in 2006 compared to $2.1 million in 2005, an increase of $1.5 million, or 71%.  The increase is due to higher short-term debt borrowing costs reflecting a 150 basis point increase in the 2006 weighted average borrowing rate and a higher average level of funds borrowed.  The weighted average short-term interest rates including fees were 5.22% and 3.72% in 2006 and 2005, respectively.  The higher average borrowing during 2006 reflects the impact of NSTAR Electric financing its $100 million long-term debt redemptions on October 17, 2005 with short-term debt.  NSTAR Electric used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

Allowance for borrowed funds used during construction was $6.0 million in 2006 compared to $2.6 million in 2005, an increase of $3.4 million, primarily due to a higher average balance of construction work in progress during the year.  The 150 basis point increase in the short-term weighted average borrowing rate, as noted above, also effected AFUDC.

Other

  Borrowing Arrangements

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012.  However, unless NSTAR Electric receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2006 and 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had a $200 million and $197 million outstanding balance at December 31, 2006 and 2005, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  At December 31, 2006 and 2005, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 49.0% and 45.9%, respectively.

  Capital Spending

In the second quarter of 2006, NSTAR Electric completed the construction of a switching station in Stoughton, Massachusetts as part of its 345kV transmission line project that will connect the switching station to substations located in the Hyde Park section of Boston and in South Boston.  To date, a major portion of the 345kV project has been placed in service.  The remainder of the project is currently scheduled to be in service by the end of the first quarter of 2007.  In 2006, NSTAR Electric decreased its transmission revenues by $3.4 million to reflect the delay in service of the remaining second line of this project.  Expenditures for this transmission project were $69 million and $120 million in 2006 and 2005, respectively ($11 million spent in 2004).  Total spending on this project through December 31, 2006 was approximately $200 million, with approximately $20 million to be spent in 2007.  The first line of this project was placed in service in October 2006 and the second line is expected to be placed in service by the end of the first quarter of 2007.  Phase two of the 345kV project, which will add a third and final line to the project, is expected to be in service in 2008.  Expenditures on this phase of the project are expected to amount to $55 million and $38 million in 2007 and 2008, respectively.  This project is anticipated to enhance the reliability of electric service and improve power import capability in the NEMA area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR Electric through wholesale and retail transmission rates.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of the indemnity agreement referenced in "Financial and Performance Guarantees" within this MD&A, NSTAR Electric has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating.  However, NSTAR Electric could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts.  Refer to "Performance Assurances from Electricity Agreements" and "Financial and Performance Guarantees" as further discussed in this MD&A.

Performance Assurances from Electricity Agreements

NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second half of 2007.  NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007.  These agreements are for a term of three to twelve months but could change as a result of NSTAR's recently approved Rate Settlement Agreement.  NSTAR Electric recovers payments it makes to suppliers from its customers.  Most of NSTAR Electric's power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings.  In accordance with NSTAR's Internal Credit Policy, and to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR Electric has financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier.  In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations.  In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In the event the supplier (or its guarantor) does not provide the required additional security within the required time frames, NSTAR Electric may then terminate the agreement.  In such event, NSTAR Electric may be required to secure alternative sources of supply at higher or lower prices than provided under the terminated agreements.  Some of these agreements include a reciprocal provision, where in the event that NSTAR Electric receives a downgrade, it could be required to provide additional security for performance, such as a letter of credit.

Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.

At December 31, 2006, outstanding guarantees totaled $12.7 million as follows:

(in thousands)
Surety Bonds	$6,770
Other Guarantees	5,969
Total Guarantees	$12,739

As of December 31, 2006, NSTAR Electric has purchased a total of $0.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts required as part of the Company's workers' compensation self-insurance program.

NSTAR Electric has also issued approximately $6 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.  This is a guarantee of the debt of these companies.

Management believes the likelihood NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contractual obligations

NSTAR Electric enters into a variety of contractual obligations and other commitments in the course of ordinary business activities.  The following table summarizes NSTAR Electric's significant contractual cash obligations as of December 31, 2006:

(in millions)	2007	2008	2009	2010	2011	Years Thereafter	Total
Long-term debt maturities	$1	$2	$2	$126	$2	$924	$1,057
Interest obligation on long-term debt	59	57	57	52	47	342	614
Securitization obligation	62	102	101	68	33	50	416
Interest obligation on transition property securitization	24	18	12	6	3	2	65
Leases	10	9	9	8	5	19	60
Electric capacity obligations	2	2	2	3	2	19	30
Decommissioning of nuclear generating units	6	5	5	5	6	21	48
Purchase power buy-out obligations	119	120	120	117	51	11	538
	$283	$315	$308	$385	$149	$1,388	$2,828

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC, a subsidiary of NSTAR Electric and on March 1, 2005, additional transition property securitization bonds issued through BEC Funding II, LLC, also a subsidiary of NSTAR Electric.  BEC Funding LLC and BEC Funding, II, LLC recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric through a component of NSTAR Electric's transition charge and, as a result, these payment obligations do not affect NSTAR Electric's overall cash flow.

Electric capacity contractual obligations reflect obligations for purchase power.  NSTAR Electric fully recovers capacity obligations from customers through a component of its transition charge and, as a result, these payment obligations do not affect NSTAR Electric's overall cash flow.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies' management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the two units in which NSTAR Electric has equity investments.

Contingencies

Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved settlement agreement relating to litigation brought against NSTAR Electric by various governmental entities, NSTAR Electric paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court.  This payment did not have a current earnings impact, as NSTAR Electric recognized this liability in the second quarter of 2005.  In December 2006, NSTAR Electric settled with its insurance carrier for $4.5 million relating to this claim.  In 2004, a Superior Court had issued a decision favorable to NSTAR Electric that put the burden of proof on the plaintiffs to determine NSTAR Electric's liability for contamination.  The SJC reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter were allowed to seek joint and several liability against the defendants, including NSTAR Electric.  On March 8, 2006, a settlement resolving NSTAR Electric's liability was finalized and filed with the Superior Court, which approved and entered final judgment on August 8, 2006.

As of December 31, 2006 and 2005, NSTAR Electric had reserves of $2.8 million and $10.2 million, respectively, for all potential remaining environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR Electric's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR Electric does not believe that these environmental remediation costs will have a material adverse effect on NSTAR Electric's consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2006 and 2005, were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Long-term indebtedness	$1,464,340	$1,469,710	$1,369,182	$1,379,350
(including current maturities)

As discussed in Item 7A below, NSTAR Electric's exposure to financial market risk results primarily from fluctuations in interest costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Although NSTAR Electric has material commodity purchase contracts, these instruments are not subject to market risk.  NSTAR Electric has rate-making mechanisms that allow for the recovery of energy supply costs from customers, who made commodity purchases from NSTAR Electric rather than from the competitive market.  All energy supply costs incurred by NSTAR Electric to provide electricity for retail customers purchasing basic service are recovered on a fully reconciling basis.

However, NSTAR Electric's exposure to financial market risk results primarily from fluctuations in interest rates.  NSTAR Electric is exposed to changes in interest rates primarily based on levels of short-term debt outstanding.  The weighted average interest rates including fees for short-term indebtedness were 5.22% and 3.72% in 2006 and 2005, respectively.  The weighted average interest rates for long-term indebtedness, including current maturities were 5.48% and 5.47% in 2006 and 2005, respectively.

Report of Independent Registered Public Accounting Firm

To The Shareholder and Directors of NSTAR Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of NSTAR Electric Company and its subsidiaries (the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note I to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 14, 2007

Item 8.  Financial Statements and Supplementary Data

NSTAR Electric Company

Consolidated Statements of Income

	Years ended December 31,
	2006	2005	2004
	(in thousands)

Operating revenues	$2,225,051	$1,913,053	$1,705,793

Operating expenses:
Purchased power	1,321,955	1,037,911	882,755
Operations and maintenance	229,274	240,317	221,439
Depreciation and amortization	226,304	214,740	175,990
Demand side management and
renewable energy programs	46,030	46,431	45,212
Property and other taxes	74,995	76,729	76,787
Income taxes	94,082	83,578	88,531
Total operating expenses	1,992,640	1,699,706	1,490,714

Operating income	232,411	213,347	215,079

Other income (deductions):
Other income, net	8,446	4,326	3,136
Other deductions, net	(923)	(1,229)	(865)
Total other income, net	7,523	3,097	2,271

Interest charges:
Long-term debt	59,556	53,291	50,123
Transition property securitization	28,386	32,338	28,150
Short-term and other	3,602	2,132	5,565
Allowance for borrowed funds used
during construction (AFUDC)	(5,964)	(2,565)	(618)
Total interest charges	85,580	85,196	83,220

Net income	$154,354	$131,248	$134,130

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2006	2005	2004
	(in thousands)

Balance at the beginning of the year	$603,449	$566,161	$502,991
Add:
Net income	154,354	131,248	134,130
Subtotal	757,803	697,409	637,121
Deduct:
Dividends declared:
Dividends to Parent	92,000	92,000	69,000
Preferred stock	1,960	1,960	1,960
Subtotal	93,960	93,960	70,960
Balance at the end of the year	$663,843	$603,449	$566,161

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets	(in thousands)

Utility Plant:
Electric plant in service, at original cost	$3,335,195	$3,066,267
Less: accumulated depreciation	749,204	705,768
	2,585,991	2,360,499
Construction work in progress	126,007	175,785
Net utility plant	2,711,998	2,536,284

Investments:
Equity investments	5,574	9,092
Restricted cash	4,943	4,943
	10,517	14,035
Current assets:
Cash and cash equivalents	10,892	10,148
Accounts receivable, net of allowance of $16,192 and $14,384 in 2006 and 2005, respectively	182,711	160,167
Accrued unbilled revenues	33,044	31,415
Regulatory assets	277,812	260,943
Inventory, at average cost	19,111	17,246
Other	4,969	2,956
Total current assets	528,539	482,875

Deferred debits:
Regulatory assets	1,571,787	1,494,148
Prepaid pension	-	346,889
Other	20,726	12,136
Total deferred debits	1,592,513	1,853,173

Refundable income taxes	93,270	-

Total assets	$4,936,837	$4,886,367

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(75 shares issued and outstanding)	$-	$-
Premium on common stock	597,843	597,843
Retained earnings	663,843	603,449
Total common equity	1,261,686	1,201,292

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,047,157	850,378
Transition property securitization	354,675	455,424
Total long-term debt	1,401,832	1,305,802

Total capitalization	2,706,518	2,550,094

Current liabilities:
Transition property securitization	61,820	62,692
Long-term debt	688	688
Notes payable	200,000	197,000
Power contracts	125,184	131,424
Accounts payable	162,984	159,786
Payable to affiliates	11,160	21,664
Income taxes	21,742	11,559
Accrued interest	12,706	9,853
Other	23,687	36,576
Total current liabilities	619,971	631,242

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	891,847	908,450
Power contracts	385,975	475,797
Regulatory liability - cost of removal	148,593	149,873
Payable to affiliates	127,441	127,441
Other	56,492	43,470
Total deferred credits	1,610,348	1,705,031

Commitments and contingencies

Total capitalization and liabilities	$4,936,837	$4,886,367

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities:
Net income	$154,354	$131,248	$134,130
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	226,883	214,740	175,990
Deferred income taxes and investment tax credits	7,088	67,554	45,217
Gain on sales of property	(4,144)	-	-
Purchase power contract buy-out payments	(100,798)	(342,281)	-
Net changes in:
Accounts receivable and accrued unbilled revenues	(24,173)	11,814	(18,670)
Inventory, at average cost	(1,865)	(4,363)	427
Accounts payable	(7,306)	39,739	(29,194)
Other current assets and liabilities	(12,116)	(50,160)	(13,261)
Deferred debits and credits, net	38,320	60,950	47,874
Net cash provided by operating activities	276,243	129,241	342,513

Investing activities:
Plant expenditures (including AFUDC)	(286,787)	(262,725)	(200,444)
Proceeds on sales of property	6,150	-	14,252
Increase in restricted cash	-	(1,327)	-
Other investments	3,269	342	619
Net cash used in investing activities	(277,368)	(263,710)	(185,573)

Financing activities:
Long-term debt issuance, net of discount	197,886	-	300,000
Issuance of transition property securitization	-	265,500	-
Financing costs	(1,750)	(2,481)	(1,851)
Long-term debt redemption	(103,307)	(181,410)	(250,087)
Net change in notes payable	3,000	150,500	(136,000)
Dividends paid	(93,960)	(93,960)	(70,960)
Net cash provided by (used in) financing activities	1,869	138,149	(158,898)

Net increase (decrease) in cash and cash equivalents	744	3,680	(1,958)
Cash and cash equivalents at the beginning of the year	10,148	6,468	8,426
Cash and cash equivalents at the end of the year	$10,892	$10,148	$6,468

Cash paid during the period for:

Interest, net of amounts capitalized	$76,949	$84,040	$76,225

Income taxes paid	$176,075	$8,903	$89,295

Non-cash investing activity:

Non-cash capital transfer	$-	$319,000	$-

Deferred debit regulatory asset - goodwill	$-	$445,173	$-

Non-cash plant additions included in ending accounts payable	$33,513	$46,123	$15,895

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  Nature of Operations

NSTAR Electric Company ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  NSTAR Electric serves approximately 700,000 electric distribution customers in the City of Boston and 39 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail distribution utility subsidiaries are NSTAR Electric, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas).  NSTAR's three retail electric distribution companies collectively operate as "NSTAR Electric."  Reference in this report to "NSTAR" shall mean NSTAR or NSTAR and its subsidiaries as the context requires.  Reference in this report to "NSTAR Electric" shall mean NSTAR Electric, ComElectric and Cambridge Electric together.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).  NSTAR Electric currently supplies electricity at retail to an area of 590 square miles.  The population of the area served with electricity at retail is approximately 1.6 million.  As of November 1, 2005, NSTAR Electric no longer has wholesale electric supply contracts.

NSTAR's Rate Settlement Agreement ("Rate Settlement Agreement") of December 30, 2005 approved by the MDTE anticipated the transfer of the net assets, structured as a merger, of NSTAR's electric subsidiary companies Cambridge Electric, ComElectric and Canal, to Boston Edison.  NSTAR requested and received final approval of this merger from the MDTE and FERC during the fourth quarter of 2006.  The merger was effective as of January 1, 2007 and Boston Edison was renamed "NSTAR Electric Company."  The merger of these subsidiaries will be accounted for as a merger of companies under common control and ownership and, therefore, will not have an impact on NSTAR's consolidated results of operations, financial position or cash flows.  Refer to the accompanying Notes to the Consolidated Financial Statements, Note B, "Subsequent Event - Transfer of Net Assets Structured as a Merger."

2.  Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, retained earnings, financial position and cash flows of NSTAR Electric and its subsidiaries, Harbor Electric Energy Company (HEEC), BEC Funding LLC and BEC Funding II, LLC.  All significant intercompany transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current year's presentation.

NSTAR Electric follows accounting policies prescribed by the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (MDTE).  In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC).  The accompanying Consolidated Financial Statements conform to accounting principles generally accepted in the United States of America (GAAP).  NSTAR Electric is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.  Refer to Notes C, D and E to these Consolidated Financial Statements for more information on regulatory assets.

3.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management of NSTAR Electric and its subsidiaries to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

4.  Revenues

Operating revenues are based on authorized rates approved by the MDTE and FERC.  Estimates of distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period.

5.  Utility Plant

Utility plant is stated at original cost.  The cost of replacements of property units are capitalized.  Maintenance and repairs and replacements of minor items are expensed as incurred.  The original cost of property retired, net of salvage value, is charged to accumulated depreciation.  The incurred related cost of removal is charged against the Regulatory liability - cost of removal.

The following is a summary of utility property and equipment, at cost, at December 31:

(in thousands)	2006	2005
Electric -
Transmission	$724,872	$563,353
Distribution	2,474,616	2,369,682
General	135,707	133,232
Electric utility plant in service	$3,335,195	$3,066,267

6.  Depreciation

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property.  The composite rates are subject to the approval of the MDTE and FERC.  The overall composite depreciation rates for utility property were 2.97%, 2.91% and 2.85% in 2006, 2005 and 2004, respectively.  The rates include a cost of removal component, which is collected from customers.  Depreciation expense on utility plant for 2006, 2005 and 2004 was $95.2 million, $89.7 million and $86 million, respectively.

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

8.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction.  In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges.  Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense.  Average AFUDC rates in 2006, 2005 and 2004 were 5.22%, 3.72% and 1.40%, respectively, and represented only the costs of short-term debt.  The 2006 rate increase is directly related to an increase in short-term borrowing rates.

9.  Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 and 2005 are comprised of liquid securities with maturities of 90 days or less when purchased.

10.  Restricted Cash

Restricted cash represents the funds held in escrow on behalf of NSTAR Electric to secure a portion of principal and interest on the Transition Property Securitization Certificates.  Such amount will be released upon final payment of the Transition Property Securitization Certificates.

11.  Equity Method of Accounting

NSTAR Electric uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest.  Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment.  The investment is reduced as cash dividends are received.  NSTAR Electric participates in several corporate joint ventures in which it has investments, principally its 11.1% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments of 9.5% in each of two regional nuclear facilities that are currently being decommissioned.

12.  Related Party Transactions

The accompanying Consolidated Balance Sheets include $127.4 million in Deferred credits - Payable to Affiliates as of both December 31, 2006 and 2005.  This amount is composed of payments received from affiliates as a result of the Company's role as the sponsor of the NSTAR Pension Plan.

Additionally, the accompanying Consolidated Balance Sheets as of December 31, 2006 include a net allocation of affiliated companies' expenses of $11.2 million.  Operational expenses are charged between NSTAR Electric and its affiliated companies on a cost sharing method based on proportionate use.

13.  Other Income (deductions), net

Major components of other income, net were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Equity earnings	$479	$1,044	$1,131
Interest income	7,234	1,576	1,271
Gains on sales of nonutility property	4,144	-	-
Rental income	1,866	1,620	1,537
Miscellaneous other income (includes
applicable income tax expense)	(5,277)	86	(803)
	$8,446	$4,326	$3,136

The higher level of interest income in 2006 primarily reflects interest payments from ComElectric, Cambridge Electric and NSTAR Gas to NSTAR Electric related to the carrying charge on allocated pension balances supported by NSTAR's MDTE approved Pension Adjustment Mechanism (PAM).

Major components of other deductions, net were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Charitable contributions	$(490)	$(1,270)	$(1,266)
Property taxes	(24)	(24)	(96)
Miscellaneous other deductions, (includes
applicable income tax benefit)	(409)	65	497
	$(923)	$(1,229)	$(865)

The lower level of charitable contributions in 2006, as compared to the previous two years, reflects the funding of the NSTAR Foundation to the desired level as of December 31, 2005.  This was accomplished by contributions made to the Foundation of $2 million in both 2005 and 2004, of which approximately $1.3 million was contributed by NSTAR Electric.

14.  New Accounting Standards

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect is reported as an adjustment to the opening balance of retained earnings at January 1, 2007. NSTAR Electric does not anticipate having an adjustment to its operating balance of retained earnings upon adoption of FIN 48 effective January 1, 2007.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  Application of this standard is required for NSTAR Electric beginning in 2008.  Management is currently assessing what impact, if any, the application of this standard could have on NSTAR Electric's results of operations and financial position.

15.  Purchases and Sales Transactions with Independent System Operator - New England (ISO-NE)

During 2006 and 2005, as part of its normal business operations, NSTAR Electric entered into transactions with ISO-NE to sell energy from all of its remaining long-term energy supply resources to ISO-NE.  NSTAR Electric records the net effect of transactions with the ISO-NE as an adjustment to purchased power expense.

16.  Use of Fair Value

The fair value of financial instruments is estimated based upon market trading information, where available.  Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value.  For its long-term debt, management estimates are based on quotations from broker/dealers or interest rate information for similar instruments.  The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.  Refer to SFAS No. 157, "Fair Value Measurements" contained in the accompanying Item 14, "New Accounting Standards" of this Note A for more information.

17.  Income Taxes

Income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period.  Deferred income taxes result from temporary differences between financial and tax basis of certain assets and liabilities.

Note B.  Subsequent Event - Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of Boston Edison, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric to Boston Edison.  The transfer of net assets was structured as a merger of ComElectric, Cambridge Electric and Canal Electric into Boston Edison.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  The transfer of net assets was approved by the MDTE and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company.  Prior to the merger, NSTAR's three electric distribution utility subsidiaries Boston Edison, ComElectric and Cambridge Electric had operated collectively under the trade name of "NSTAR Electric."

Information presented on this annual report on Form 10-K represents the results of operations and cash flows for the years ending December 31, 2006, 2005 and 2004 of NSTAR Electric (f.k.a as Boston Edison).  Also presented on the same basis is the statement of financial position of NSTAR Electric (f.k.a Boston Edison) as of December 31, 2006 and 2005.  Effective for periods beginning on January 1, 2007 and in accordance with the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 141 "Business Combinations," the financial statements of NSTAR Electric (the combined entity), will report results of operations, cash flows and financial position for the period in which the transfer occurs as though the transfer had occurred at the beginning of the earliest period presented of those financial statements.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of Commonwealth, Cambridge and Canal.  Following the transaction, NSTAR Electric will continue as a wholly-owned subsidiary of NSTAR.

Note C.  Asset Retirement Obligations

The FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143" (FIN 47), "Accounting for Asset Retirement Obligations" (SFAS 143), requires entities to record the fair value of a liability for an ARO in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an ARO that is conditional on a future event if the liability's fair value can be reasonably estimated.  Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability.

NSTAR Electric adopted FIN 47 at December 31, 2005, as required.  The recognition of an ARO within its regulated utility business has no impact on NSTAR Electric's earnings.  In accordance with SFAS 71, NSTAR Electric established a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has identified plant assets in which this condition exists and is related to plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.  As a result, in December 2005, NSTAR Electric recognized an asset retirement cost of $0.4 million as an increase in utility property, an asset retirement liability of $8.5 million and a regulatory asset of $8.1 million.

For NSTAR Electric's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2006 and 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $149 million and $150 million, respectively, based on the estimated cost of removal component in current depreciation rates.  At December 31, 2006, NSTAR Electric has an asset retirement cost in utility plant of $0.4 million, an asset retirement liability of $10.2 million and a regulatory asset of $9.8 million.

Note D.  Non-Cash Regulatory Asset and Capital Transfer

As of September 30, 2005, NSTAR, NSTAR Electric's parent company, changed the classification of its Goodwill to a Regulatory asset.  This change was adopted to better align with NSTAR Electric's existing rate recovery mechanism that allows for the recovery of goodwill from its customers over 40 years.  As a result of this change, NSTAR has reallocated a portion of the previously recorded goodwill from three other subsidiary companies: ComElectric, Cambridge Electric and NSTAR Gas to NSTAR Electric. This change was effective as of September 30, 2005 and was accounted for as a non-cash capital transfer to NSTAR Electric of $319 million from NSTAR.  This transfer represents NSTAR Electric's proportionate share of goodwill that arose from the merger that created NSTAR in accordance with the 1999 Rate Order from the MDTE approving the merger.

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, "Accounting for Income Taxes," NSTAR Electric recognized $174.6 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset - goodwill (amounting to approximately $5.1 million annually)  in accordance with NSTAR's merger rate order allowing recovery of goodwill.  This additional amortization expense will be entirely offset by a corresponding deferred income tax expense - credit.

Note E.  Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators.  These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2006	2005
Energy contracts (including Yankee units)	$511,160	$607,222
Goodwill	428,766	441,892
Retiree benefit costs	323,064	4,639
Securitized energy-related costs	492,239	547,043
Merger costs to achieve	28,528	39,227
Income taxes, net	33,648	55,037
Purchased energy costs (over)/under collection	(38,171)	8,085
Redemption premiums	13,008	14,896
Other	57,357	37,050
Total current and long-term regulatory assets	$1,849,599	$1,755,091

Under the traditional revenue requirements model, electric rates are based on the cost of providing energy delivery service.  Under this model, NSTAR Electric is subject to certain accounting standards that are not applicable to other businesses and industries in general.  The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is expected.  This is applicable to NSTAR Electric's distribution and transmission operations.

     Energy contracts

On March 1, 2005, NSTAR Electric closed on a securitization financing for $265.5 million to finance the buy-out of two long-term energy contracts.  The remaining balance at December 31, 2006 and 2005 of $463.3 million and $544.1 million, respectively, represents the recognition of these two purchase power contract buy-out agreements that NSTAR Electric executed in 2005 and their future recovery through NSTAR Electric's transition charge.  Refer to the accompanying Note M, "Contracts for the Purchase of Energy" for further details.

For the power contracts that were terminated, NSTAR Electric does not earn a return on this regulatory asset.  NSTAR Electric recognized this regulatory asset as a result of recognizing the contract termination liability in accordance with SFAS 146 "Accounting for Costs Associated with the Exit or Disposal Activities."  As a result, NSTAR Electric has not treated this regulatory asset as an investment in which it would be entitled to earn a return.  Furthermore, no cash outlay has been incurred by NSTAR Electric to create the regulatory asset.  The contracts' termination payments will occur over time and will be collected from customers through NSTAR Electric's transition charge over the same time period.  The cost recovery of these terminated contracts is through September 2016.

Also included is the unamortized balance of the estimated costs to decommission the Connecticut Yankee (CY) and Yankee Atomic (YA) nuclear power plants of $47.9 million and $63.1 million at December 31, 2006 and 2005.  NSTAR Electric's liability for CY decommissioning and its recovery ends in 2010 and for YA in 2014.  However, should the actual costs exceed current estimates and anticipated decommissioning dates, NSTAR Electric could have an obligation beyond these periods that would be fully recoverable.  These costs are recovered through NSTAR Electric's transition charge.  NSTAR Electric does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR Electric by the plant operators.  Refer to the accompanying Note N, "Commitments and Contingencies" for more discussion.

     Goodwill

The Company's goodwill originated from the merger that created NSTAR in 1999.  As a result of a rate order from the MDTE approving the merger, the Company is recovering goodwill from its customers and, therefore, NSTAR Electric has determined that this rate structure allows for amortization of goodwill over the collection period.  Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.  Refer to the accompanying Note D, "Non-Cash Regulatory Asset and Capital Transfer".

     Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2006 of $323.1 million is comprised primarily of $324.3 million related to the application of SFAS No. 158, "Employers' Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158).  (Refer to the accompanying Note I, "Pension and Other Postretirement Benefits," for further details.)  Of this amount, $321.9 million is earning a carrying charge under the PAM regulatory mechanism.  The remaining balance reflects the recognition of the unfunded status of other postretirement benefits.  Deferred pension and PBOP costs, in accordance with PAM, are amortized and collected from or returned to customers over three years.  At December 31, 2006, these deferred costs amounted to an over collection of $1.2 million.  NSTAR is allowed to recover its qualified pension and PBOP expenses through its reconciling rate mechanism, thereby removing the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment approved by the MDTE.

     Securitized energy-related costs

Costs related to purchase power contract buy-outs and the divestiture of NSTAR's generation business are recovered with a return through the transition charge.  This recovery occurs through 2019.  This schedule is subject to adjustment by the MDTE.

On March 1, 2005, NSTAR Electric closed on a securitization financing for $265.5 million to, in part, finance the buy-out of two energy contracts.  The remaining balance at December 31, 2006 represents their future recovery through NSTAR Electric's transition charges.

As of December 31, 2006, $424.3 million of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by NSTAR Electric's subsidiaries, BEC Funding LLC and BEC Funding II, LLC.  The certificates are non-recourse to NSTAR Electric.

     Merger Costs to Achieve (CTA)

CTA represents costs incurred to execute the merger that created NSTAR and includes the costs of severance payments, legal and financial advisor costs and system integration costs.  These costs are collected from NSTAR Electric's distribution customers and exclude a return component.  The amortization amount of these costs has been adjusted since the original recovery began to reflect the actual costs incurred.

     Income taxes, net

Approximately $42.7 million of this regulatory asset balance reflects deferred tax reserve deficiencies that the MDTE has allowed recovery of from ratepayers in accordance with an MDTE-approved settlement agreement.  Offsetting these amounts is approximately $9.1 million of a regulatory liability associated with unamortized investment tax credits.

     Purchased energy costs

The purchased power costs at December 31, 2006 relate to electric basic service costs.  Basic service is the electricity that is supplied by the local distribution company when a customer has not chosen to receive service from a competitive supplier.  The market price for basic service may fluctuate based on the average market price for energy.  Amounts collected through basic service are recovered on a fully reconciling basis with a return component.

     Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to MDTE approval.  There is no return recognized on this balance.

     Other

These amounts primarily consist of deferred transmission costs that are set to be recovered over a subsequent twelve-month period with a return.  The deferred costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services.  Also in this category are the costs associated with an MDTE approved safety and reliability program.

Note F.  Derivative Instruments - Power Contracts

The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its demand for electricity.  These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting.  However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception as described in the FASB Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Derivative Implementation Group (DIG) interpretations and, therefore, does not require mark-to-market accounting.  As a result, these agreements are not reflected as an asset or liability on the accompanying Consolidated Balance Sheets as they qualify for the normal purchases and sales exception.  NSTAR Electric accounts for its energy contracts in accordance with SFAS No. 133 and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

Note G.  Variable Interest Entities

In 2004, the FASB issued its interpretation, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), which addresses the consolidation of variable interest entities (VIE) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE.  Based on NSTAR Electric's review of FIN 46 and FIN 46R, it consolidates two wholly-owned special purpose subsidiaries - BEC Funding LLC., established in 1999, and BEC Funding II, LLC, established in 2004, to undertake the completed sale of $725 million and $265.5 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies.  NSTAR Electric determined that the substance of these entities is appropriate to continue to consolidate these entities.

Note H.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $33.6 million and $55 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2006 and 2005, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2006	2005
Deferred tax liabilities:
Plant-related	$433,297	$391,102
Regulatory asset - goodwill	168,184	173,332
Power contracts	86,566	99,108
Transition costs	88,242	123,149
Other	166,137	173,741
	942,426	960,432

Deferred tax assets:
Investment tax credits	9,055	9,728
Other	36,379	40,514
	45,434	50,242
Net accumulated deferred income taxes	896,992	910,190
Accumulated unamortized investment tax credits	14,029	15,073
	$911,021	$925,263

Deferred tax liability and unamortized investment tax credits is presented on the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2006	2005
Income taxes (current portion)	$19,174	$16,813
Accumulated deferred income taxes and unamortized
investment tax credits	891,847	908,450
Total	$911,021	$925,263

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property which generated the credits.

For Federal income tax purposes, NSTAR Electric files its return as part of the NSTAR consolidated income tax return.  As such, the amount of current and deferred Federal income tax expense or benefit is calculated based on NSTAR Electric's stand alone taxable income and reflects the impact of both temporary and permanent book to tax differences.  Therefore, NSTAR Electric is obligated to pay or receive from NSTAR its share of current Federal tax expense or benefit.  NSTAR Electric's deferred Federal income tax liability represents future income tax payments to NSTAR.

The deferred income tax component by jurisdiction is as follows:

(in thousands)	2006	2005
Deferred Federal tax liability and unamortized investment tax credits	$831,171	$807,861
Deferred state tax liability	79,850	117,402
Total deferred tax liability	$911,021	$925,263

Components of income tax expense were as follows:

(in thousands)	2006	2005	2004
Current income tax expense	$86,994	$16,023	$43,314
Deferred income tax expense	8,132	68,599	46,261
Investment tax credit amortization	(1,044)	(1,044)	(1,044)
Income taxes charged to operations	94,082	83,578	88,531
Tax expense on other income, net	4,855	1,999	1,466
Total income tax expense	$98,937	$85,577	$89,997

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.2	4.2	4.3
Investment tax credits	(0.4)	(0.5)	(0.5)
Other	0.3	0.8	1.4
Effective tax rate	39.1%	39.5%	40.2%

Uncertain Tax Positions

     Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the SSCM that allowed for accelerated deduction.  NSTAR Electric has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $266.5 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR Electric never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $93.3 million by December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received.  This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  As of December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheet.  This tax payment, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR Electric's results of operations, its financial position, or cash flows.

NSTAR Electric has determined that it is less than more likely than not that it will prevail on sustaining a significant deduction level for SSCM.

Note I.  Pension and Other Postretirement Benefits

NSTAR Electric adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amends SFAS Nos. 87, 88 and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the over funded or under funded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  As a result of NSTAR Electric's approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR Electric has recognized a regulatory asset for certain of its pension and postretirement costs in lieu of taking a charge to accumulated other comprehensive income.  The following table illustrates the effect on individual financial statement line items of applying this standard, relating to pension costs:

(in thousands)	December 31, 2006
	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
Assets:
Deferred debits - regulatory assets	$1,525,334	$324,265	$1,849,599
Prepaid pension	321,883	(321,883)	-
Deferred debits - other	18,440	2,286	20,726

Liabilities and Equity:
Deferred credits - Other	51,824	4,668	56,492

1.  Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas.  Pension benefits are based on various final average pay formulae.

The Plan uses December 31st for the measurement date to determine its projected benefit obligation and fair value of plan assets for the purposes of determining the Plan's funded status and the net periodic benefit costs for the following year.

The changes in benefit obligation and Plan assets were as follows:

	December 31,
(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of the year	$994,962	$1,022,983
Service cost	20,347	20,270
Interest cost	57,094	55,432
Plan amendments	699	-
Plan participants' contributions	36	42
Actuarial loss (gain)	22,389	(28,770)
Settlement payments	(10,953)	(23,726)
Benefits paid	(50,847)	(51,269)
Benefit obligation, end of the year	$1,033,727	$994,962

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$964,613	$894,754
Actual gain on Plan assets, net	126,210	69,812
Employer contribution	-	75,000
Plan participants' contributions	36	42
Settlement payments	(10,953)	(23,726)
Benefits paid	(50,847)	(51,269)
Fair value of Plan assets, end of the year	$1,029,059	$964,613

	December 31,
(in thousands)	2006	2005

Funded status at end of year (under)/over	$(4,668)	$(30,349)
Unrecognized actuarial net loss		383,037
Unrecognized prior service cost		(5,799)
Net amount recognized		$346,889

The market-related value of the Plan's pension assets is determined based on the actual fair value as of the balance sheet date for all classes of assets.  Therefore, the difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2006	2005
Prepaid pension	$-	$346,889
Deferred credits - other	(4,668)	-
	$(4,668)	$346,889

Amounts not yet reflected in net periodic benefit cost and included in regulatory asset:

(in thousands)	December 31,
2006
Prior service credit (cost)	$4,289
Accumulated actuarial (loss)	(330,840)
Cumulative employer contributions in excess of net periodic benefit cost	321,883
Net unrecognized periodic pension benefit cost and reflected on the accompanying Consolidated Balance Sheet	$(4,668)

The accumulated benefit obligations for the qualified pension plan as of December 31, 2006 and 2005 were $905.1 million and $880.8 million, respectively.

Weighted average assumptions were as follows:

	2006	2005	2004
Discount rate at the end of the year	6.0%	5.75%	5.75%
Expected return on Plan assets for the year (net of
expenses)	8.4%	8.4%	8.4%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plan's discount rate is based on a rate modeling of a bond portfolio that approximates the Plan liabilities.  In addition, management considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Plan and through periodic bond portfolio matching.  The Plan's long-term rate of return is based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a 20-year time period.  This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for 2006 and 2005.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Service cost	$20,347	$20,270	$18,805
Interest cost	57,094	55,432	58,042
Expected return on Plan assets	(78,013)	(74,390)	(70,794)
Amortization of prior service cost	(810)	(810)	(810)
Amortization of transition obligation	-	-	379
Recognized actuarial loss	26,389	25,355	26,414
Net periodic benefit cost before allocation to affiliates	$25,007	$25,857	$32,036

The Company, as a sponsor of the Plan, allocated net costs and was reimbursed by its affiliated companies a total of $10.0 million, $10.4 million and $14.1 million in 2006, 2005 and 2004, respectively.  The Company's discount rates used to calculate its net periodic benefit costs for 2006, 2005 and 2004 were 6.0%, 5.75% and 5.75%, respectively.

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

The following indicates the weighted average asset allocation percentage of the fair value of total Plan assets for each major type of Plan asset as of December 31st as well as the Plan's target percentages and the permissible range:

	Plan Assets		Target	Targeted
	2006	2005	Percentages	Ranges	Benchmark
Asset Category
Equity securities	51%	51%	45%	40% - 50%	Russell 300 Index
Debt securities	17%	28%	14%	12% - 22%	Lehman Aggregate
Real Estate	12%	7%	17%	10% - 20%	Wilshire NAREIT Index
Alternative	20%	14%	24%	20% - 30%	Various
Total	100%	100%	100%

The alternative asset category primarily consists of hedge funds and common/collective trusts.

The primary investment goal of the Plan is to achieve a total annualized return of 9% (before expenses) over the long-term and to minimize unsystematic risk so that no single security or class of securities will have a disproportionate impact on the Plan.  Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy.  NSTAR currently uses 18 asset managers to manage its Plan assets.  Assets are diversified by both asset class (i.e., equities, bonds) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

-	No more than 6% of an asset manager's equity portfolio market value may be invested in one company
-	Each portfolio should be invested in at least 20 different companies in different industries, and
-	No more than 50% of each portfolio's market value may be invested in one industry sector.

Each asset manager may invest in domestic and international fixed income investments and may include government obligations, corporate bonds, preferred stock, and asset-backed securities. In addition, no one asset manager may invest in more than 5% of any one security of an issuer, except the U.S. Government and its agencies.

As a result of the significant contributions made in prior years, NSTAR Electric did not make contributions to the Plan in 2006 and does not anticipate making any contributions to the Plan in 2007.

The estimated benefit payments for the years after 2006 are as follows:

(in thousands)
2007	$62,399
2008	63,650
2009	69,490
2010	69,118
2011	71,857
2012 - 2016	406,240
Total	$742,754

2.  Other Postretirement Benefits

NSTAR Electric supports a portion of NSTAR's Group Welfare Benefits Plan for Retirees of NSTAR.  The Plan provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  These benefits include health and life insurance coverage.  Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits.

To fund these postretirement benefits, NSTAR, on behalf of NSTAR Electric and other subsidiaries, makes contributions to various VEBA trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

The funded status of the Plan cannot be presented separately for NSTAR Electric since the Company participates in the Plan trusts with other subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.

The net periodic postretirement benefits cost allocated to NSTAR Electric was $13.1 million, $15.6 million and $15.5 million in 2006, 2005 and 2004, respectively.

3.   Savings Plan

NSTAR Electric contributes proportionately into a defined contribution 401(k) plan for substantially all employees of NSTAR Electric & Gas.  Matching contributions (which are equal to 50% of the employees' deferral up to 8% of eligible base and cash incentive compensation) included in the accompanying Consolidated Statements of Income amounted to approximately $5 million in 2006, 2005 and 2004.  The plan was amended to allow for increased maximum annual pre-tax contributions and additional "catch-up" pre-tax contributions for participants age 50 or older, acceptance of other types of "roll-over" pre-tax funds from other plans and the option of reinvesting dividends paid on the NSTAR Common Share Fund or receiving such dividends in cash.  The election to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid.  During this period, participants cannot change their election.  NSTAR dividends are paid to this plan four times a year in February, May, August and November.

Note J.  Capital Stock

Cumulative Preferred Stock

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

	Current Shares	Redemption	December 31,
Series	Outstanding	Price/Share	2006	2005
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock.  Both series are part of a class of NSTAR Electric's Cumulative Preferred Stock.  Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the common stock.  The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100 per share), plus accrued and unpaid dividends.

Note K.  Indebtedness

1.  Long-Term Debt

NSTAR Electric's long-term debt consisted of the following:

	December 31,
(in thousands)	2006	2005
Debentures:
7.80%, due May 2010	$125,000	$125,000
4.875%, due April 2014	300,000	300,000
4.875%, due October 2012	400,000	400,000
5.75%, due March 2036	200,000	-
Sewage facility revenue bonds, due through 2015	13,214	14,902
Massachusetts Industrial Finance Agency (MIFA)
bonds 5.75%, due February 2014	15,000	15,000
Transition Property Securitization Certificates:
6.91%, due September 2007	41,430	108,923
7.03%, due March 2010	171,624	171,624
3.40%, due September 2006	-	15,066
3.78%, due September 2008	41,917	60,978
4.13%, due September 2011	104,619	104,619
4.40%, due September 2013	56,906	56,906
	1,469,710	1,373,018
Unamortized debt discount	(5,370)	(3,836)
Amounts due within one year	(62,508)	(63,380)
Total long-term debt	$1,401,832	$1,305,802

On March 16, 2006, NSTAR Electric sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.  This most recent financing activity completes a process that began in December 2003 when NSTAR Electric filed a shelf registration with the SEC to issue up to $500 million in debt securities.  The MDTE approved the issuance by NSTAR Electric of up to $500 million of debt securities from time to time on or before December 31, 2005.  On December 29, 2005, the MDTE approved NSTAR Electric's request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015.  Scheduled redemptions of $1.65 million were made in 2006 and 2005.  The interest rate of the bonds was 7.375% for both 2006 and 2005.  A portion of the proceeds from the bonds is in a reserve with the trustee.  If HEEC should have insufficient funds to pay for extraordinary expenses, NSTAR Electric would be required to make additional capital contributions or loans to the subsidiary up to a maximum of $1 million.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 were redeemable beginning in February 2004 at a redemption price of 102%.  The redemption price decreased to 101% in February 2005 and to par in February 2006.

The Transition Property Securitization Certificates held by NSTAR Electric's subsidiaries, BEC Funding LLC and BEC Funding II, LLC, are each collateralized with separate securitized regulatory assets with combined balances of $424.3 million and $526.1 million as of December 31, 2006 and 2005, respectively.  BEC Funding II, LLC was established to facilitate the sale on March 1, 2005 of $265.5 million of electric rate reduction certificates at a public offering.  NSTAR Electric, as servicing agent for BEC Funding, LLC and BEC Funding II, LLC collected $128.7 million and $129.2 million in 2006 and 2005, respectively.  These Certificates are non-recourse to NSTAR Electric.

The aggregate principal amounts of NSTAR Electric's long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2006 are approximately $63 million in 2007, $104 million in 2008, $103 million in 2009, $194 million in 2010, $35 million in 2011 and $974 million thereafter.

2.  Source of Additional Capital, Financial Covenant Requirements and Lines of Credit

NSTAR Electric has no financial covenant requirements under its long-term debt arrangements.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012.  However, unless NSTAR Electric receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2006 and 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had a $200 million and $197 million outstanding balance at December 31, 2006 and 2005, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  At December 31, 2006 and 2005, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 49.0% and 45.9%, respectively.

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 5.22% and 3.72% in 2006 and 2005, respectively.  In aggregate, short-term borrowings total $200 million and $197 million at December 31, 2006 and 2005, respectively.

NSTAR Electric's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  Based on NSTAR Electric's key cash resources available as discussed above, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Note L.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

1.  Cash and Cash Equivalents

The carrying amounts of $10.9 million and $10.1 million for 2006 and 2005, respectively, approximate fair value due to the short-term nature of these securities.

2.  Indebtedness (Excluding Notes Payable)

The fair values of long-term indebtedness are based upon the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Long-term indebtedness	$1,464,340	$1,469,710	$1,369,182	$1,379,350
(including current maturities)

Note M.  Contracts for the Purchase of Energy

As a Massachusetts distribution company, NSTAR Electric is required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with MDTE regulations.  During 2006, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second-half of 2007.  NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007.  A request for proposals will be issued quarterly in 2007 for the remainder of the obligation for large customers and semi-annually for non-large customers.  For 2006, NSTAR Electric entered into agreements ranging in length from three to twelve-months.  NSTAR Electric fully recovers its payments to suppliers through MDTE-approved rates billed to customers.

During late 2004 and early 2005, NSTAR Electric completed several buy-out transactions or restructure certain of its long-term purchase power agreements that pre-dated the 1999 restructuring of the electric market in Massachusetts.  These agreements constituted purchase power commitments and reduced the amount of above-market energy costs that NSTAR Electric will incur and collect from its customers through its transition charges.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of basic service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contacts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers.  NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. This proposal included a method for further review and modification to potentially include longer-term contracts that are anticipated to reduce price volatility for small consumers, solicited long-term contracts as part of its last 2006 solicitation.  However, after review of the proposals, NSTAR Electric, again after consultation with the AG, determined that it would enter into short-term contract alternatives.

Note N.  Commitments and Contingencies

1.  Service Quality Indicators

Service quality indicators (SQI) are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the MDTE concerning its performance as to each measure and is subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR Electric monitors its service quality continuously to determine its contingent liability.  If it is probable that a liability has been incurred and is estimable, a liability is accrued.  Annually, NSTAR Electric makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2006, NSTAR Electric filed its 2005 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicated that no penalty was assessed for 2005.  On December 21, 2006, the MDTE issued a formal approval of this filing.

As of December 31, 2006, NSTAR Electric's 2006 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicated that no penalty was assessed for 2006.  Since 2001, NSTAR Electric has not been in a penalty position.  However, the past and current performance is not indicative of future results.

In late 2004, the MDTE initiated a proceeding to eventually modify and improve the SQI guidelines for all Massachusetts utilities.  On December 23, 2006, the MDTE issued its final order and guidelines in the generic SQI evaluation.  The new guidelines somewhat alter existing requirements, but it does not appear that the changes will have a material impact on NSTAR Electric's operating results or financial position in the future.  Utilities in Massachusetts gather data and report statistics to the MDTE on customer service and billing performance, measures for customer satisfaction, electric service interruption and duration statistics, circuit performance and employee lost time accident rate measures.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  Since NSTAR Electric's filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data. For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $500,000.

2.  Contractual obligations

     Lease Commitments

NSTAR Electric has leases for facilities and equipment.  The estimated minimum rental commitments under non-cancellable operating leases for the years after 2006 are as follows:

(in thousands)
2007	$9,857
2008	9,235
2009	8,780
2010	7,651
2011	5,268
Years thereafter	18,772
$59,563

The total expense for both lease and transmission agreements was $16.0 million in 2006, $15.8 million in 2005 and $15.3 million in 2004, net of capitalized expenses of $1.2 million in 2006, $1.3 million in 2005 and $1.2 million in 2004.

     Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 2010, as NSTAR Electric is obligated to remain a member through this period.  This obligates NSTAR Electric to pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments amounted to $69.5 million, $67.1 million and $53.2 million in 2006, 2005 and 2004, respectively.  This membership also obligates NSTAR Electric, along with other transmission owners and market participants, to fund a proportionate share of the RTO's operating and capital expenditures.

     Energy Supply

NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second-half of 2007.  NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007.  For 2006, NSTAR Electric entered into agreements ranging in length from three to twelve-months with suppliers to provide full basic service energy and ancillary service requirements at contract rates approved by the MDTE.  NSTAR Electric is currently recovering payments it is making to suppliers from its customers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR Electric distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit.  Refer to the accompanying Notes to Consolidated Financial Statements, Note M, "Contracts for the Purchase of Energy" for a further discussion.

The following represents NSTAR Electric's long-term energy related contractual commitments:

(in millions)	2007	2008	2009	2010	2011	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$3	$2	$ 19	$30
Purchase power buy- out obligations	119	120	120	117	51	11	538
	$121	$122	$122	$120	$53	$ 30	$568

Electric capacity obligations represent remaining capacity costs of a long-term contract that reflects NSTAR Electric's proportionate share of capital and fixed operating costs of a generating unit.  Energy costs are paid to this generator based on a price per kWh actually received into NSTAR Electric's distribution system and are included in the total cost.  This contract expires in 2019.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges.  These agreements require NSTAR Electric to make net monthly payments through September 2016.

3.  Electric Equity Investments and Joint Ownership Interest

NSTAR Electric has an equity investment of approximately 11.1% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada.  As an equity participant, NSTAR Electric is required to guarantee, in addition to its own share, the obligations of those participants who do not meet certain credit criteria.  At December 31, 2006, NSTAR Electric's portion of these guarantees amounted to $6 million.  New England Hydro-Transmission Electric Company, Inc. (NEH) and New England Hydro-Transmission Corporation (NHH) have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure.  In order to meet their best efforts obligations pursuant to the Equity Funding Agreement dated June 1, 1985, as amended, for NEH and NHH, in 2006, NEH repurchased a total of 140,000 of its outstanding shares from all equity holders and NHH repurchased a total of 850 outstanding shares from all equity holders.  In 2006, NSTAR Electric's reduction of its equity ownership resulting from NEH buy-back of 15,471 shares and NHH buy-back of 94 shares was approximately $419,000.

NSTAR Electric has an equity ownership of 9.5% in both Connecticut Yankee Atomic Power Company (CYAPC) and Yankee Atomic Electric Company (YAEC) (collectively, the Yankee Companies).  Periodically, NSTAR Electric obtains estimates from the management of the Yankee Companies on the cost of decommissioning the Connecticut Yankee nuclear unit (CY) and the Yankee Atomic nuclear unit (YA).  These nuclear units are completely shut down and are currently conducting decommissioning activities.

Based on estimates from the Yankee Companies' management as of December 31, 2006, the total remaining cost for decommissioning and/or security or protection of each nuclear unit is approximately as follows: $410.3 million for CY and $93.9 million for YA.  Of these amounts, NSTAR Electric is obligated to pay $39 million towards the decommissioning of CY and $8.9 million toward YA.  These estimates are recorded in the accompanying Consolidated Balance Sheets as Power contract liabilities with a corresponding regulatory asset and do not impact the current results of operations and cash flows.  These estimates may be revised from time to time based on information available to the Yankee Companies regarding future costs.

The Yankee Companies have received approval from FERC for recovery of these costs and NSTAR Electric expects any additional increases to these costs to be included in future rate applications with the FERC, with any resulting adjustments being charged to their respective sponsors, including NSTAR Electric.  NSTAR Electric would recover its share of any allowed increases from customers through the transition charge.

The various decommissioning trusts for which NSTAR Electric is responsible through its equity ownership are established pursuant to Federal regulations.  The investment of decommissioning funds that have been established, are managed in accordance with these federal guidelines, state jurisdictions and with the applicable Internal Revenue Service requirements.  Some of the requirements state that these investments be managed independently by a prudent fund manager and that funds are to be invested in conservative, minimum risk investment securities.  Any gains or losses are anticipated to be refunded to or collected from customers, respectively.

Equity Investment in CY

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.  In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.  In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by interveners were not substantiated.  Subsequently, on August 15, 2006, CY filed a settlement agreement among various interveners that settled all issues in the FERC proceeding.  The full Commission approved the settlement on November 16, 2006.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settled a dispute in a Connecticut state court among the parties and signed releases against all future claims.  Bechtel agreed to settle with CY, and CY withdrew its termination of the decommissioning contract for default and instead deemed it terminated by agreement.  NSTAR Electric's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.  NSTAR Electric recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on NSTAR's results of operations, financial position or cash flows.

On December 21, 2006, the shareholders of CY approved a resolution to repurchase 276,575 of its outstanding shares from all equity holders at a price of $108.4681 per share and declared those shares payable at the close of business on that date.  The total value of this buy-back transaction was $30 million.  NSTAR Electric's reduction of its equity ownership resulting from the CY buy-back of 38,721 shares was approximately $2.9 million.

Equity Investment in YA

During the course of carrying out the decommissioning work, YA identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate.  On November 23, 2005, YA submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YA's retired nuclear generating plant (the 2005 Estimate).  The schedule for the completion of physical work was extended until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, NSTAR Electric will be obligated to pay an additional $5.9 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that were made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010.  On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund.  FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations.  The parties to these negotiations subsequently reached a settlement agreement that was filed with FERC on May 1, 2006.  The settlement agreement extends the collection period to 2014, but revises the schedule of decommissioning charges to reflect a reduction of nearly $28 million compared to the 2005 estimate, based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption.  Based on this allocation decrease, NSTAR Electric's obligation is reduced by $2.7 million.  The settlement agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the MDTE.

4.  Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.

At December 31, 2006, outstanding guarantees totaled $12.7 million as follows:

(in thousands)
Surety Bonds	$6,769
Other Guarantees	5,969
Total Guarantees	$12,738

As of December 31, 2006, NSTAR Electric has purchased a total of $0.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts required as part of the Company's workers' compensation self-insurance program.

NSTAR Electric has also issued $6.0 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.  This is a guarantee of the debt of these companies.

5.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved settlement agreement relating to litigation brought against NSTAR Electric by various governmental entities, NSTAR Electric paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court.  This payment did not have a current earnings impact, as NSTAR Electric recognized this liability in the second quarter of 2005.  In December 2006, NSTAR Electric settled with its insurance carrier for $4.5 million relating to this claim.  In 2004, a Superior Court had issued a decision favorable to NSTAR Electric that put the burden of proof on the plaintiffs to determine NSTAR Electric's liability for contamination.  The SJC reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter were allowed to seek joint and several liability against the defendants, including NSTAR Electric.  On March 8, 2006, a settlement resolving NSTAR Electric's liability was finalized and filed with the Superior Court, which approved and entered final judgment on August 8, 2006.

As of December 31, 2006 and 2005, NSTAR Electric had reserves of $2.8 million and $10.2 million, respectively, for all potential remaining environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.

6.  Regulatory and Legal Proceedings

a.  Rate Settlement Agreement and Other Rate Filings

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners.  During 2006, NSTAR Electric lowered its transition rates by $15 million effective January 1 and on May 1, increased its distribution rates by $23 million with a corresponding reduction in transition charges.  The Rate Settlement Agreement requires NSTAR Electric to lower its transition rates from what would otherwise have been billed, and then any annual adjustment to distribution rates will be offset by an equal and opposite change in the transition rates.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.  On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007.  The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates are blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, as further discussed below, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate.  The performance-based SIP factors in the gross domestic product price index minus a productivity offset and rate adjustment factor that results in a 2.64% increase in distribution rates.  The CPSL program required that NSTAR Electric spend not less than $10 million in 2006 on capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to subsequent MDTE review and reconciliation to actual costs for 2006.

On December 1, 2006, NSTAR filed blended Basic Service and transmission rates with the MDTE, effective January 1, 2007.  The blended Basic Service rate was approved on December 19, 2006 and the blended transmission rate was approved on January 3, 2007.  The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger.

As of December 31, 2006, settlement discussions with an intervener and the AG are ongoing with respect to the former Boston Edison's 2004 and 2005 reconciliation filings.  A determination by the MDTE regarding the reconciliation of Boston Edison's 2004 and 2005 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter.

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress including NSTAR Electric's 345kV project, are expected to significantly minimize these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted the terms of the October 31, 2006 FERC decision, with one exception, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owner's believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

b.   Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigations.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No event that would be described in response to this Item 9 has occurred with respect to NSTAR Electric Company.

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

Item 9B.  Other Information

None

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Report of Independent Registered Public Accounting Firm		37

Consolidated Statements of Income for the years ended December 31,
2006, 2005 and 2004		38

Consolidated Statements of Retained Earnings for the years ended
December 31, 2006, 2005 and 2004		39

Consolidated Balance Sheets as of December 31, 2006 and 2005		40 - 41

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004		42

Notes to Consolidated Financial Statements		43

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2006, 2005 and 2004		72

3.	Exhibits:

Refer to the exhibits listing beginning below.

Incorporated by reference unless designated otherwise:

		Exhibit	SEC Docket
Exhibit 3	Articles of Incorporation and By-Laws
3.1	Restated Articles of Organization	3.1	1-2301 Form 10-Q for the quarter ended June 30, 1994

3.2	NSTAR Electric Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988 and November 22, 1989	3.1	1-2301 Form 10-Q for the quarter ended June 30, 1990

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated September 1, 1988, between NSTAR Electric Company and The Bank of New York (as successor to Bank of Montreal Trust Company)	4.1	1-2301 Form 10-Q for the quarter ended September 30, 1988

4.2	Votes of the Pricing Committee of the Board of Directors of NSTAR Electric Company taken May 18, 1995 re 7.80% debentures due May 15, 2010	4.1.5	1-2301 Form 10-K for the year ended December 31, 1995

4.3	Votes of the Board of Directors of NSTAR Electric Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, floating rate due in 2005)	4.2	1-2301 Form 8-K dated October 11, 2002

4.4	NSTAR Electric Company Revolving Credit Agreement dated November 15, 2002	4.4	1-2301 Form 10-Q for the quarter ended March 31, 2003

Exhibit 10	Material Contracts
10.1	NSTAR Electric Company Restructuring Settlement Agreement dated July 1997	10.12	1-2301 Form 10-K for the year ended December 31, 1997

10.2	NSTAR Electric Company and Sithe Energies, Inc. Purchase and Sale and Transition Agreements dated December 10, 1997	10.1	1-2301 Form 10-Q for the quarter ended March 31, 1998

10.3	NSTAR Electric Company and Entergy Nuclear Generation Company Purchase and Sale Agreement dated November 18, 1998	10.12	1-2301 Form 10-K for the year ended December 31, 1999

10.4	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P.	10.18	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.5	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associated L. P.	10.19	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.6	The Bellingham Execution Agreement, dated August 19, 2004 between NSTAR Electric and Northeast Energy Associates L. P.	10.22	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.7	Purchase and Sale Agreement, dated June 23, 2004, between NSTAR Electric and Transcanada Energy Ltd. (Ocean State Power Contract)	10.23	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

	Transmission Agreements

10.2.1.1	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004	10.2.1.1	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.2.1.2	Transmission Operating Agreement among NSTAR Electric and various electric transmission providers in New England and ISO New England Inc., dated February 1, 2005	10.2.1.2	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.2.1.3	Market Participants Service Agreement among NSTAR Electric and various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005	10.2.1.3	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.2.1.4	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005	10.2.1.4	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.2.1.5	Participants Agreement among NSTAR Electric, various electric utilities operating in New England, NEPOOL and ISO-New England, Inc., dated February 1, 2005.	10.2.1.5	1-4768 Form 10-K of NSTAR for the year ended December 31, 2006

Exhibit 12	Statement re Computation of Ratios
12.1	Computation of Ratio of Earnings to Fixed Charges for the Year ended December 31, 2006 (filed herewith)

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Year ended December 31, 2006 (filed herewith)

Exhibit 21	Subsidiaries of the Registrant	21.1.1	1-2301 Form 10-K for the year ended December 31, 2004

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications
31.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SCHEDULE II

NSTAR ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(Dollars in Thousands)

		Additions		Deductions
	Balance at	Provisions			Balance
	Beginning	Charged to		Accounts	At End
Description	of Year	Operations	Recoveries	Written Off	of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2006	$14,384	$15,927	$3,991	$18,110	$16,192
Year Ended December 31, 2005	$14,091	$12,394	$4,678	$16,779	$14,384
Year Ended December 31, 2004	$15,692	$12,278	$3,827	$17,706	$14,091

FORM 10-K	NSTAR ELECTRIC COMPANY	DECEMBER 31, 2006

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: March 14, 2007	By:	/s/ ROBERT J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 14th day of March 2007.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive
Thomas J. May	Officer and Director

/s/ JAMES J. JUDGE	Senior Vice President, Treasurer,
James J. Judge	Chief Financial Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President/Strategy, Law and
Douglas S. Horan	Policy, Clerk, General Counsel and Director