Form 10-Q
period 2007-03-31
NSTAR ELECTRIC CO
filed 2007-05-14
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	1-2301

NSTAR Electric Company
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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2007
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q - Quarterly Period Ended March 31, 2007

		Page No.
Glossary of Terms		2 - 3

Cautionary Statement Regarding Forward-Looking Information		4

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	5
	Condensed Consolidated Statements of Retained Earnings	6
	Condensed Consolidated Balance Sheets	7 - 8
	Condensed Consolidated Statements of Cash Flows	9
	Notes to Condensed Consolidated Financial Statements	10 -18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 26

Item 4.	Controls and Procedures	26 - 27

Part II. Other Information:

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signature		29

Important Shareholder Information

NSTAR Electric files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR Electric has filed with the SEC on the SEC's website at www.sec.gov.  NSTAR Electric is a wholly owned subsidiary of NSTAR.  NSTAR Electric is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to NSTAR Electric's executive officers, senior officers, senior financial officers or directors can be accessed free of charge on NSTAR Electric's website at www.nstar.com.  Copies of NSTAR Electric's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8338.

The certifications of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric Company	NSTAR Electric Company, f.k.a. Boston Edison Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DOE	U.S Department of Energy
DPU	Department of Public Utilities (f.k.a. MDTE)
EITF	Emerging Issues Task Force (of FASB)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
IRS	U.S. Internal Revenue Service
MDTE	Massachusetts Department of Telecommunications and Energy
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
Bechtel	Bechtel Power Corporation
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation
LICAP	Locational Installed Capacity
MWh	Megawatthour (equal to one million watthours)
MW	Megawatts
MY	Maine Yankee Atomic Power Company
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NEMA	Northeastern Massachusetts
NYSE	New York Stock Exchange
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates

Glossary of Terms (continued)

ROE	Return on Equity
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
VEBA	Voluntary Employee Benefit Association
YA	Yankee Atomic Electric Company

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
-

prevailing governmental policies and regulatory actions (including those of the DPU and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power,  municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying MD&A and in the accompanying Notes to Condensed Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$697,332	$760,839

Operating expenses:
Purchased power	410,876	485,688
Operations and maintenance	83,309	75,861
Depreciation and amortization	82,617	80,700
Demand side management and renewable
energy programs	16,728	16,929
Taxes - property and other	20,975	21,373
Income taxes	21,586	21,042

Total operating expenses	636,091	701,593

Operating income	61,241	59,246

Other income (deductions):
Other income, net	3,056	1,889
Other deductions, net	(303)	(266)
Total other income, net	2,753	1,623

Interest charges:
Long-term debt	15,762	15,491
Transition property securitization	9,669	11,660
Short-term debt and other	2,792	1,509
AFUDC	(1,429)	(1,377)
Total interest charges	26,794	27,283

Net income	$37,200	$33,586

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Balance at the beginning of the period	$816,399	$731,948
Adoption of FIN 48 adjustment	2,277	-
Adjusted balance at the beginning of the period	818,676	731,948

Add:
Net income	37,200	33,586
Subtotal	855,876	765,534

Deduct:
Common stock dividends declared to Parent	23,000	8,000
Preferred stock dividends declared	490	490
Subtotal	23,490	8,490
Balance at the end of the period	$832,386	$757,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2007	2006
Assets	(in thousands)

Utility Plant:
Electric plant in service, at original cost	$4,403,178	$4,385,560
Less: accumulated depreciation and amortization	1,056,552	1,041,293
	3,346,626	3,344,267
Construction work in progress	178,510	143,033
Net utility plant	3,525,136	3,487,300

Investments:
Equity investments	7,784	8,161
Restricted cash	6,988	6,988
	14,772	15,149
Current assets:
Cash and cash equivalents	11,374	13,436
Accounts receivable, net of allowance of $20,533 and $20,962, respectively	264,296	244,759
Accrued unbilled revenues	36,415	46,748
Regulatory assets	441,137	371,456
Inventory, at average cost	26,195	29,392
Other	2,191	5,202
Total current assets	781,608	710,993

Deferred debits:
Regulatory assets	2,072,269	2,186,705
Other	46,219	41,457
Total deferred debits	2,118,488	2,228,162

Refundable income taxes	128,340	128,340

Total assets	$6,568,344	$6,569,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands)
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	832,386	816,399
Total common equity	1,824,999	1,809,012

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,045,889	1,047,157
Transition property securitization	558,563	637,217
Total long-term debt	1,604,452	1,684,374

Total capitalization	3,472,451	3,536,386

Current liabilities:
Transition property securitization	136,959	92,083
Long-term debt	1,650	78,432
Notes payable	336,000	232,200
Power contracts	171,739	171,795
Accounts payable	208,961	209,849
Payable to affiliates	47,026	56,958
Income taxes	32,006	19,642
Accrued interest	19,803	13,772
Other	40,842	33,182
Total current liabilities	994,986	907,913

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,192,344	1,203,447
Power contracts	531,992	563,936
Regulatory liability - cost of removal	216,404	215,085
Payable to affiliates	60,210	60,210
Other	99,957	82,967
Total deferred credits	2,100,907	2,125,645

Commitments and contingencies

Total capitalization and liabilities	$6,568,344	$6,569,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006

Operating activities:
Net income	$37,200	$33,586
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	82,767	80,832
Deferred income taxes and investment tax credits	4,724	6,973
Purchase power contract buy-out payments	(39,170)	(28,710)
Net changes in:
Other current assets and liabilities	(46,221)	(65,028)
Deferred debits and credits, net	89,788	28,161
Net cash provided by operating activities	129,088	55,814

Investing activities:
Plant expenditures (including AFUDC)	(82,107)	(94,312)
Other investments	271	108
Net cash used in investing activities	(81,836)	(94,204)

Financing activities:
Long-term debt issuance, net of discount	-	197,886
Transition property securitization redemptions	(33,778)	(46,789)
Financing costs	-	(1,750)
Long-term debt redemption	(78,199)	(1,496)
Premium payment on long-term debt redemption	(17,647)	-
Net change in notes payable	103,800	(115,400)
Contribution from parent company	-	15,000
Dividends paid	(23,490)	(8,490)
Net cash (used in) provided by financing activities	(49,314)	38,961

Net (decrease) increase in cash and cash equivalents	(2,062)	571
Cash and cash equivalents at the beginning of the year	13,436	12,820
Cash and cash equivalents at the end of the period	$11,374	$13,391

Cash paid during the period for:

Interest, net of amounts capitalized	$20,332	$20,396

Income taxes	$10,193	$13,012

Non-cash investing activity:

Non-cash plant additions included in ending accounts payable	$27,177	$37,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric's 2006 Annual Report on Form 10-K and its Form 8-K filed with the SEC on May 11, 2007.

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

NSTAR Electric Company (the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR Electric's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business and serves approximately 1.4 million  customers in Massachusetts, including NSTAR Electric’s distribution customers and approximately 300,000 natural gas distribution customers in 51 communities served by NSTAR's other retail utility subsidiary NSTAR Gas. NSTAR has a services company, NSTAR Electric & Gas, that serves as the employer of substantially all NSTAR employees and that provides management, engineering, finance and support services to substantially all NSTAR subsidiaries, including NSTAR Electric.

2. Basis of Presentation and Accounting

Current Presentation

The financial information presented as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 have been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2006 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.

NSTAR Electric is subject to the FASB SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries. The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three-month periods ended March 31, 2007 and 2006 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company (f.k.a. Boston Edison Company "Boston Edison"), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, Commonwealth Electric Company "ComElectric", Cambridge Electric Light Company "Cambridge Electric" and Canal Electric Company "Canal Electric" to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into Boston Edison (together, the "acquired companies").  The transfer of net assets was contemplated by NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  The transfer of net assets was approved by the MDTE and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company (NSTAR Electric).

In accordance with the SFAS No. 141 "Business Combinations”, for business combinations under common control and ownership, information presented on this quarterly report on Form 10-Q represents the results of operations and cash flows for the three months ending March 31, 2007 and 2006 and financial position as of March 31, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

3.  Pension and Other Postretirement Benefits

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the three months ended March 31, 2007, NSTAR did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2007.  NSTAR had made significant contribution to the Plan in previous years.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to NSTAR Electric.

NSTAR Electric applies the funded status recognition provisions of SFAS No. 158, "Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" to record the funded status of the pension benefit plan.  The net periodic pension benefit cost for the first quarter was estimated based on the latest available participant census data.  A full actuarial valuation will be completed during the second quarter.  At that time, the cost estimates will be adjusted based on the actual actuarial study results.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Service cost	$5.6	$5.3
Interest cost	15.6	13.9
Expected return on Plan assets	(20.9)	(19.5)
Recognized actuarial loss	5.5	5.9
Amortization of prior service cost	(0.2)	(0.2)
Net periodic pension benefits cost	$5.6	$5.4

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits.

To fund these postretirement benefits, NSTAR, on behalf of NSTAR Electric and other NSTAR subsidiaries, makes contributions to various VEBA trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the three months ended March 31, 2007, NSTAR contributed $2.9 million toward these benefits and anticipates making $12.1 million in additional contributions for the remainder of 2007 toward these benefits.

The net periodic postretirement benefits cost allocated to NSTAR Electric for the three-month period ended March 31, 2007 was $4.4 million, as compared to $4.5 million, in the three-month period ended March 31, 2006.

4.  Future Accounting Requirements

In February 2007, the FASB issued SFAS No.  159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities."  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of March 31, 2007 and December 31, 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $216.4 million and $215.1 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its demand for electricity.  These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting.  However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of their customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception as described in SFAS No.  133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Derivative Implementation Group interpretations and, therefore, does not require mark-to-market accounting.  As a result, these agreements are not reflected as an asset or liability on the accompanying Condensed Consolidated Balance Sheets as they qualify for the normal purchases and sales exception.  NSTAR Electric accounts for its energy contracts in accordance with SFAS 133 and SFAS No.  149, "Amendment of Statement No.  133 on Derivative Instruments and Hedging Activities" (SFAS 149).

Note D.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the DPU concerning its performance as to each measure and is subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR Electric monitors its service quality continuously to determine if a liability has been triggered.  If it is probable that a liability has been incurred and is estimable, a liability is accrued.  Annually, NSTAR Electric makes a service quality performance filing with the DPU.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the MDTE.  The reports demonstrated that NSTAR Electric achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note H, "Commitments and Contingencies") established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The MDTE issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  No circuit performance incentive or penalty has been accrued during the three months ended March 31, 2007.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $33.1 million and $33.6 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2007 and December 31, 2006, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2007 and the actual effective income tax rate for the year ended December 31, 2006:

	2007	2006
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Investment tax credits	(1)	-
Other	(1)	-
Effective tax rate	37%	39%

  Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR Electric adopted FIN 48 effective January 1, 2007.  NSTAR Electric’s tax accounting policy relating to permanent tax items, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR Electric’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings.  This adjustment consists of the interest income accrual on the deduction of construction-related costs, net of tax.

As of January 1, 2007, the date of adoption, there were no unrecognized tax benefits of a permanent tax nature that if disallowed would have an impact on the Company’s effective tax rate.

The total amount of unrecognized tax benefit as of January 1, 2007 is $12 million relating to certain tax benefits reflected on a previous tax return.  This amount has been recognized as a FIN 48 liability on the accompanying Condensed Consolidated Balance Sheets in Other deferred credits.  The amount of unrecognized interest income associated with the entire deduction of construction-related costs for 2002-2004 is approximately $13.7 million through March 31, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs, as discussed further in this Note.  This would occur if NSTAR Electric were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of these tax benefits is zero to approximately $17.6 million as of March 31, 2007.

NSTAR Electric recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in operating expenses which is consistent with the recognition of these items in prior reporting periods.

For the three months ended March 31, 2007 the amount of related interest recognized in the accompanying Condensed Consolidated Statements of Income is interest income of $0.8 million and the total amount of accrued interest recognized in the accompanying Condensed Consolidated Balance Sheets is interest receivable of $5.3 million.  No penalties were recognized during the three months ended March 31, 2007.

As of March 31, 2007, the 2001 through 2006 federal and state tax years remain open.  Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions.  NSTAR Electric has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR was required to make a cash tax payment to the IRS of $128.3 million in December 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received.  This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  As of March 31, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheets.

NSTAR Electric had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not.  However, upon further assessment and in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR Electric recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

Note F.  Long-Term Debt Redemptions

As a result, of the transfer of net assets structured as a merger of NSTAR subsidiaries ComElectric, Cambridge Electric and Canal Electric into NSTAR Electric effective January 1, 2007, the entire long-term debt principal balance of $77.7 million of the former ComElectric, along with a make-whole premium on redemption of $17.6 million, was fully paid on January 2, 2007.  At December 31, 2006, this debt was classified as due within one year on the accompanying Condensed Consolidated Balance Sheets.

Note G.  Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company (f.k.a. Boston Edison), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into Boston Edison (together, the "acquired companies").  The transfer of net assets was contemplated by NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  The transfer of net assets was approved by the MDTE and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company (NSTAR Electric).

In accordance with the SFAS No. 141 "Business Combinations”, for business combinations under common control and ownership, information presented on this quarterly report on Form 10-Q represents the results of operations and cash flows for the three months ending March 31, 2007 and 2006 and financial position as of March 31, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

Note H. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2007 and December 31, 2006, NSTAR Electric had a reserve of $2.9 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

2.  345kV Transmission Project

This phase of the project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one).  Total cash spending on phase one of this project through March 31, 2007 is approximately $211 million, with approximately $9 million to be spent in the remainder of 2007. The first line of this project was placed in service in October 2006.  The second 345kV line of phase one was placed in service in April 2007.  Phase two of the 345kV project, which will add a third 345kV line to the project, is expected to be in service in late 2008 or early 2009.  Expenditures on phase two of the project are expected to be approximately $55 million and $40 million in 2007 and 2008, respectively. These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.

3.  Regulatory and Legal Proceedings

a.  Changes in Massachusetts' Regulatory Structure

The newly elected Massachusetts Governor filed reorganization legislation affecting Massachusetts utility regulation in February 2007, subsequently enacted by the Legislature, that bifurcated the former agency - the Department of Telecommunications and Energy - into two distinct components - (1) energy and (2) telecommunications and cable television.  The DPU replaces the MDTE and has jurisdiction over electric, natural gas, water and transportation matters.  The DPU is headed by the newly established Commonwealth Utilities Commission comprised of three commissioners.

b.  Regulatory Proceedings - MDTE/DPU

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners.  The Rate Settlement Agreement requires NSTAR Electric to lower its transition rates from what would otherwise have been billed.  Effective January 1, 2007, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%.  On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007.  The individual former NSTAR subsidiaries of Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger effective January 1, 2007.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that results in a 2.64% increase in distribution rates.  Also included effective January 1, 2007 is Cambridge Electric's 13.8kV transmission facility with estimated revenues of $13.4 million to be classified as distribution facilities and included in distribution rates that require an offsetting adjustment to the transmission rate.  For 2007, NSTAR Electric estimates $13.3 million in cost recovery related to its CPSL program for capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to DPU review and reconciliation to actual costs for 2006.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR's electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  Also agreed upon and implemented was a sharing of cost and benefits resulting from NSTAR Electric's efforts to mitigate wholesale electric market inefficiencies.  This incentive mechanism relates to the recovery of litigation costs associated with NSTAR Electric's efforts to reduce wholesale energy and capacity costs and sharing of customer benefits realized from those efforts with the potential for NSTAR Electric to retain 25% of any resulting savings.  NSTAR Electric also adopted certain new SQI performance incentives and penalties on January 1, 2007.

NSTAR Electric and the AG have agreed that NSTAR Electric's efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers.  Under the terms of the Rate Settlement Agreement, NSTAR Electric will share 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  NSTAR Electric seeks to collect $9.8 million annually for three years.  NSTAR Electric is recognizing these incentive revenues as they are collected from its customers for a three-year period, effective January 1, 2007.  Approval for the incentives is required by the DPU on an annual basis.

c.  Regulatory Proceeding - FERC

The former Cambridge Electric and ComElectric companies filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

d.  Legal Matters

In the normal course of its business, NSTAR Electric is involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in both NSTAR Electric's 2006 Annual Report on Form 10-K and Form 8-K filed May 11, 2007.

Executive Overview

NSTAR Electric Company ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR Electric's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC and BEC Funding II, LLC. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's Wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II, LLC and CEC Funding LLC are special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is a traditional electric transmission and distribution company that focuses on consistent energy delivery to its customers.  NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company (f.k.a. Boston Edison), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into Boston Edison (together, the "acquired companies").  The transfer of net assets was contemplated by NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  The transfer of net assets was approved by the MDTE and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company (NSTAR Electric).

In accordance with the SFAS No. 141 "Business Combinations”, for business combinations under common control and ownership, information presented on this quarterly report on Form 10-Q represents the results of operations and cash flows for the three months ending March 31, 2007 and 2006 and financial position as of March 31, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

Earnings.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kWh, which directly determine the level of distribution revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three-month period ended March 31, 2007 amounted to $37.2 million as compared to $33.6 million for the same period in 2006, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2006 Form 10-K.  Other than NSTAR Electric’s change in its tax accounting policy as a result of the adoption of FIN 48, there have been no substantive changes to those policies and estimates.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR Electric adopted FIN 48 effective January 1, 2007.  NSTAR Electric’s tax accounting policy relating to permanent tax items, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR Electric’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings related to the deduction of construction-related costs.  This adjustment consists of the interest accrual on the deduction of construction-related costs, net of tax.

The total amount of unrecognized tax benefit as of January 1, 2007 is $12 million relating to certain tax benefits reflected on a previous tax return.  This amount has been recognized as a FIN 48 liability on the accompanying Condensed Consolidated Balance Sheets in Other deferred credits.  The amount of unrecognized interest income associated with the entire deduction of construction-related costs for 2002-2004 is approximately $13.7 million through March 31, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs.  This would occur if NSTAR Electric were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of these tax benefits is zero to approximately $17.6 million as of March 31, 2007.

NSTAR Electric recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in operating expenses which is consistent with the recognition of these items in prior reporting periods.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions.  NSTAR Electric has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR was required to make a cash tax payment to the IRS of $128.3 million in December 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received.  This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  As of March 31, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheets.

NSTAR Electric had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not.  However, upon further assessment and in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR Electric recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

FIN 48 requires the use of judgment in identifying and determining its uncertain tax positions.  Therefore, actual results could differ materially from those estimates previously.

Future Accounting Requirements

In February 2007, the FASB issued SFAS No.  159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities."  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS 159  may have, if any, on its financial position.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2007 and December 31, 2006, customers of NSTAR Electric had approximately 52% and 51%, respectively, of their load requirements provided by competitive suppliers.

     Rate Settlement Agreement and Other Regulatory Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR Electric, the AG and several interveners.  During 2006, NSTAR Electric lowered its transition rates by $20 million effective January 1 and increased its distribution rates by $30 million with a corresponding reduction in transition charges on May 1.  Effective January 1, 2007, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%.  Effective January 1, 2007, the individual former Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger effective January 1, 2007.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, as further discussed below, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor resulted in a 2.64% increase in distribution rates.  Also included effective January 1, 2007 is Cambridge Electric's 13.8kV transmission facility with estimated revenues of $13.4 million to be classified as distribution facilities and included in distribution rates that require an offsetting adjustment to the transmission rate.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to subsequent DPU review and reconciliation to actual costs for 2006.

NSTAR Electric and the AG have agreed that NSTAR Electric's efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers.  Under the terms of the Rate Settlement Agreement, NSTAR Electric will share 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  NSTAR Electric seeks to collect $9.8 million annually for three years.  NSTAR Electric is recognizing these incentive revenues as they are collected from its customers for a three-year period, effective January 1, 2007.  Approval for the incentives is required by the DPU on an annual basis.

b.  Regulatory Policy Environment

In January 2007, a newly elected Governor and Attorney General took office.  The offices of Governor and Attorney General have a very significant influence on energy policy and regulatory policy in the Commonwealth.  While it is premature to assess how such policies may change, the Governor's office has taken steps that suggest some degree of change is likely.

The Governor's office has identified energy policy as a key concern of his administration, and has functionally reorganized key energy offices.  His reorganization plan, which took effect on April 11, created a new cabinet position, the Secretary of Energy and Environmental Affairs.  The Secretary now oversees a newly formed CUC, consisting of three commissioners.  The CUC leads the Department of Public Utilities, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters.  The agency previously responsible for such functions, the Massachusetts Department of Telecommunications and Energy, was eliminated.

The Governor’s office has taken action to include Massachusetts in the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.  The administration has also announced that it favors increased investment in energy efficiency initiatives and renewable energy resources.   The administration also favors the use of rate mechanisms that would encourage utilities to undertake such activities.

NSTAR Electric is an active participant in the development of energy policy in Massachusetts and has worked cooperatively with the Governor, Attorney General and other key stakeholders in this area.

NSTAR Electric cannot determine what impact, if any, future changes in regulatory policy or proposed new initiatives relating to energy efficiency or renewable resources will have on its results of operations, cash flows or its financial position.

c.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the DPU concerning its performance as to each measure and is subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR monitors its service quality continuously to determine if a liability has been triggered.  If it is probable that a liability has been incurred and is estimable, a liability is accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the DPU.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Reports with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 (refer to the accompanying Notes to Condensed Consolidated Financial Statements, Note H, "Commitments and Contingencies") established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The MDTE issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  No circuit performance incentive or penalty has been accrued during the three months ended March 31, 2007.

Employees

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric & Gas Corporation.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric & Gas.  NSTAR subsidiaries have approximately 3,100 employees, including approximately 2,200, or 71%, who are represented by units covered by separate collective bargaining contracts.  NSTAR's labor contract with Local 369 of the Utility Workers Union or America, AFL-CIO, which represents approximately 61% of employees, expires on June 1, 2009.  Management believes it has satisfactory relations with its employees.

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2007 and 2006 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Net income was $37.2 million for the quarter ended March 31, 2007 compared to $33.6 million for the same period in 2006.  Factors that contributed to the $3.6 million, or 10.7% increase in 2007 earnings net of income taxes include:

-	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 2.1% ($10.8 million)
-	New energy mitigation incentive revenues representing NSTAR Electric's one-third share related to wholesale energy cost savings with customers ($1.5 million)

These increases in earnings factors were partially offset by:

-

Higher operations and maintenance expenses in 2007 primarily related to the absence of a cumulative pre-tax reduction of $6.9 million in bad debt expense recorded in 2006 to reflect the implementation of a new MDTE-approved recovery rate mechanism that allowed NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.  Combined with other operations and maintenance expenses, earnings decreased by approximately $4.5 million

-	Higher depreciation and amortization expense in 2007 related to higher depreciable electric distribution plant in service ($1.0 million)
-	Higher short-term interest expense as a result of both increased rates and higher overall levels of borrowings ($0.8 million)

Significant cash flow events during the quarter include the following: operating cash flows provided $129 million and NSTAR Electric invested approximately $82 million in capital projects to improve capacity and reliability, paid approximately $23 million in common share dividends to NSTAR, retired approximately $78 million in long-term debt, retired approximately $34 million in securitized long-term debt and borrowed $104 million in short-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Retail Electric Sales - mWh
Residential	1,690,343	1,655,755	2.1%
Commercial	3,258,818	3,153,782	3.3%
Industrial	366,274	392,486	(6.7)%
Other	45,597	46,180	(1.3)%
Total retail sales	5,361,032	5,248,203	2.1%

The increase in retail mWh sales in the first quarter of 2007 was primarily in the commercial sector and mainly attributed to the 10.7% increase in heating degree-days.

Electric residential and commercial customers were approximately 32% and 61%, respectively, of NSTAR Electric's total retail sales mix for the first quarter of 2007 and provided 45% and 49% of distribution and transmission revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by local economic conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.

	2007	2006	Normal 30-Year Average
Heating degree-days	2,918	2,635	2,870
Percentage colder (warmer) than prior year	10.7%	(13.1)%
Percentage colder (warmer) than 30-year average	1.7%	(8.2)%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity based on weather conditions.  The comparative information above relates to heating and cooling degree-days for the first quarter of 2007 and 2006 and the number of heating degree-days in a "normal" first quarter as represented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below the base temperature is measured as one heating degree-day.

The 10.7% increase in heating degree-days experienced during the first quarter of 2007 as compared with the same period in the prior year, contributed to the 2.1% increase in sales.

Operating revenues

Operating revenues for the first quarter of 2007 decreased $63.5 million, or 8.3%, from the same period in 2006, and consisted of the following major component changes:

(in thousands)	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	Amount	Percent

Retail distribution and transmission	$228,422	$203,372	$25,050	12.3%
Energy, transition and other	468,910	557,467	(88,557)	(15.9)%
Total revenues	$697,332	$760,839	$(63,507)	(8.3)%

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues reflects increased energy sales of 2.1% and the impact of the Rate Settlement Agreement of December 30, 2005 that permits NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, with a corresponding reduction in transition charges.  Effective January 1, 2007, the Rate Settlement Agreement also establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $88.6 million decrease in energy, transition and other revenues is primarily attributable to the $74.8 million decrease in energy supply costs and by a reduction of $10.3 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  NSTAR Electric earns a carrying charge on transition deferral balances.

Operating expenses

Purchased power costs  were $410.9 million in the first quarter of 2007 compared to $485.7 million in the same period of 2006, a decrease of $74.8 million, or 15.4%.  Despite higher energy sales of 2.1%, the decrease in expense reflects lower basic service supply costs.  In addition, transmission costs declined $4 million as a result of a $31.2 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $25.8 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $83.3 million in the first quarter of 2007 compared to $75.9 million in the same period of 2006, an increase of $7.4 million, or 9.7%.  This increase primarily relates to higher bad debt expense related to the absence of a cumulative $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a new MDTE-approved recovery rate mechanism that allowed NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

Depreciation and amortization expense  was $82.6 million in the first quarter of 2007 compared to $80.7 million in the same period of 2006, an increase of $1.9 million, or 2.3%.  The increase reflects higher depreciable distribution and transmission plant in service.

Demand side management (DSM) and renewable energy programs expense  was $16.7 million in the first quarter of 2007 compared to $16.9 million in the same period of 2006, a decrease of $0.2 million, or 1.2%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by MDTE and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $21.0 million in the first quarter of 2007 compared to $21.4 million in the same period of 2006, a decrease of $0.4 million, or 1.9%.  This slight decrease was primarily due to lower City of Boston property tax rates.

Income taxes  attributable to operations were $21.6 million in the first quarter of 2007 compared to $21 million in the same period of 2006, an increase of $0.6 million, or 2.9%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net  was $2.8 million in the first quarter of 2007 compared to $1.6 million in the same period of 2006, an increase of $1.2 million.  The increase is primarily due to executive life insurance proceeds, partially offset by lower equity earnings from investments in the Yankee Units and Hydro-Quebec.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $25.4 million in the first quarter of 2007 compared to $27.2 million in the same period of 2006, a decrease of $1.8 million, or 6.6%.  The slight decrease in interest expense primarily reflects:

-

lower interest cost as a result of the redemption of all debt of the former ComElectric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively.  ($2 million)

-

Lower interest costs on transition property securitization debt of $2 million.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

These decreases were partially offset by:

-	$2.4 million in interest expenses associated with NSTAR Electric's $200 million Debentures issued in March 2006.

Short-term and other interest expense  was $2.8 million in the first quarter of 2007 compared to $1.5 million in the same period of 2006, an increase of $1.3 million, or 87%.  The increase is due to higher short-term debt borrowing costs reflecting a 67 basis point increase in the 2007 weighted-average borrowing rates and, to a lesser extent, higher average level of funds borrowed as compared to the same period in 2006 and an increase in interest charges related to regulatory deferrals for deferred electric costs.  The weighted average short-term interest rates including fees were 5.4% and 4.73% in the three-month periods ended March 31, 2007 and 2006, respectively.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.  Partially offsetting these increases was a decrease of $0.9 million in interest expense on income tax deficiencies.

Item 4. Controls and Procedures

NSTAR Electric's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSTAR Electric carried out an evaluation, under the supervision and with the participation of NSTAR Electric's management, including NSTAR Electric's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR Electric's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR Electric's disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR Electric's information required to be disclosed by NSTAR Electric in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in NSTAR Electric’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during NSTAR Electric's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, NSTAR Electric's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2006 and in other information in this Quarterly Report on Form 10-Q.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2007:
Ratio of earnings to fixed charges	3.73
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.64

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2007

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2007

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

			*

Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: May 11, 2007	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer