Form 10-Q
period 2007-06-30
NSTAR ELECTRIC CO
filed 2007-08-03
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2007
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q - Quarterly Period Ended June 30, 2007

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 31

Item 4.	Controls and Procedures	31 - 32

Part II. Other Information:

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signature		34

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric Company	NSTAR Electric Company, f.k.a. Boston Edison Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DPU (formerly MDTE)	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
MDTE	Massachusetts Department of Telecommunications and Energy
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
MD&A	Management's Discussion and Analysis of Financial Condition
MWh	Megawatthour (equal to one million watthours)
MW	Megawatts
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates
RMR	Reliability Must Run
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
•	weather conditions that directly influence the demand for electricity and damage from major storms
•	future economic conditions in the regional and national markets
•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	impact of continued cost control procedures on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of union contract negotiations
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	the impact of terrorist acts
•	changes in tax laws, regulations and rates, and
•	impact of performance service quality measures

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$594,709	$666,620	$1,292,041	$1,427,459

Operating expenses:
Purchased power	290,765	368,675	701,641	854,363
Operations and maintenance	78,910	79,552	162,219	155,413
Depreciation and amortization	82,517	80,743	165,134	161,443
DSM and renewable
energy programs	15,100	14,471	31,828	31,400
Property and other taxes	17,919	18,730	38,894	40,103
Income taxes	32,351	29,524	53,937	50,566

Total operating expenses	517,562	591,695	1,153,653	1,293,288

Operating income	77,147	74,925	138,388	134,171

Other income (deductions):
Other income, net	1,295	3,075	4,351	4,964
Other deductions, net	(240)	(24)	(543)	(290)
Total other income, net	1,055	3,051	3,808	4,674

Interest charges:
Long-term debt	15,413	17,444	30,857	32,448
Transition property securitization	9,158	11,283	19,145	23,430
Short-term debt and other	2,114	358	4,906	1,867
AFUDC	(648)	(1,674)	(2,077)	(3,051)
Total interest charges	26,037	27,411	52,831	54,694

Net income	$52,165	$50,565	$89,365	$84,151

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006

Balance at the beginning of the period, as
previously reported	$832,386	$757,044	$816,399	$731,948
Adoption of FIN 48 adjustment	-	-	2,277	-
Adjusted balance at the beginning of the period	832,386	757,044	818,676	731,948

Add:
Net income	52,165	50,565	89,365	84,151
Subtotal	884,551	807,609	908,041	816,099

Deduct:
Common stock dividends declared to Parent	-	50,000	23,000	58,000
Preferred stock dividends declared	490	490	980	980
Subtotal	490	50,490	23,980	58,980
Balance at the end of the period	$884,061	$757,119	$884,061	$757,119

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets	(in thousands)

Utility Plant:
Electric plant in service, at original cost	$4,521,860	$4,385,560
Less: accumulated depreciation and amortization	1,075,190	1,041,293
	3,446,670	3,344,267
Construction work in progress	118,779	143,033
Net utility plant	3,565,449	3,487,300

Investments:
Equity investments	7,790	8,161
Restricted cash	6,988	6,988
	14,778	15,149
Current assets:
Cash and cash equivalents	8,945	13,436
Accounts receivable, net of allowance of $19,819 and $20,962, respectively	251,983	244,759
Accrued unbilled revenues	49,559	46,748
Regulatory assets	414,053	371,456
Inventory, at average cost	30,588	29,392
Other	2,423	5,202
Total current assets	757,551	710,993

Deferred debits:
Regulatory assets	2,015,944	2,186,705
Other	47,394	41,457
Total deferred debits	2,063,338	2,228,162

Refundable income tax	128,340	128,340

Total assets	$6,529,456	$6,569,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands)
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	884,061	816,399
Total common equity	1,876,674	1,809,012

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,045,882	1,047,157
Transition property securitization	558,535	637,217
Total long-term debt	1,604,417	1,684,374

Total capitalization	3,524,091	3,536,386

Current liabilities:
Transition property securitization	99,590	92,083
Long-term debt	1,513	78,432
Notes payable	337,000	232,200
Power contracts	171,684	171,795
Accounts payable	180,973	209,849
Payable to affiliates	41,451	56,958
Income taxes	56,939	19,642
Accrued interest	12,480	13,772
Other	39,016	33,182
Total current liabilities	940,646	907,913

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,193,525	1,203,447
Power contracts	499,845	563,936
Regulatory liability - cost of removal	216,739	215,085
Payable to affiliates	60,210	60,210
Other	94,400	82,967
Total deferred credits	2,064,719	2,125,645

Commitments and contingencies

Total capitalization and liabilities	$6,529,456	$6,569,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006

Operating activities:
Net income	$89,365	$84,151
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	165,763	161,725
Deferred income taxes and investment tax credits	(3,305)	5,740
Gain on sale of non-utility property	-	(3,650)
Purchase power contract buy-out payments	(71,120)	(62,558)
Premium paid on long-term debt redemption	(17,647)	-
Net changes in:
Current assets and liabilities	(47,807)	(57,122)
Deferred debits and credits, net	99,915	26,379
Net cash provided by operating activities	215,164	154,665

Investing activities:
Plant expenditures (including AFUDC)	(150,912)	(190,694)
Proceeds from sale of non-utility property	-	5,537
Other investments	435	108
Net cash used in investing activities	(150,477)	(185,049)

Financing activities:
Long-term debt issuance, net of discount	-	197,886
Transition property securitization redemptions	(71,175)	(81,289)
Financing costs	-	(1,750)
Long-term debt redemption	(78,823)	(1,834)
Net change in notes payable	104,800	(41,200)
Contribution from parent company	-	15,000
Dividends paid	(23,980)	(58,980)
Net cash (used in) provided by financing activities	(69,178)	27,833

Net decrease in cash and cash equivalents	(4,491)	(2,551)
Cash and cash equivalents at the beginning of the year	13,436	12,820
Cash and cash equivalents at the end of the period	$8,945	$10,269

Cash paid during the period for:

Interest, net of amounts capitalized	$53,080	$56,739

Income taxes	$16,693	$16,884

Non-cash investing activity:

Non-cash plant additions included in ending accounts payable	$30,234	$35,561

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

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR Electric's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business and serves approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s distribution customers and approximately 300,000 natural gas distribution customers in 51 communities served by NSTAR's other retail utility subsidiary NSTAR Gas. NSTAR has a services company, NSTAR Electric & Gas, that serves as the employer of substantially all NSTAR employees and that provides management, engineering, finance and support services to substantially all NSTAR subsidiaries, including NSTAR Electric.

2. Basis of Presentation and Accounting

Current Presentation

The accompanying financial information presented as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 have been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2006 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior period amounts to conform with the current presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  Effective April 11, 2007, the MDTE was restructured as the DPU.  In addition, NSTAR Electric is subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation and meet the criteria for application of SFAS 71.

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

The results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company (f.k.a. Boston Edison Company), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, Commonwealth Electric Company (ComElectric) Cambridge Electric Light Company (Cambridge Electric) and Canal Electric Company (Canal Electric) to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into Boston Edison (together, the "acquired companies").  The transfer of net assets was contemplated by NSTAR's Settlement Agreement of December 30, 2005 as approved by the MDTE.  The transfer of net assets was approved by the MDTE and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company.

In accordance with the SFAS No. 141 "Business Combinations”, for business combinations under common control and ownership, information presented in this quarterly report on Form 10-Q represents the results of operations for the three and six-months ended June 30, 2007, cash flows for the six months ended June 30, 2007 and 2006 and financial position as of June 30, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

3.  Pension and Other Postretirement Benefits

Pension

NSTAR Electric applies the funded status recognition provisions of SFAS No. 158, "Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" to record the funded status of the pension benefit plan.  The net periodic pension benefit cost for the first quarter was estimated based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefits costs.

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the six months ended June 30, 2007, NSTAR did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2007 as significant contributions were made to the Plan in previous years.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to NSTAR Electric.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Service cost	$4.8	$5.1	$10.4	$10.2
Interest cost	14.2	14.3	29.8	28.6
Expected return on Plan assets	(20.8)	(19.5)	(41.7)	(39.0)
Recognized actuarial loss	4.5	6.6	10.0	13.2
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic pension benefits cost	$2.5	$6.3	$8.1	$12.6

The first quarter net periodic pension cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2007 and 2006 have been adjusted to reflect the final cost amounts for 2007 and 2006.  This adjustment (decreased)/increased the periodic pension benefit cost by approximately $(1.6) million and $0.9 million, respectively, and was recognized in the second quarter of each year.

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the six-months ended June 30, 2007, NSTAR contributed $6.2 million toward these benefits.

The net periodic postretirement benefits cost allocated to NSTAR Electric for the six-month period ended June 30, 2007 was $9.4 million, as compared to $9.1 million, in the six-month period ended June 30, 2006.

4.  Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)."  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of June 30, 2007 and December 31, 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $216.7 million and $215.1 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR  Electric accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its customers demand for electricity.  These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting.  However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of their customer base, these contracts may qualify for the normal purchases and sales exception as described in SFAS 133 and Derivative Implementation Group interpretations and, therefore, do not require mark-to-market accounting.  NSTAR Electric has determined that its electricity supply contracts qualify for, and has elected to apply, the normal purchases and sales exception.  As a result, these agreements are not reflected as an asset or liability on the accompanying Condensed Consolidated Balance Sheets.

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the MDTE.  The reports demonstrated that NSTAR Electric achieved sufficient levels of reliability and performance and that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The MDTE issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  No circuit performance incentive or penalty has been accrued during the six-months ended June 30, 2007.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $32.8 million and $33.6 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2007 and December 31, 2006, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2007 and the actual effective income tax rate for the year ended December 31, 2006:

	2007	2006
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Investment tax credits	(1)	-
Effective tax rate	38%	39%

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

NSTAR Electric adopted FIN 48 effective January 1, 2007.  NSTAR Electric’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR Electric’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings.  This adjustment consists of the interest income accrual on the deduction of construction-related costs, net of tax.

As of January 1, 2007, the date of adoption, and June 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if disallowed would have an impact on the Company’s effective tax rate.

The total amount of unrecognized tax benefit as of January 1, 2007 and June 30, 2007 was $12 million relating to certain tax benefits reflected on a previous tax return.  This amount has been recognized as a FIN 48 liability on the accompanying Condensed Consolidated Balance Sheets in Deferred credits - Other. The amount of unrecognized interest income associated with the entire deduction of construction-related costs is approximately $14 million through June 30, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs, as discussed further in this Note.  This would occur if NSTAR Electric were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of total potential tax benefit is zero to approximately $17 million as of January 1, 2007 and June 30, 2007.

NSTAR Electric recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in other deductions which is consistent with the recognition of these items prior to the issuance of FIN 48.

For the six months ended June 30, 2007 the amount of related interest recognized in the accompanying Condensed Consolidated Statements of Income is interest income of $2.0 million and the total amount of accrued interest recognized in the accompanying Condensed Consolidated Balance Sheets is interest receivable of $6.0 million.  No penalties were recognized during the six months ended June 30, 2007.

As of June 30, 2007, the 2001 through 2006 federal and state tax years remain open.  Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions.  NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in December 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  As of June 30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR Electric had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not.  However, in measuring the benefit and in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR Electric recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

Note F.  Long-Term Debt Redemptions

As a result of the transfer of net assets structured as a merger of NSTAR subsidiaries ComElectric, Cambridge Electric and Canal Electric into NSTAR Electric, effective January 1, 2007, the entire long-term debt principal balance of $77.7 million of the former ComElectric, along with a make-whole premium on redemption of $17.6 million, was paid on January 2, 2007.  This premium was recorded as a regulatory asset and is amortized over the recovery period.  At December 31, 2006, this debt was classified as due within one year on the accompanying Condensed Consolidated Balance Sheets.

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

In accordance with the SFAS No. 141 "Business Combinations”, for business combinations under common control and ownership, information presented on this quarterly report on Form 10-Q represents the results of operations for three and six-months ended June 30, 2007, cash flows for the six-months ended June 30, 2007 and 2006 and financial position as of June 30, 2007 and December 31, 2006 of

NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

Note H. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2007 and December 31, 2006, NSTAR Electric had a reserve of $0.9 million and $2.9 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

2.  345kV Transmission Project

This project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one).  The first line of this project was placed in service in October 2006.  The second 345kV line of phase one was placed in service in April 2007.  Phase two of the 345kV project, which will add a third and final 345kV line to the project is expected to be in service in early 2009.  Expenditures on phase two of the project are expected to be approximately $30 million in 2007 and $65 million throughout 2008 and 2009.  These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR Electric through wholesale and retail transmission rates.

3.  Regulatory and Legal Proceedings

a.  Changes in Massachusetts' Regulatory Structure

In February 2007, the newly elected Massachusetts Governor filed legislation amending Massachusetts utility regulation.  This was subsequently enacted by the Legislature and bifurcated the former agency - the Department of Telecommunications and Energy - into two distinct components - (1) energy and (2) telecommunications and cable television.  The DPU replaces the MDTE and has jurisdiction over electric, natural gas, water and transportation matters.  The DPU is headed by the newly established Commonwealth Utilities Commission, comprised of three commissioners.

b.  Regulatory Proceedings - MDTE/DPU

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms that are intended to promote efficient deployment of demand resources in Massachusetts.

Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity.  This investigation will include, in part, a review of whether and how existing mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR Electric supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates filing its comments and working to achieve an effective rate mechanism with the DPU. Initial comments from interested parties on this investigation are due at the DPU by September 10, 2007 and public hearings will be held.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding on its financial position, operating results or cash flows.

c.  Current Rate Settlement Agreement Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in the two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began dialogue with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, NSTAR Electric will now share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The impact of this revised agreement did not have a material impact on NSTAR Electric’s results of operations, financial position or cash flows.  Approval of this agreement and of the incentives is required by the DPU.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The CPSL program relates to incremental spending for stray-voltage remediation, double pole replacement and manhole inspections, repair and upgrade.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to subsequent DPU review and reconciliation to actual costs for 2006.  The reconciliation of final CPSL amounts was filed on July 30, 2007.

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

d.  Rate Settlement Agreement and Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic MDTE order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic MDTE order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement. This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the MDTE on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the MDTE proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementing this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. In addition, NSTAR Electric filed with the DPU a request for extension of the judicial appeal period.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that the motion is denied, NSTAR Electric intends to pursue all legal options.  As of June 30, 2007, the potential impact to earnings of eliminating the bad debt adder is approximately $11 million.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

e.  Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that in part concluded that further proceedings would be necessary to conclude on provisions related to investment returns on NSTAR Electric's transmission investments.  FERC approved NSTAR Electric’s proposed rates, subject to refund, pending the conclusion of subsequent proceedings.  NSTAR Electric is currently evaluating this order and cannot estimate its impact until such proceedings are complete.  Furthermore, NSTAR Electric cannot predict the timing or the ultimate resolution of this proceeding.

The companies formerly known as Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all of these entities, in anticipation of the merger of NSTAR's electric subsidiaries.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

f.  Legal Matters

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

Executive Overview

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR Electric's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC and BEC Funding II, LLC. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's Wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II, LLC and CEC Funding LLC are special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is a traditional electric transmission and distribution company that focuses on consistent energy delivery to its customers.  NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

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

In accordance with the SFAS No. 141 "Business Combinations”, for business combinations under common control and ownership, information presented on this quarterly report on Form 10-Q represents the results of operations for the three and six-months ended June 30, 2007, cash flows for the six-months ended June 30, 2007 and 2006 and financial position as of June 30, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

Earnings.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kWh, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and energy related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and six-month periods ended June 30, 2007 amounted to $52.2 million and $89.4 million, respectively, as compared to $50.6 million and $84.2 million, respectively for the same periods in 2006, as further explained in this discussion.

Critical Accounting Policies and Estimates

   Uncertain Tax Positions

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2006 Form 10-K.   Other than NSTAR's change in its tax accounting policy as a result of the adoption of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes," there have been no substantive changes to those policies and estimates.

In July 2006, the FASB issued FIN 48 that prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR Electric adopted FIN 48 effective January 1, 2007.  NSTAR Electric’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR Electric’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings.  This adjustment consists of the interest income accrual on the deduction of construction-related costs, net of tax.

As of January 1, 2007, the date of adoption, and June 30, 2007 there were no unrecognized tax benefits of a permanent tax nature that if disallowed would have an impact on the Company’s effective tax rate.

The total amount of unrecognized tax benefit as of January 1, 2007 and June 30, 2007 was $12 million relating to certain tax benefits reflected on a previous tax return.  This amount has been recognized as a FIN 48 liability on the accompanying Condensed Consolidated Balance Sheets in Deferred Credits - Other.  The amount of unrecognized interest income associated with the entire deduction of construction-related costs is approximately $14 million through June 30, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs, as discussed further in this Note.  This would occur if NSTAR Electric were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of total potential tax benefit is zero to approximately $17 million as of January 1, 2007 and June 30, 2007.

NSTAR Electric recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in other deductions which is consistent with the recognition of these items prior to the issuance of FIN 48.

For the six months ended June 30, 2007 the amount of related interest income recognized in the accompanying Condensed Consolidated Statements of Income was $2.0 million and the total amount of accrued interest receivable on the accompanying Condensed Consolidated Balance Sheets was $6.0 million.  No penalties were recognized during the six months ended June 30, 2007.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions.  NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the

IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  As of March 31, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR Electric had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not.  However, in measuring the benefit in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR Electric recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

FIN 48 requires the use of judgment in identifying and determining its uncertain tax positions.  Therefore, actual results could differ materially from those estimates.

Future Accounting Requirements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)."  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of June 30, 2007 and December 31, 2006, customers of NSTAR Electric had approximately 55% and 51%, respectively, of their load requirements provided by competitive suppliers.

Current Rate Settlement Agreement Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in the two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began dialogue with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, NSTAR Electric will now share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The impact of this revised agreement did not have a material impact on NSTAR Electric’s results of operations, financial position or cash flows.  Approval of this agreement and of the incentives is required by the DPU.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The CPSL program relates to incremental spending for stray-voltage remediation, double pole replacement and manhole inspections, repair and upgrade.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to subsequent DPU review and reconciliation to actual costs for 2006.  The reconciliation of final CPSL amounts was filed on July 30, 2007.

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

Rate Settlement Agreement and Basic Bad Debt Adder

On July 1, 2005, in response to a generic MDTE order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic MDTE order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement. This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the MDTE on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the MDTE proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementing this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. In addition, NSTAR Electric filed with the DPU a request for extension of the judicial appeal period.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that the motion is denied, NSTAR Electric intends to pursue all legal options.  As of June 30, 2007, the potential impact to earnings of eliminating the bad debt adder is approximately $11 million.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

b.  Regulatory Policy Environment

In January 2007, a newly elected Governor and Attorney General took office.  The Governor and Attorney General have a very significant influence on energy policy and regulatory policy in Massachusetts. While it is premature to assess how such policies may change, the Governor has taken steps that suggest some degree of change is likely.

The Governor has identified energy policy as a key initiative of his administration, and has functionally reorganized key energy offices.  His reorganization plan, which took effect on April 11, 2007, created a new cabinet position - the Secretary of Energy and Environmental Affairs.  The Secretary now oversees a newly formed CUC, consisting of three commissioners.  The CUC leads the DPU, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters.  The agency previously responsible for such functions, the MDTE, was eliminated.

The Governor’s administration has taken action to include Massachusetts in the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.  The administration has also announced that it favors increased investment in energy efficiency initiatives and renewable energy resources.   The administration also favors the use of rate mechanisms that would encourage utilities to undertake such activities.

NSTAR Electric is an active participant in the development of energy policy in Massachusetts and is working cooperatively with the Governor, Attorney General, and other key stakeholders in this area.

NSTAR Electric cannot determine what impact, if any, future changes in regulatory policy or proposed new initiatives relating to energy efficiency or renewable resources will have on its results of operations, cash flows or its financial position.

c.  Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms that are intended to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR Electric supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates filing its comments and working to achieve an effective rate mechanism with the DPU.  Initial comments from interested parties on this investigation are due at the DPU by September 10, 2007 and public hearings will be held.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding on its financial position, operating results or cash flows.

d.  Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an order that in part concluded that further proceedings would be necessary to conclude on provisions related to investment returns on NSTAR Electric's transmission investments.  FERC approved NSTAR Electric’s proposed rates, subject to refund, pending the conclusion of subsequent proceedings.  NSTAR Electric is currently evaluating this order and cannot estimate its impact until such proceedings are complete.  Furthermore, NSTAR Electric cannot predict the timing or the ultimate resolution of this proceeding.

The companies formerly known as Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all of these entities, in anticipation of the merger of NSTAR's electric subsidiaries.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Reports with the MDTE that demonstrated the Company achieved sufficient levels of reliability and performance and that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The MDTE issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  No circuit performance incentive or penalty has been accrued during the six-months ended June 30, 2007.

Employees

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric & Gas Corporation, an affiliated company.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric & Gas.  NSTAR subsidiaries have approximately 3,100 employees, including approximately 2,200, or 71%, who are represented by units covered by separate collective bargaining contracts.  NSTAR's labor contract with Local 369 of the Utility Workers Union or America, AFL-CIO, which represents approximately 61% of employees, expires on June 1, 2009. Management believes it has satisfactory relations with its employees.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2007 and 2006 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Overview

Net income was $52.2 million for the quarter ended June 30, 2007 compared to $50.6 million for the same period in 2006.  Major factors (after-tax) that contributed to the $1.6 million, or 3.2% increase in 2007 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 0.4% ($3.6 million)
•	Higher transmission revenues as a result of increased investment in transmission infrastructure ($2.1 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share related to wholesale energy cost savings with customers ($0.4 million)
•	Lower long-term interest expense primarily as a result of the repayment of the long-term debt of the former ComElectric on January 2, 2007 ($1.1 million)

These increases in earnings factors were partially offset by:

•	The absence in the current quarter of the gain realized in 2006 on the sale of a parcel of non-utility property ($2.2 million)
•	Higher depreciation and amortization expense in 2007 primarily related to higher depreciable electric distribution plant in service ($1.0 million)
•	Higher short-term interest expense as a result of both increased rates and higher overall levels of borrowings ($1.1 million)

Significant cash flow events during the quarter include the following: operating cash flows provided $104 million, NSTAR Electric invested approximately $69 million in capital projects to improve system capacity and reliability and retired approximately $37 million in securitized long-term debt.

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended June 30,
	2007	2006	% Change
Retail Electric Sales - mWh
Residential	1,452,033	1,446,851	0.4%
Commercial	3,242,840	3,213,993	0.9%
Industrial	374,840	388,700	(3.6)%
Street Lighting	34,318	34,284	0.1%
Total retail sales	5,104,031	5,083,828	0.4%

The increase in retail mWh sales in the second quarter of 2007 was primarily in the commercial sector and is mainly attributed to a 7.2% increase in heating degree-days.

The demand for electricity is affected by weather conditions.  In terms of customers sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions.  Electric residential and commercial customers were approximately 28% and 64%, respectively, of NSTAR Electric's total retail sales mix for the second quarter of 2007 and provided 39% and 55% of distribution and transmission revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR Electric's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR Electric's large commercial and industrial customers.

	2007	2006	Normal 30-Year Average
Heating degree-days	817	762	784
Percentage colder (warmer) than prior year	7.2%	(13.0)%
Percentage colder (warmer) than 30-year average	4.2%	(10.0)%

Cooling degree-days	231	178	175
Percentage warmer (cooler) than prior year	29.8%	(2.2)%
Percentage warmer than 30-year average	31.3%	1.7%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity based on weather conditions.  The comparative information above relates to heating and cooling degree-days for the second quarter of 2007 and 2006 and the number of heating and cooling degree-days in a "normal" second quarter as represented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 0.4% or 20,203 MWh energy sales increase in the second quarter of 2007 reflects colder weather early in the quarter, followed by warmer periods in May and June.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.

Operating revenues

Operating revenues for the second quarter of 2007 decreased $71.9 million, or 10.8%, from the same period in 2006, and consisted of the following major component changes:

(in millions)	Three Months Ended June 30,		(Decrease)
	2007	2006	Amount	Percent

Retail distribution and transmission	$221.0	$241.0	$(20.0)	(8.3)
Energy, transition and other	373.7	425.6	(51.9)	(12.2)
Total revenues	$594.7	$666.6	$(71.9)	(10.8)

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The decrease in retail distribution and transmission revenues primarily reflects the positive impact of NSTAR's efforts in the Wholesale Power Cost Savings Initiative on behalf of its customers that decreased regional RMR costs.  As approved by the MDTE, this resulted in a decrease in retail transmission billing of approximately $30.6 million for the three months ended June 30, 2007 as compared to the same period in 2006.  This reflects the refund from the ISO-NE of previously billed RMR costs.   NSTAR Electric lowered its transmission rates effective on March 1, 2007, as approved by the MDTE, in order to refund amounts previously collected from customers.  The Rate Settlement Agreement of December 30, 2005 permits NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, and an annual inflation-adjusted rate increased effective January 1, 2007, with a corresponding reduction in transition rates.  This increased distribution revenues by $9.9 million for the three months ended June 30, 2007, as compared to 2006.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlement), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $51.9 million decrease in energy, transition and other revenues is primarily attributable to the $36.2 million decrease in energy supply costs and by a reduction of $21.9 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related transmission revenues of $5.4 million that are used to support NSTAR Electric's regional transmission assets.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating expenses

Purchased power costs  were $290.8 million in the second quarter of 2007 compared to $368.7 million in the same period of 2006, a decrease of $77.9 million, or 21.1%.  Despite higher energy sales of 0.4%, the decrease in expense reflects lower basic service supply costs.  In addition, transmission costs declined $66.3 million as a result of a $73.9 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $6.6 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $78.9 million in the second quarter of 2007 compared to $79.6 million in the same period of 2006, a decrease of $0.7 million, or 0.8%.  This decrease primarily relates to lower labor related expense.

Depreciation and amortization expense  was $82.5 million in the second quarter of 2007 compared to $80.7 million in the same period of 2006, an increase of $1.8 million, or 2.2%.  The increase reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $15.1 million in the second quarter of 2007 compared to $14.5 million in the same period of 2006, an increase of $0.6 million, or 4.1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by DPU and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $17.9 million in the second quarter of 2007 compared to $18.7 million in the same period of 2006, a decrease of $0.8 million, or 4.3%.

Income taxes  attributable to operations were $32.4 million in the second quarter of 2007 compared to $29.5 million in the same period of 2006, an increase of $2.9 million, or 9.8%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net  was $1.1 million in the second quarter of 2007 compared to $3.1 million in the same period of 2006, a decrease of $2.0 million.  This decrease primarily reflects the absence in 2007 of a gain on the sale of a parcel of non-utility property for $2.2 million realized in the second quarter of 2006.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $24.6 million in the second quarter of 2007 compared to $28.7 million in the same period of 2006, a decrease of $4.1 million, or 14.3%.  The decrease in interest expense primarily reflects:

•

Lower interest cost as a result of the redemption of all debt of the former ComElectric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively  ($2.2 million)

•

Lower interest costs on transition property securitization debt of $2.1 million.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest expense  was $2.1 million in the second quarter of 2007 compared to $0.4 million in the same period of 2006, an increase of $1.7 million, or 425%.  The increase is due to higher short-term debt borrowing costs reflecting higher average level of funds borrowed as compared to the same period in 2006 and an increase in the 2007 weighted-average borrowing rates.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Overview

Net income was $89.4 million for the six-month period ended June 30, 2007 compared to $84.2 million for the same period in 2006.  Major factors (after-tax) that contributed to the $5.2 million, or 6.2%, increase in 2007 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 1.3% ($12.8 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share related to wholesale energy cost savings with customers ($1.9 million)
•	Higher transmission revenues as a result of increased investment in NSTAR Electric's transmission infrastructure ($1.4 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses in 2007 primarily related to the absence of a cumulative pre-tax adjustment of $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism.  Net of decreases with other operations and maintenance expenses, earnings decreased by approximately $6.0 million.

•	The absence of a gain realized in 2006 from the sale of a parcel of non-utility property ($2.2 million)
•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric distribution plant in service ($1.9 million)
•	Higher short-term interest expense as a result of both increased rates and higher overall levels of borrowings ($1.9 million)

Significant cash flow events during the first half of 2007 include the following:

•

Cash flows from operating activities provided $215 million primarily from kW sales and changes in the transmission deferral related to refunds associated with RMR payments received from an electric energy generator.  These refunds are expected to be refunded to NSTAR Electric's retail customers during 2007 through a rate reduction that was effective March 1, 2007.  This was partially offset by a higher level of under-collection of basic service costs.

•	NSTAR Electric invested approximately $151 million in capital projects to improve system capacity and reliability.
•

NSTAR Electric paid approximately $23 million in common share dividends to NSTAR, retired approximately $150 million in securitized and other long-term debt and borrowed $105 million in short-term debt.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  Also on May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  The SEC declared the registration statement effective on June 1, 2007. NSTAR Electric will use the proceeds of the issuance of these securities for financing of capital expenditures, repayment of short-term debt, and/or general working capital purposes.  NSTAR Electric anticipates DPU approval of its financing plan by the end of the third quarter.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2007	2006	% Change

Residential	3,142,376	3,102,606	1.3
Commercial	6,501,658	6,367,775	2.1
Industrial	741,114	781,186	(5.1)
Street Lighting	79,915	80,464	(0.7)
Total retail sales	10,465,063	10,332,031	1.3

Weather Conditions

The demand for electricity is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions.  Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR Electric's total sales mix for the first six months of 2007 and provided approximately 42% and 52% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR Electric's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR Electric's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	3,735	3,397	3,654
Percentage colder (warmer) than prior year	9.9%	(13.8)%
Percentage colder (warmer) than 30-year average	2.2%	(7.0)%

Cooling Degree-Days	231	178	176
Percentage warmer (cooler) than prior year	29.8%	(2.2)%
Percentage warmer than 30-year average	31.3%	1.1%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity, based on weather conditions.  Weather conditions impact electric sales primarily during the summer in NSTAR Electric's service area.  The comparative information above relates to heating and cooling degree-days for the first half of 2007 and 2006 and the number of heating and cooling degree-days in a "normal" first half of the year as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 1.3% or 133,000 MWh energy sales increase in the first half of 2007 reflects colder winter temperatures, particularly in February and March and a cooler April offset by the negative impact of unseasonably warm weather in January and a warmer May and June.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.

Operating revenues for the first half of 2007 decreased $135.4 million or 9.5% from the same period in 2006 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$450.5	$447.6	$2.9	0.6
Energy, transition and other	841.5	979.8	(138.3)	(14.1)
Total retail electric revenues	1,292.0	1,427.4	(135.4)	(9.5)

  Electric revenues

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues reflects increased energy sales of 1.3% and the impact of the Rate Settlement Agreement of December 30, 2005 that permits NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, with a corresponding reduction in transition charges. This resulted in increased distribution revenues of $33.8 million for the six-months ended June 30, 2007 as compared to 2006.  In addition, effective January 1, 2007, the Rate Settlement Agreement also establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates.  The increase in distribution revenues is significantly offset by lower transmission revenues related to the positive impact of NSTAR's efforts in the Wholesale Power Cost Savings Initiative on behalf of its customers that decreased regional RMR costs.  As approved by the MDTE, this resulted in a decrease in retail transmission billing of approximately $32.2 million for the six months ended June 30, 2007 as compared to the same period in 2006.  This decrease reflects the refund from the ISO-NE of previously billed RMR costs.  NSTAR Electric lowered its retail transmission rates effective on March 1, 2007, as approved by the MDTE, in order to refund amounts previously over collected from customers and match the amount to be paid to generators.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $138.3 million decrease in energy, transition and other revenues is primarily attributable to the $142.5 million decrease in energy supply costs and a reduction of $32.2 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related regional transmission revenues of $33 million that are used to support NSTAR Electric's transmission assets.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating expenses

Purchased power costs were $701.6 million in the first half of 2007 compared to $854.4 million in the same period of 2006, a decrease of $152.8 million, or 17.9%.  Despite higher energy sales of 1.3%, the decrease in expense reflects lower basic service energy supply costs.  In addition, transmission costs declined $70.3 million as a result of a $105.1 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $32.4 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $162.2 million in the first half of 2007 compared to $155.4 million in the same period of 2006, an increase of $6.8 million, or 4.4%.  This increase primarily relates to higher bad debt expense due to the absence of a cumulative $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a new recovery rate mechanism.

Depreciation and amortization expense was $165.1 million in the first half of 2007 compared to $161.4 million in the same period of 2006, an increase of $3.7 million or 2.2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $31.8 million in the first half of 2007 compared to $31.4 million in the same period of 2006, an increase of $0.4 million, or 1.3%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $38.9 million in the first half of 2007 compared to $40.1 million in the same period of 2006, a decrease of $1.2 million, or 3%.

Income tax expense attributable to operations was $53.9 million in the first half of 2007 compared to $50.6 million in the same period of 2006, an increase of $3.3 million, or 6.5%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $3.8 million in the first half of 2007 compared to $4.7 million in the same period of 2006, a decrease of $0.9 million.  The decrease primarily reflects the absence in 2007 of the net gain realized in 2006 of $2.2 million on the sale of a parcel of non-utility property.  In 2007, other income includes executive life insurance proceeds and higher equity earnings from investments in the Yankee units and Hydro-Quebec.

Interest charges

Interest on long-term debt and transition property securitization certificates was $50 million in the first half of 2007 compared to $55.9 million in the same period of 2006, a decrease of $5.9 million, or 10.6%.  The decrease in interest expense reflects:

•

Lower interest cost as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively  ($4.1 million)

•

Lower interest costs on transition property securitization debt of $4.3 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

These decreases were partially offset by:

•	Interest expense associated with NSTAR Electric's $200 million Debentures issued in March 2006 ($2.4 million)

Short-term and other interest expense was $4.9 million in the first half of 2007 compared to $1.9 million in the same period of 2006, an increase of $3 million, or 158%.  The increase is due to a higher average level of funds borrowed as compared to the same period in 2006 and higher interest rates on short-term borrowings also slightly contributed to the increase.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.  Partially offsetting these increases was a decrease of $1.1 million in interest expense on income tax deficiencies.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2007:
Ratio of earnings to fixed charges	3.80
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.70

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2007

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2007

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

			*

Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act.  Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: August 3, 2007	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer