Form 10-Q
period 2007-09-30
NSTAR ELECTRIC CO
filed 2007-11-08
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2007
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q - Quarterly Period Ended September 30, 2007

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 - 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 31

Item 4.	Controls and Procedures	31 - 32

Part II. Other Information:

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signature		34

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company, f.k.a. Boston Edison Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DPU

Massachusetts Department of Public Utilities  (Prior to April 11,   2007, the DPU was known as the MDTE.  The Company uses   the acronym DPU interchangeably throughout this report to   refer to both the current DPU and former MDTE.)

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
MDTE	Massachusetts Department of Telecommunications and Energy (now known as DPU)
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MW	Megawatts
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates
RMR	Reliability Must Run
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
•	weather conditions that directly influence the demand for electricity and impact from major storms
•	future economic conditions in the regional and national markets
•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues	$721,113	$865,619	$2,013,154	$2,293,078

Operating expenses:
Purchased power and transmission	346,609	503,101	1,048,250	1,357,464
Operations and maintenance	84,608	81,854	246,827	237,267
Depreciation and amortization	82,529	80,722	247,663	242,165
DSM and renewable energy programs	17,796	17,886	49,624	49,286
Property and other taxes	19,820	20,521	58,714	60,624
Income taxes	57,743	50,858	111,680	101,424

Total operating expenses	609,105	754,942	1,762,758	2,048,230

Operating income	112,008	110,677	250,396	244,848

Other income (deductions):
Other income, net	1,359	1,411	5,710	6,375
Other deductions, net	(67)	(164)	(610)	(454)
Total other income, net	1,292	1,247	5,100	5,921

Interest expense (income):
Long-term debt	15,358	17,398	46,215	49,846
Transition property securitization	9,037	11,122	28,182	34,552
Short-term debt and other, net	(2,859)	3,194	2,047	5,061
AFUDC	(1,152)	(2,064)	(3,229)	(5,115)
Total interest charges	20,384	29,650	73,215	84,344

Net income	$92,916	$82,274	$182,281	$166,425

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at the beginning of the period, as
previously reported	$884,061	$757,119	$816,399	$731,948
Adoption of FIN 48 adjustment	-	-	2,277	-
Adjusted balance at the beginning of the period	884,061	757,119	818,676	731,948

Add:
Net income	92,916	82,274	182,281	166,425
Subtotal	976,977	839,393	1,000,957	898,373

Deduct:
Common stock dividends declared to Parent	28,300	27,000	51,300	85,000
Preferred stock dividends declared	490	490	1,470	1,470
Subtotal	28,790	27,490	52,770	86,470
Balance at the end of the period	$948,187	$811,903	$948,187	$811,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2007	2006
Assets

Utility Plant:
Electric plant in service, at original cost	$4,599,388	$4,385,560
Less: accumulated depreciation and amortization	1,090,103	1,041,293
	3,509,285	3,344,267
Construction work in progress	102,045	143,033
Net utility plant	3,611,330	3,487,300

Investments:
Equity investments	7,516	8,161
Restricted cash	6,988	6,988
	14,504	15,149
Current assets:
Cash and cash equivalents	9,263	13,436
Accounts receivable, net of allowance of $19,232 and
$20,962, respectively	279,756	244,759
Accrued unbilled revenues	48,847	46,748
Regulatory assets	460,079	371,456
Inventory, at average cost	31,278	29,392
Other	834	5,202
Total current assets	830,057	710,993

Deferred debits:
Regulatory assets	1,908,998	2,186,705
Other	52,192	41,457
Total deferred debits	1,961,190	2,228,162

Refundable income tax	128,340	128,340

Total assets	$6,545,421	$6,569,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2007	2006
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	948,187	816,399
Total common equity	1,940,800	1,809,012

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,045,992	1,047,157
Transition property securitization	483,958	637,217
Total long-term debt	1,529,950	1,684,374

Total capitalization	3,513,750	3,536,386

Current liabilities:
Transition property securitization	133,989	92,083
Long-term debt	1,100	78,432
Notes payable	322,000	232,200
Power contracts	135,327	171,795
Accounts payable	187,451	209,849
Payable to affiliates	37,184	56,958
Income taxes	144,860	19,642
Accrued interest	19,808	13,772
Other	47,082	33,182
Total current liabilities	1,028,801	907,913

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,126,008	1,203,447
Power contracts	504,056	563,936
Regulatory liability - cost of removal	216,914	215,085
Payable to affiliates	60,210	60,210
Other	95,682	82,967
Total deferred credits	2,002,870	2,125,645

Commitments and contingencies

Total capitalization and liabilities	$6,545,421	$6,569,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006

Operating activities:
Net income	$182,281	$166,425
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	248,112	242,597
Deferred income taxes and investment tax credits	(11,497)	(99,718)
Gain on sale of non-utility property	-	(4,101)
Purchase power contract buy-out payments	(119,250)	(101,539)
Premium paid on long-term debt redemption	(17,647)	-
Net changes in:
Current assets and liabilities	(46,930)	5,528
Deferred debits and credits, net	148,129	211,474
Net cash provided by operating activities	383,198	420,666

Investing activities:
Plant expenditures (including AFUDC)	(234,740)	(290,143)
Proceeds from sale of non-utility property	-	6,033
Other investments	635	419
Net cash used in investing activities	(234,105)	(283,691)

Financing activities:
Long-term debt issuance, net of discount	-	197,886
Transition property securitization redemptions	(111,353)	(118,733)
Financing costs	-	(1,750)
Long-term debt redemption	(78,943)	(7,286)
Net change in notes payable	89,800	(139,100)
Contribution from parent company	-	15,000
Dividends paid	(52,770)	(86,470)
Net cash used in financing activities	(153,266)	(140,453)

Net decrease in cash and cash equivalents	(4,173)	(3,478)
Cash and cash equivalents at the beginning of the year	13,436	12,820
Cash and cash equivalents at the end of the period	$9,263	$9,342

Cash paid during the period for:

Interest, net of amounts capitalized	$74,530	$86,615
Income taxes	$50,924	$21,149

Non-cash investing activity:

Plant expenditures included in accounts payable	$24,044	$20,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with the Notes to Consolidated Financial Statements included in NSTAR Electric's 2006 Annual Report on Form 10-K and its Current Report on Form 8-K filed with the SEC on May 11, 2007.

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR. NSTAR Electric's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business and serves approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s distribution customers and approximately 300,000 natural gas distribution customers in 51 communities served by NSTAR's other retail utility distribution subsidiary NSTAR Gas.  NSTAR has a services company, NSTAR Electric & Gas, that serves as the employer of substantially all NSTAR employees and that provides management, engineering, finance and support services to substantially all NSTAR subsidiaries, including NSTAR Electric.

2. Basis of Accounting

The accompanying financial information presented as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 have been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2006 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior period amounts to conform with the current presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  Effective April 11, 2007, the MDTE was restructured as the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  NSTAR Electric is subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses are subject to rate-regulation and meet the criteria for application of SFAS 71.

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

The results of operations for the three and nine-month periods ended September 30, 2007 and 2006 are not indicative of the results that may be expected for an entire year.  The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company (f.k.a. Boston Edison Company), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and Canal Electric Company (Canal Electric) to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into Boston Edison (together, the "acquired companies").  The transfer of net assets was contemplated by NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  The transfer of net assets was approved by the DPU and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company.

In accordance with the SFAS No. 141 "Business Combinations,"  for business combinations under common control and ownership, information presented in this quarterly report on Form 10-Q represents the results of operations for the three and nine-months ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2007 and 2006 and financial position as of September 30, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

3.  Pension and Other Postretirement Benefits

Pension

NSTAR Electric applies the funded status recognition provisions of SFAS No. 158, "Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)"  to record the funded status of the pension benefit plan.  The net periodic pension benefit cost for the third quarter was based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension benefit costs.

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the nine months ended September 30, 2007, NSTAR did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2007 as significant contributions were made to the Plan in previous years.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to NSTAR Electric.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Service cost	$5.2	$5.1	$15.6	$15.2
Interest cost	14.9	14.3	44.7	42.9
Expected return on Plan assets	(20.9)	(19.5)	(62.6)	(58.5)
Recognized actuarial loss	5.0	6.6	15.0	19.8
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic pension benefits cost	$4.0	$6.3	$12.1	$18.8

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the nine months ended September 30, 2007, NSTAR contributed $9.3 million toward these benefits.

The net periodic postretirement benefits costs allocated to NSTAR Electric for the three and nine-month period ended September 30, 2007 were $4.7 million and $14.0 million, respectively, as compared to $3.3 million and $9.8 million, respectively, in the three and nine-month periods ended September 30, 2006.

4.  Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2007 and December 31, 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $216.9 million and $215.1 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR Electric accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected to apply, the normal purchases and sales exception.  As a result, these agreements are not reflected as an asset or liability on the accompanying Condensed Consolidated Balance Sheets.

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated NSTAR Electric achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The DPU issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the DPU on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  For 2007, no circuit performance incentive or penalty has been accrued during the nine months ended September 30, 2007.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $32.4 million and $33.6 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2007 and December 31, 2006, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2007 and the actual effective income tax rate for the year ended December 31, 2006:

	2007	2006
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Investment tax credits	-	-
Effective tax rate	39%	39%

  Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies in the methods used to measure and recognize income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR Electric adopted FIN 48 effective January 1, 2007.  NSTAR Electric’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is a lower threshold than NSTAR Electric’s previous tax recognition policy.

Upon the adoption, and in accordance with FIN 48, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings.  This adjustment consisted of the after tax interest income accrual on the deduction of construction-related costs.

As of January 1, 2007, the date of adoption, and September 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.  The total amount of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 was $15 million and $12 million, respectively, relating to temporary differences of tax benefits reflected on previous income tax returns.  These amounts have been recognized as FIN 48 liabilities on the accompanying Condensed Consolidated Balance Sheets in Deferred Credits - Other.

In addition to its FIN 48 tax liability, NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions of approximately $14 million and $9 million at January 1, 2007 and September 30, 2007, respectively.  The decrease of $5 million during 2007 reflects interest income on tax positions taken during prior periods recognized during the three months ended September 30, 2007.  The amount recognized reflects a change in management's estimate of its tax position resulting from recent settlement discussions with the IRS and additional information available during the third quarter.

It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months of this reporting date.  This would occur if NSTAR Electric were to reach a final resolution with the IRS Office of Appeals on this issue.  The estimated range of unrecognized potential change is zero to approximately $9 million as of September 30, 2007.

NSTAR Electric recognizes interest accrued related to uncertain tax positions in Interest expense: Short-term debt and other on the accompanying Condensed Consolidated Statement of Income.  NSTAR Electric also recognizes related penalties, if applicable, in Other deductions, net on the accompanying Condensed Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48.

For the nine months ended September 30, 2007, the amount of related interest recognized in the accompanying Condensed Consolidated Statements of Income is interest income of $8.3 million and the total amount of accrued interest recognized in the accompanying Condensed Consolidated Balance Sheets is interest receivable of $12.6 million.  No penalties were recognized during the nine months ended September 30, 2007.

As of September 30, 2007, the 2001 through 2006 federal and state tax years remain open.  Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM.  This resulted in accelerated deductions.  NSTAR claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in 2006 representing the tax benefit related to the disallowed SSCM deductions for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR once this tax position is settled.  As of September 30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR Electric assessed its tax position related to this tax benefit as less than more-likely-than-not.  However, in measuring the benefit and in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR Electric recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

Note F.  Long-Term Debt Redemption

As a result of the transfer of net assets structured as a merger of NSTAR subsidiaries ComElectric, Cambridge Electric and Canal Electric into NSTAR Electric, the entire long-term debt principal balance of $77.7 million of the former ComElectric, along with a make-whole premium on redemption of $17.6 million, was paid on January 2, 2007.  This premium was recorded as a regulatory asset and is amortized over the recovery period through 2036.  At December 31, 2006, this debt was classified as due within one year on the accompanying Condensed Consolidated Balance Sheets.

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2007 and December 31, 2006, NSTAR Electric had a reserve of $0.9 million and $2.9 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

2.  345kV Transmission Project

Phase one of this project involved the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston.  The first line of this project was placed in service in October 2006.  The second 345kV line of phase one was placed in service in April 2007.  Phase two of the 345kV project, which will add a third and final 345kV line to the project, is expected to be in service in 2009.  Expenditures on phase two of the project are expected to be approximately $30 million in 2007 and $65 million through 2009.  These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR Electric through wholesale and retail transmission rates.

3.  Regulatory and Legal Proceedings

a.  Changes in Massachusetts' Regulatory Structure

In February 2007, the Massachusetts Governor amended Massachusetts utility regulation.  This bifurcated the Department of Telecommunications and Energy into two distinct components - (1) energy and (2) telecommunications and cable television.  The DPU replaces the MDTE and has jurisdiction over electric, natural gas, water and transportation matters.  The DPU is headed by the newly established Commonwealth Utilities Commission comprised of three commissioners.

b.  Regulatory Proceedings - MDTE/DPU

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR Electric supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

c.  Current Rate Settlement Agreement Matters

On December 30, 2005, the DPU approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR Electric, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, the Settlement Agreement stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The revision of the Settlement Agreement did not have a material impact on NSTAR Electric’s results of operations, financial position or cash flows.  Approval of this Settlement Agreement and of the incentives is required by the DPU.  A ruling on this Settlement is expected during the fourth quarter 2007.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  Also effective on this date, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  The CPSL program relates to incremental spending for double pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades.  For 2006, the CPSL cost recovery was estimated to be $13.3 million and is being collected during 2007.  A reconciliation of final 2006 CPSL cost recovery of $14.3 million was filed with the DPU.  On October 1, 2007, NSTAR Electric filed for recovery of its estimated 2007 CPSL cost of $24 million to be collected during 2008.  This balance includes the under-collection of 2006 final CPSL amounts.  Recovery of CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR's electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric also adopted certain new SQI performance incentives and penalties effective January 1, 2007.

d.  Rate Settlement Agreement and Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the DPU on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce base rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. In addition, NSTAR Electric filed a request for extension of the judicial appeal period with the DPU.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that its Motion for Reconsideration is denied, NSTAR Electric intends to pursue all legal options.  As of September 30, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $12 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

e.  Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an Order that in part approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement in principle with the FERC staff and the AG.  NSTAR Electric anticipates a final Settlement will be executed with the AG during the fourth quarter.  The Settlement will be subject to FERC approval.  NSTAR Electric does not expect the impact of this Settlement to be material to the Company's financial position, results of operations or cash flows.

The companies formerly known as Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in both NSTAR Electric's 2006 Annual Report on Form 10-K and the current report Form 8-K filed May 11, 2007.

Executive Overview

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  NSTAR Electric's wholly owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's water treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC are special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is a traditional electric transmission and distribution company that focuses on consistent energy delivery to its customers. NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company (f.k.a. Boston Edison), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into Boston Edison (together, the "acquired companies").  The transfer of net assets was contemplated by NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  The transfer of net assets was approved by the DPU and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company.

In accordance with the SFAS No. 141 "Business Combinations," for business combinations under common control and ownership, information presented on this quarterly report on Form 10-Q represents the results of operations for the three and nine-months ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2007 and 2006 and financial position as of September 30, 2007 and December 31, 2006 of NSTAR Electric as though the transfer had occurred at the beginning of the earliest period presented, with comparative periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal Electric.  Following the transaction, NSTAR Electric continues as a wholly-owned subsidiary of NSTAR.

Earnings.  NSTAR Electric's earnings are impacted by its customers' requirements for energy in the form of unit sales of electric kWh, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and energy related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and nine-month periods ended September 30, 2007 amounted to $92.9 million and $182.3 million, respectively, as compared to $82.3 million and $166.4 million, respectively, for the same periods in 2006, as further explained in this discussion.

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

   Uncertain Tax Positions

In July 2006, the FASB issued FIN 48 that prescribes guidance to address inconsistencies in the methods used to measure and recognize income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR Electric adopted FIN 48 effective January 1, 2007.  NSTAR Electric’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is a lower threshold than NSTAR Electric’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings.  This adjustment consisted of the after tax interest income accrual on the deduction of construction-related costs.

As of January 1, 2007, the date of adoption, and September 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.  The total amount of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 was $15 million and $12 million, respectively, relating to temporary differences of tax benefits reflected on previous income tax returns. These amounts have been recognized as FIN 48 liabilities on the accompanying Condensed Consolidated Balance Sheets in Deferred Credits - Other.

In addition to its FIN 48 tax liability, NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions of approximately $14 million and $9 million at January 1, 2007 and September 30, 2007, respectively.  The decrease of $5 million during 2007 reflects interest income on tax positions taken during prior periods recognized during the three months ended September 30, 2007.  The amount recognized reflects a change in management's estimate of its tax position resulting from recent settlement discussions with the IRS and additional information available during the third quarter.

It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months of this reporting date.  This would occur if NSTAR Electric were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of unrecognized potential changes is zero to approximately $9 million as September 30, 2007.

NSTAR Electric recognizes interest accrued related to uncertain tax positions in Interest expense: Short-term debt and other.  NSTAR Electric also recognizes related penalties, if applicable, in Other deductions, net on the accompanying Condensed Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the issuance of FIN 48.

For the nine months ended September 30, 2007, the amount of related interest income, net, recognized on the accompanying Condensed Consolidated Statements of Income was $8.3 million and the total amount of accrued interest receivable on the accompanying Condensed Consolidated Balance Sheets was $12.6 million.  No penalties were recognized during the nine months ended September 30, 2007.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM.  This resulted in accelerated deductions.  NSTAR claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR once this tax position is settled.  As of September

30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR Electric assessed its tax position related to this tax benefit as less than more-likely-than-not.  However, in measuring the benefit in conjunction with its adoption of FIN 48 as of January 1, 2007, NSTAR Electric recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

FIN 48 requires the use of judgment in identifying and determining its uncertain tax positions.  Therefore, actual results could differ materially from those estimates.

Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power through basic service for retail customers who choose not to buy energy from a competitive energy supplier.  NSTAR Electric solicits bids from available wholesale energy suppliers in order to procure the lowest electricity prices for its customers.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of September 30, 2007 and December 31, 2006, customers of NSTAR Electric had approximately 56% and 51%, respectively, of their load requirements provided by competitive suppliers.  NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic service price for all residential customers decreased an average of 8%, from $0.1186 to $0.1084 per kilowatt-hour effective July 1, 2007.  Medium and large commercial customers decreased an average of 17% from $0.1142 cents to $0.0947 cents per kilowatt-hour effective October 1, 2007.

Current Rate Settlement Agreement Matters

On December 30, 2005, the DPU approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR Electric, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR Electric's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, the Settlement Agreement stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The revision of the Settlement Agreement did not have a material impact on NSTAR Electric’s results of operations, financial position or cash flows.  Approval of this Settlement Agreement and of the incentives is required by the DPU.  A ruling on this Settlement is expected during the fourth quarter 2007.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  Also effective on this date, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  The CPSL program relates to incremental spending for double pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades.  For 2006, the CPSL cost recovery was estimated to be $13.3 million and is being collected during 2007.  A reconciliation of final 2006 CPSL cost recovery of $14.3 million was filed with the DPU.  On October 1, 2007, NSTAR Electric filed for recovery of its estimated 2007 CPSL cost of $24 million to be collected during 2008.  This balance includes the under-collection of 2006 final CPSL amounts.  Recovery of CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR's electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric also adopted certain new SQI performance incentives and penalties effective January 1, 2007.

Rate Settlement Agreement and Basic Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the DPU on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce base rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  In addition, NSTAR Electric filed a request for extension of the judicial appeal period with the DPU.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that its Motion of Reconsideration is denied, NSTAR Electric intends to pursue all legal options.  As of September 30, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $12 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

b.  Massachusetts Policy Environment

In January 2007, a newly elected Governor and Attorney General took office.  The Governor and Attorney General have a very significant influence on energy regulatory policy in Massachusetts.  While it is premature to assess how such policies may change, the Governor has taken steps that suggest some degree of change is likely.

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

c.  Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts.  Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR Electric supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

d.  Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an Order that in part approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement in principle with the FERC staff and the AG.  NSTAR Electric anticipates a final Settlement will be executed with the AG during the fourth quarter.  The Settlement will be subject to FERC approval.  NSTAR Electric does not expect the impact of this Settlement to be material to the Company's financial position, results of operations or cash flows.

NSTAR's former subsidiaries Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR

Electric companies.  These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of reliability and performance and that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The DPU issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the DPU on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, accrued its incentive entitlement of $0.5 million.  For 2007, no circuit performance incentive or penalty has been accrued during the nine months ended September 30, 2007.

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

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2007 and 2006 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Overview

Net income was $92.9 million for the quarter ended September 30, 2007 compared to $82.3 million for the same period in 2006.  Major factors (after-tax) that contributed to the $10.6 million, or 12.9%, increase in 2007 earnings include:

•	Higher electric distribution revenues primarily as a result of the Rate Settlement Agreement and an increase in energy sales of 0.7% ($5.4 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share of customer wholesale energy cost savings ($0.9 million)
•	Higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($5.4 million)
•	Recognition of interest income, net of fees, on certain tax benefits ($2.4 million)

These increases in earnings factors were partially offset by:

•	Increase in Operations and Maintenance expenses, including higher labor and labor related costs and bad debt expense ($3.7 million)
•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric distribution plant in service ($0.9 million)

Significant cash flow events during the quarter include the following:

•	Cash flows from operating activities provided $168 million primarily from cash received from electric operations offset by purchase power contract buyout payments
•	NSTAR Electric invested approximately $83.8 million in capital projects to improve capacity and system reliability
•	NSTAR Electric paid approximately $28.3 million in common stock dividends to NSTAR and retired approximately $40.2 million in securitized debt

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2007	2006	% Change

Residential	1,815,187	1,832,737	(1.0)
Commercial	3,713,513	3,619,550	2.6
Industrial	382,220	418,663	(8.7)
Street Lighting	35,089	35,978	(2.5)
Total retail sales	5,946,009	5,906,928	0.7

The demand for electricity is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions.  Electric residential and commercial customers were approximately 31% and 62%, respectively, of NSTAR Electric's total retail sales mix for the third quarter of 2007 and provided 35% and 59% of distribution and transmission revenues, respectively.  Refer to the "Operating revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR Electric's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR Electric's large commercial and industrial customers.

	2007	2006	Normal 30-Year Average
Heating degree-days	62	75	96
Percentage (warmer) colder than prior year	(17.3)%	78.6%
Percentage (warmer) than 30-year average	(35.4)%	(21.9)%

Cooling degree-days	645	621	593
Percentage warmer (cooler) than prior year	3.9%	(11.0)%
Percentage warmer than 30-year average	8.8%	4.7%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity based on weather conditions.  The comparative information above relates to heating and cooling degree-days for the third quarters of 2007 and 2006 and the number of heating and cooling degree-days in a "normal" third quarter as represented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees. Each degree below or above the base temperature is measured as one heating or cooling degree-day.

Operating revenues

Operating revenues for the third quarter of 2007 decreased $144.5 million, or 16.7%, from the same period in 2006, and consisted of the following major component changes:

(in millions)	Three Months Ended September 30,		(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$294.5	$327.8	$(33.3)	(10.2)
Energy, transition and other	426.6	537.8	(111.2)	(20.7)
Total retail electric revenues	$721.1	$865.6	$(144.5)	(16.7)

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

The decrease of $33.3 million in retail distribution and transmission revenues primarily reflects:

•

The impact of NSTAR Electric's efforts in the Wholesale Power Cost Savings Initiative on behalf of its customers that decreased regional RMR costs.  As approved by the DPU, decreased regional RMR costs resulted in a decrease in retail transmission billing of approximately $42.4 million for the three months ended September 30, 2007 as compared to the same period in 2006.  This reflects the refund from ISO-NE of previously billed RMR costs offset by higher transmission revenues as a result of higher transmission investments. NSTAR Electric lowered its retail transmission rates effective on March 1, 2007, as approved by the DPU, in order to refund amounts previously collected from customers.  These RMR costs are collected from customers on a fully reconciling basis.  Therefore, there is no earnings impact.

This decrease in retail distribution and transmission revenues was partially offset by:

•

In accordance with the Rate Settlement Agreement of December 30, 2005, NSTAR Electric increased its distribution rates by an annual rate of $30 million effective May 1, 2006 and by an annual inflation-adjusted rate increase effective January 1, 2007, with corresponding reductions in transition rates.  These factors and a 0.7% increase in energy sales, increased distribution revenues by $5.6 million for the three months ended September 30, 2007, as compared to 2006.

•	Higher transmission revenues of $3.9 million as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to providing customers energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on the Company's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $111.2 million decrease in energy, transition and other revenues is primarily attributable to a decrease in energy supply costs and by a reduction of $49.9 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating expenses

Purchased power and transmission costs were $346.6 million in the third quarter of 2007 compared to $503.1 million in the same period of 2006, a decrease of $156.5 million, or 31.1%.  Despite higher energy sales of 0.7%, the decrease in expense reflects lower basic service supply costs.  Slightly offsetting this decrease, transmission costs increased $2.7 million as a result of higher regional network support costs of $5.9 million partially offset by a $3.7 million decline in transmission-related congestion costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Operations and maintenance expense was $84.6 million in the third quarter of 2007 compared to $81.9 million in the same period of 2006, an increase of $2.7 million, or 3.3%.  This increase primarily relates to an increase in labor and labor related costs, higher DPU safety and reliability costs and higher claims/litigation expense.

Depreciation and amortization expense was $82.5 million in the third quarter of 2007 compared to $80.7 million in the same period of 2006, an increase of $1.8 million, or 2.2%.  The increase reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $17.8 million in the third quarter of 2007 compared to $17.9 million in the same period of 2006, a decrease of $0.1 million, or 0.5%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes were $19.8 million in the third quarter of 2007 compared to $20.5 million in the same period of 2006, a decrease of $0.7 million, or 3.4%, reflecting lower overall property tax rates.

Income taxes attributable to operations were $57.7 million in the third quarter of 2007 compared to $50.9 million in the same period of 2006, an increase of $6.8 million, or 13.4%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net was $1.3 million in the third quarter of 2007 compared to $1.2 million in the same period of 2006, an increase of $0.1 million.  The increase reflects slightly higher non-utility rental income.

Interest charges

Interest on long-term debt and transition property securitization certificates was $24.4 million in the third quarter of 2007 compared to $28.5 million in the same period of 2006, a decrease of $4.1 million, or 14.4%.  The decrease in interest expense primarily reflects:

•

Lower interest cost of $2.2 million as a result of the redemption of all debt of the former ComElectric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $2.1 million. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest expense, net was $2.9 million of net interest income in the third quarter of 2007 compared to $3.2 million of expense in the same period of 2006, a change of $6.1 million, or 191%.  The change was due to lower net interest expense on income tax deficiencies of $6.2 million primarily as a result of the recognition, in the current year, of interest income of $4.7 million on uncertain tax positions coupled with slightly lower average bank borrowing rates.  Also contributing to the decrease was lower interest on the under recovery of regulatory deferrals.  Partially offsetting these decreases was the impact of higher average level of borrowed funds as compared to the same period in 2006.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million of long-term debt in January 2007 with short-term debt.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Overview

Net income was $182.3 million for the nine-month period ended September 30, 2007 compared to $166.4 million for the same period in 2006.  Major factors (after-tax) that contributed to the $15.9 million, or 9.6%, increase in 2007 earnings include:

•	Higher electric distribution revenues primarily as a result of the Rate Settlement Agreement and increased energy sales of 1.1% ($16.5 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share of customer wholesale energy cost savings ($2.7 million)
•	Higher transmission revenues primarily as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($9 million)
•	Recognition of interest income, net, on certain tax benefits ($5.9 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses in 2007 primarily related to the absence of a cumulative pre-tax adjustment of $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism ($9.8 million)

•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric distribution plant in service ($2.8 million)

•	Higher short-term interest expense as a result of increased borrowing rates and an increase in the average borrowing levels ($4.9 million)

Significant cash flow events during the nine months ended September 30, 2007 include the following:

•	Cash flows from operating activities provided $383.2 million primarily from operations offset by purchase power contract buyout payments
•	NSTAR Electric invested approximately $234.7 million in capital projects to improve capacity and reliability
•	NSTAR Electric paid approximately $51.3 million in common stock dividends to NSTAR and retired approximately $111.4 million in securitized long-term debt

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  This registration statement became effective on June 1, 2007.  NSTAR Electric will use the proceeds of the issuance of these securities for financing of capital expenditures, repayment of short-term debt, and/or general working capital purposes.  The DPU approved this financing plan on August 9, 2007.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2007	2006	% Change

Residential	4,957,563	4,935,343	0.5
Commercial	10,215,171	9,987,325	2.3
Industrial	1,123,334	1,199,849	(6.4)
Street Lighting	115,004	116,442	(1.2)
Total retail sales	16,411,072	16,238,959	1.1

Weather Conditions

The demand for electricity is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions.  Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR Electric's total sales mix for the nine months ended September 30, 2007 and provided approximately 39% and 55% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR Electric's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR Electric's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	3,797	3,472	3,750
Percentage colder (warmer) than prior year	9.4%	(12.9)%
Percentage colder (warmer) than 30-year average	1.3%	(7.4)%

Cooling Degree-Days	876	799	769
Percentage warmer (cooler) than prior year	9.6%	(9.2)%
Percentage warmer than 30-year average	13.9%	3.9

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity, based on weather conditions.  Weather conditions impact electric sales primarily during the summer in NSTAR Electric's service area.  The comparative information above relates to heating and cooling degree-days for the nine months ended September 30, 2007 and 2006 and the number of heating and cooling degree-days in a "normal" nine months ended September 30 as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

Operating revenues

Operating revenues for the nine months ended September 30, 2007 decreased $280 million or 12.2%, from the same period in 2006, and consisted of the following major component changes:

(in millions)	Nine Months Ended September 30,		(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$743.7	$786.3	$(42.6)	(5.4)
Energy, transition and other	1,269.4	1,506.8	(237.4)	(15.8)
Total retail electric revenues	$2,013.1	$2,293.1	$(280.0)	(12.2)

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

The decrease of $42.6 million in retail distribution and transmission revenues includes:

•

Lower transmission revenues related to decreased regional RMR costs reflecting the refund from ISO-NE of previously billed RMR costs.  This decrease reflects NSTAR's Wholesale Power Costs Savings Initiative.  As approved by the DPU, this resulted in a decrease in retail transmission billing of approximately $74.7 million for the nine months ended September 30, 2007 as compared to the same period in 2006.  NSTAR Electric lowered its retail transmission rates effective on March 1, 2007 in order to refund amounts previously over collected from customers and match the amount to be paid to generators.  These RMR costs are fully reconciled and therefore there is no earnings impact.

This decrease in retail distribution and transmission revenues was partially offset by:

•

In accordance with the impact of the Rate Settlement Agreement of December 30, 2005, NSTAR Electric increased its distribution rates by an annual rate of $30 million effective May 1, 2006 and by an annual inflation-adjusted rate increase effective January 1, 2007, with a corresponding reduction in transition charges. These factors and a 1.1% increase in energy sales resulted in increased distribution revenues of $27.2 million for the nine months ended September 30, 2007 as compared to 2006.  In addition, higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project, also offset the overall decrease.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to providing customers energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on the Company's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $237.4 million decrease in energy, transition and other revenues is primarily attributable to a decrease in energy supply costs and to a reduction of $82.1 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related regional transmission revenues of $26.1 million that are used to support NSTAR Electric's transmission assets. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating expenses

Purchased power and transmission costs were $1,048.3 million in the nine months ended September 30, 2007 compared to $1,357.5 million in the same period of 2006, a decrease of $309.2 million, or 22.8%. Despite higher energy sales of 1.1%, the decrease in expense reflects lower basic service energy supply costs.  In addition, transmission costs declined $67.6 million as a result of a $108.8 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $38.3 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Operations and maintenance expense was $246.8 million in the nine months ended September 30, 2007 compared to $237.3 million in the same period of 2006, an increase of $9.5 million, or 4%.  This increase primarily relates to higher bad debt expense due to the absence of a cumulative $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism.  In addition, higher DPU Safety and Reliability Program expense, higher material costs and higher labor and labor related costs contributed to the year-to-date increase.

Depreciation and amortization expense was $247.7 million in the nine months ended September 30, 2007 compared to $242.2 million in the same period of 2006, an increase of $5.5 million or 2.3%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $49.6 million in the nine months ended September 30, 2007 compared to $49.3 million in the same period of 2006, an increase of $0.3 million, or 0.6%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $58.7 million in the nine months ended September 30, 2007 compared to $60.6 million in the same period of 2006, a decrease of $1.9 million, or 3.1% reflecting lower overall property tax rates.

Income tax expense attributable to operations was $111.7 million in the nine months ended September 30, 2007 compared to $101.4 million in the same period of 2006, an increase of $10.3 million, or 10%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $5.1 million in the nine months ended September 30, 2007 compared to $5.9 million in the same period of 2006, a decrease of $0.8 million.  The decrease primarily reflects the absence in 2007 of the net gain realized in 2006 of $2.2 million on the sale of a parcel of non-utility land.  In 2007, other income includes executive life insurance proceeds of $1.9 million and higher equity earnings from investments in the Yankee units and Hydro-Quebec.

Interest charges

Interest on long-term debt and transition property securitization certificates was $74.4 million in the nine months ended September 30, 2007 compared to $84.4 million in the same period of 2006, a decrease of $10.0 million, or 11.8%.  The decrease in interest expense reflects:

•

Lower interest cost of $6.5 million as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $6.4 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding that are collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

These decreases were partially offset by:

•	Interest expense of $2.4 million associated with NSTAR Electric's $200 million Debentures issued in March 2006

Short-term and other interest expense, net was $2.0 million in the nine months ended September 30, 2007 compared to $5.1 million in the same period of 2006, a decrease of $3.1 million, or 61%.  The decrease is due to lower net interest expense on income tax deficiencies of $7.4 million primarily as a result of recognizing, in the current year, interest income of $4.7 million on uncertain tax positions and lower interest on the under recovery of regulatory deferrals.  Partially offsetting these decreases was a higher average level of borrowed funds as compared to the same period in 2006.  Higher interest rates on short-term borrowings also slightly offset these decreases.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million of long-term debt in January 2007 with short-term debt.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2007:
Ratio of earnings to fixed charges	4.09
Ratio of earnings to fixed charges and preferred stock dividend requirements	3.98

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2007

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2007

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: November 8, 2007	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer