Form 10-K
period 2007-12-31
NSTAR ELECTRIC CO
filed 2008-02-15
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 15, 2008
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
None

NSTAR Electric Company

Index to Annual Report on Form 10-K

Year Ended December 31, 2007

Signatures		67

Important Shareholder Information

NSTAR Electric Company (NSTAR Electric) files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR Electric has filed with the SEC on the SEC's website at www.sec.gov.  As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to NSTAR Electric's executive officers, senior officers, senior financial officers or directors can be obtained free of charge on NSTAR's website at www.nstar.com.  Copies of NSTAR Electric's SEC filings may also be obtained free of charge by writing or calling NSTAR's Investor Relations Department at the address or phone number on the cover of this Form 10-K.

Glossary of Terms

The following is a glossary of frequently used abbreviated names or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric Company	NSTAR Electric Company, f.k.a. Boston Edison Company
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
Canal	Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DOE	U.S Department of Energy
DPU

Massachusetts Department of Public Utilities (Prior to April 11,   2007, the DPU was known as the MDTE.  The Company uses   the acronym DPU interchangeably throughout this report to   refer to both the DPU and MDTE)

EITF	Emerging Issues Task Force (of FASB)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
IRS	U.S. Internal Revenue Service
MDTE	Massachusetts Department of Telecommunications and Energy (now known as DPU)
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Glossary of Terms (continued)

MWh	Megawatthour (equal to one million watthours)
MW	Megawatts
MY	Maine Yankee Atomic Power Company
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance-based distribution rates
ROE	Return on Equity
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
VIE	Variable Interest Entities
YA	Yankee Atomic Electric Company

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	impact of continued cost control procedures on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of union contract negotiations
•	impact of conservation measures and self-generation by our customers
•	damage from major storms
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	the impact of terrorist acts, and
•	impact of performance service quality measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Item 1A, "Risk Factors," Item 7, "MD&A" and in the accompanying Notes to Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I

Item 1.  Business

(a)  General Development of Business

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric's customers and approximately 300,000 natural gas distribution customers in 51 communities.  Through December 31, 2006, NSTAR's retail electric distribution utility subsidiaries were NSTAR Electric (f.k.a. Boston Edison Company), Commonwealth Electric Company (ComElectric) and Cambridge Electric Light Company (Cambridge Electric).  These companies collectively operated under the trade name of "NSTAR Electric."  NSTAR's retail gas distribution utility subsidiary is NSTAR Gas Company (NSTAR Gas).  Reference in this report to "NSTAR" shall mean NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

Effective January 1, 2007, NSTAR, the parent company of Boston Edison, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal ("acquired companies") to Boston Edison.  The transfer of net assets was structured as a merger of ComElectric, Cambridge Electric and Canal into Boston Edison.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  The transfer of net assets was approved by the DPU and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company (NSTAR Electric).

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric consolidated its three wholly-owned special-purpose subsidiaries, BEC Funding LLC (BEC Funding), BEC Funding II LLC (BEC Funding II) and CEC Funding LLC (CEC Funding), which were established to facilitate the sale of electric rate reduction certificates at public offerings.  The certificates of these special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  These entities are included in the consolidated financial statements of NSTAR Electric.

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

(c)  Narrative Description of Business

Principal Products and Services

NSTAR Electric supplies electricity at retail to an area of 1,702 square miles.  The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, and Plymouth and the geographic area comprising Cape Cod and Martha’s Vineyard.  The population of this area is approximately 2.3 million.

NSTAR Electric’s operating revenues and energy sales percentages by customer class for the years 2007, 2006 and 2005 consisted of the following:

	Revenues ($)			Energy Sales (mWh)
Retail:	2007	2006	2005	2007	2006	2005
Commercial	52%	52%	54%	62%	62%	60%
Residential	43%	43%	39%	30%	30%	31%
Industrial and other	5%	5%	6%	8%	8%	8%
Wholesale and contract sales	-	-	1%	-	-	1%

Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

distribution charges, which include a fixed customer charge, energy and demand charges (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs), a reconciling rate adjustment mechanism for recovery of costs associated with NSTAR Electric's obligation to provide its employees qualified pension and other postretirement benefits and a reconciling rate adjustment mechanism for recovery of certain DPU-approved safety and reliability program costs,

•	a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to above market power contracts,
•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR Electric’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and
•	a renewable energy charge represents a legislatively-mandated charge to collect the cost to support the development and promotion of renewable energy projects.

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those customers who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  NSTAR Electric fully recovers its energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.

Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR Electric, the AG, and several interveners.  Effective January 1, 2006 and continuing through 2012, the Rate Settlement Agreement establishes, among other things, annual inflation-adjusted distribution rate increases that are offset by equal and corresponding reductions in transition rates.  Refer to the "Rate Settlement Agreement and Other Regulatory Matters" section of the accompanying Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for more details.

Massachusetts Regulatory Environment

NSTAR Electric is an active participant in the development of energy policy in Massachusetts and is working cooperatively with the Governor, Attorney General, Legislature and other key stakeholders in this area.

In January 2007, a new Governor and Attorney General took office.  The Governor has a very significant influence on energy regulatory policy in Massachusetts.  The Governor has identified energy policy as a key initiative of his administration, and has functionally reorganized key energy offices.  His reorganization plan, which took effect on April 11, 2007, created a new cabinet position - the Secretary of Energy and Environmental Affairs.  The Secretary now oversees a newly formed CUC, consisting of three commissioners.  The CUC leads the DPU, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters.  The agency previously responsible for such functions, the MDTE, was eliminated.

The Governor’s administration has taken action to include Massachusetts in the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.  The administration has also announced that it favors increased investment in energy efficiency initiatives and renewable energy resources.

During late 2007 and January 2008, the Massachusetts House of Representatives and Senate drafted and approved two separate energy policy reform bills.  These bills address energy procurement, renewable and alternative energy generation and other green power initiatives and utility regulation.  Both bills are currently under review by a joint House and Senate Conference Committee.  This Committee is expected to combine the two bills into one comprehensive energy policy reform bill for ultimate approval.  It is anticipated that the resulting bill will be enacted into law during 2008.  NSTAR Electric cannot anticipate or predict what terms the final bill will include, and therefore, cannot predict the timing, ultimate approval, or potential impact of this legislation.

NSTAR Electric cannot determine what impact, if any, future changes in regulatory policy or proposed new initiatives relating to energy efficiency or renewable resources will have on its results of operations, cash flows or its financial position.

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts.  Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity.  This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric distribution companies have sponsored customer-funded energy efficiency and load reduction programs with an incentive to mitigate a company's lost retail distribution revenues.  However, there is an inherent disconnect between the sponsorship of such programs and the continued maintenance of revenue and sales growth levels.  The DPU has opened a proceeding to determine whether it should implement a base revenue adjustment mechanism that "decouples" a utility’s retail distribution revenues (the recovery of fixed infrastructure costs, including a return component and the recovery of other operating costs) and its sales volumes.

NSTAR Electric supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU.  However, NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

Sources and Availability of Electric Power Supply

For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU requirements.  During 2007, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, ranging in term from three to twelve-months.  Though some of these contracts include a portion of NSTAR Electric's supply for 2008, it is anticipated that it will continue to execute similar contracts for its remaining basic service requirements.  NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

Wholesale Market and Transmission Rule Changes

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  Ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.

      Forward Capacity Market

Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010.  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period.  FCM includes a locational price mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR Electric to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  The impact to rates for NSTAR Electric customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour and is billed to NSTAR Electric by its energy suppliers.  NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

Franchises

Through its charter, which is unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity, and has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state.  In some cases, the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature.  Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's territory without the written consent of NSTAR Electric.  This consent must be filed with the DPU and the municipality so affected.

Regulation

NSTAR Electric and its wholly-owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for distribution of electricity, financing and investing activities.  In addition, the FERC has jurisdiction over various phases of NSTAR Electric's utility business, facilities used for the transmission or sale of energy, certain issuances of short-term debt and regulation of accounting.  NSTAR Electric is also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

Plant Expenditures and Financings

The most recent estimates of plant expenditures and long-term debt maturities for the years 2008 and 2009-2012 are as follows:

	2008	2009-2012
(in thousands)
Plant expenditures	$389,000	$1,100,000
Long-term debt	$ 95,000	$ 972,000

In the five-year period 2008 through 2012, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected customer demand growth in the NSTAR Electric service territory.  Capital expenditures decreased $54 million from $374 million in 2006 to $320 million in 2007 primarily due to the completion and placement in service of phase one of NSTAR Electric's 345kV transmission project.  Phase one of this project involved the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston.  The first line of this project was placed in service in October 2006.  The second 345kV line of phase one was placed in service in April 2007.  Phase two of the 345kV project, which will add a third and final 345kV line to the project, is expected to be in service in 2009.  Expenditures on phase two of the project are expected to be approximately $95 million, of which $75 million is expected to be spent in 2008 and 2009 and is included in the amounts reported above.  These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR Electric through wholesale and retail transmission rates.

Management continuously reviews its capital expenditure and financing programs.  These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.  Refer to the accompanying “Cautionary Statement Regarding Forward-Looking Information” preceding Item 1.

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

Competitive Conditions

As a rate regulated distribution and transmission utility company, NSTAR Electric is not subject to a significantly competitive business environment.  Through its franchise charters, NSTAR Electric has the exclusive right and privilege to engage in the business of delivering energy services within its granted territory.  Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric.  Refer to the accompanying "Franchises" section of this Item 1 and to Item 1A, "Risk Factors" for a further discussion of NSTAR Electric's rights and competitive pressures within its service territory.

Environmental Matters

NSTAR Electric is subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations.  NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties.  Refer to the accompanying “Contingencies - Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note L, "Commitments and Contingencies," for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric and Gas.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric and Gas.  As of December 31, 2007, NSTAR Electric & Gas had approximately 3,150 employees.

(d)  Financial Information about Geographic Areas

NSTAR Electric is engaged in the energy delivery business in Massachusetts.  NSTAR Electric does not have any foreign operations or export sales.

(e)  Available Information

NSTAR Electric's files its Forms 10-K, 10-Q and 8-K reports and other information with the SEC.  You may access materials NSTAR Electric has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, copies of NSTAR Electric’s SEC filings may also be obtained free of charge on NSTAR’s website at www.nstar.com: Select "Investor Relations" "Company Information" or by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

The Certification Statements of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2.

Item 1A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, investors or prospective investors should carefully consider the following risk factors.

NSTAR Electric's operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company's results of operations and its financial position.

NSTAR Electric's operations, including the rates charged, are regulated by the FERC and the DPU.  In addition, NSTAR Electric's accounting policies are prescribed by GAAP, the FERC and the DPU.  Adverse regulatory changes could have a significant impact on results of operations and financial condition.

Potential municipalization or technological developments may adversely affect our regulated electricity business.

Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric. Although not a trend, NSTAR Electric could be exposed to municipalization risk, whereby a municipality could acquire the electric delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR Electric's revenues.  Any such action would require numerous legal and regulatory consents and approvals. In addition, NSTAR Electric expects that any municipalization would require that NSTAR Electric be compensated for its assets assumed.  In addition, there is also the risk that technological developments could lead to distributed generation among NSTAR Electric's customer base.

Changes in environmental laws and regulations affecting our business could increase our costs or curtail our activities.

NSTAR Electric is subject to a number of environmental laws and regulations that are currently in effect, including those related to the handling, disposal, and treatment of hazardous materials.  Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs, all of which could have an adverse impact on NSTAR Electric's results of operations.

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

Our business, which involves the transmission and distribution of electricity that is used as an energy source by our customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR Electric's insurance coverage, and equipment failures that could result in performance below assumed levels.  For example, operational performance below established target benchmark levels could cause NSTAR Electric to incur penalties imposed by the DPU, up to a maximum of two percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in our credit ratings, could have an adverse impact on our access to capital markets at favorable rates, or at all, and could otherwise increase our costs of doing business.

NSTAR Electric frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations.  Increased interest rates, or adverse changes in our credit ratings, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flows.  In addition, an adverse change in our credit ratings could increase borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements.  See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a further discussion.

Our business is sensitive to variations in weather and has seasonal variations.  In addition, severe storm-related disasters could adversely affect the Company.

Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on energy sales for any given period.  In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to our facilities that may require additional costs to repair and have a material adverse impact on the Company's results of operations, cash flows or financial position.  To the extent possible, NSTAR Electric would seek recovery of these costs through the regulatory process.

Economic downturn, and increased costs of energy supply, could adversely affect energy consumption and could adversely affect our results of operations.

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

Our business may be impacted if generation supply or its transmission availability is limited or unreliable.

Our electric delivery business is reliant on transmission facilities that we do not own or control.  Our ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator and electric generators that supply our customers' energy requirements.  Should our ability to receive electric supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact our ability to serve our customers.  It could also force us to secure alternative supply at significantly higher costs.

Item 1B.  Unresolved Staff Comments

     None

Item 2.  Properties

NSTAR Electric's properties include an integrated system of transmission and distribution lines and substations, a jointly owned administration office building and other structures such as garages and service centers that are located primarily in eastern Massachusetts.

NSTAR Electric’s principal electric properties consist of substations, transmission and distribution lines and meters necessary to maintain reliable service to customers.  In addition, it owns several service centers.  NSTAR's high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor.  Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities.  In October 2006, NSTAR Electric completed and placed in service the first line of a 345 kV transmission project that added approximately 18 miles of transmission lines.  The second line of this project was placed in service in April 2007.  A third and final line is expected to be in service in 2009.

At December 31, 2007, NSTAR Electric's primary and secondary transmission and distribution system consisted of approximately 21,600 circuit miles of overhead lines, approximately 12,830 circuit miles of underground lines, 257 substation facilities and approximately 1,158,500 active customer meters.

HEEC, NSTAR Electric's subsidiary, has a distribution system that consists principally of a 4.1 mile 115kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts.  HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at that location.

Item 3.  Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is not applicable because all of the common stock of NSTAR Electric is held solely by NSTAR.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric's customers and approximately 300,000 natural gas distribution customers in 51 communities.  Prior to January 1, 2007, NSTAR's retail electric distribution utility subsidiaries were NSTAR Electric, ComElectric and Cambridge Electric.  NSTAR's three retail electric distribution companies have collectively operated as "NSTAR Electric."  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties franchise rights and other assets and liabilities), of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal to NSTAR Electric.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal into NSTAR Electric.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  NSTAR requested and received approval of this merger from the DPU and FERC during the fourth quarter of 2006.  The merger was effective as of January 1, 2007 and Boston Edison was renamed NSTAR Electric Company.

Information presented on this annual report on Form 10-K represents the results of operations and cash flows for the years ending December 31, 2007, 2006 and 2005 of NSTAR Electric.  Also presented on the same basis is the statement of financial position of NSTAR Electric as of December 31, 2007 and 2006.  For periods presented in this Form 10-K prior to the merger, in accordance with SFAS No. 141 "Business Combinations," NSTAR Electric (the combined entity) reported results of operations, cash flows and financial position for all periods presented on an "as if" pooling basis.  In connection with the merger,

NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal.  Following the transaction, NSTAR Electric continued as a wholly-owned subsidiary of NSTAR.

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resource Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's three wholly-owned consolidated special-purpose subsidiaries are, BEC Funding LLC (BEC Funding), BEC Funding II, LLC (BEC Funding II) and CEC Funding, LLC (CEC Funding), all were established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  NSTAR Electric has no variable interest entities.

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

a.   Revenue Recognition

Operating revenues are based on authorized rates approved by the DPU and FERC.  Revenues related to the sale, transmission and distribution of energy are generally recorded when service is rendered or energy is delivered to customers.  However, the determination of the energy sales to individual customers is based on the systematic reading of their meters that are read throughout the month.  Meters that are not read during a given month are estimated and trued-up to actual use in a future period.  At the end of each month, amounts of energy delivered to customers since the date of the last billing date are estimated and the corresponding unbilled revenue is recorded.  Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates.  Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006 were $44 million and $47 million, respectively.

The level of unbilled revenue is subject to seasonal weather conditions.  Electric sales volumes are typically higher in the winter and summer than in the spring or fall.  As a result, NSTAR Electric records a higher level of unbilled revenue during the seasonal periods mentioned above.

b.   Regulatory Accounting

NSTAR Electric follows accounting policies prescribed by GAAP, the FERC and the DPU.  As a rate-regulated company, NSTAR Electric is subject to the Financial Accounting Standards Board, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries.  NSTAR Electric's energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71.  This ratemaking process results in the recording of regulatory assets based on the probability of current and future cash inflows.  Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers.  As of December 31, 2007 and 2006, NSTAR Electric has recorded regulatory assets of $2.3 billion and $2.6 billion, respectively.  NSTAR Electric continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines.  NSTAR Electric expects to fully recover these regulatory assets in its rates.  If future recovery of costs ceases to be probable, NSTAR Electric would be required to charge these assets to current earnings.  Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

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

In accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), changes associated with these factors are not immediately recognized as pension costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plan's participants.  As a result of the requirements of SFAS No. 158, "Employers' Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)" (SFAS 158), these factors could have a significant impact on pension and postretirement assets or liabilities recognized.

There were no significant changes to pension benefits in 2007, 2006 and 2005 that had a significant impact on recorded pension costs.  As further described in Note G to the accompanying Consolidated Financial Statements, NSTAR Electric's discount rate at December 31, 2007 and 2006 was 6.25% and 6%, respectively, and align with market conditions and the characteristics of the pension obligation.  The expected long-term rate of return on its pension plan assets for 2007 remained at 8.4% (net of plan expenses), the same as 2006.  These assumptions will have a significant impact on reported pension costs in future years in accordance with the cost recognition approach of SFAS 87.  This impact, however, will be eliminated through NSTAR Electric's regulatory accounting treatment of qualified pension and postretirement benefit obligations other than pensions (PBOP) costs.  (See further discussion below of regulatory accounting treatment.)  In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension costs and funding requirements.

The Plan's assets, which partially consist of equity investments, are affected by fluctuations in the financial markets.  Fluctuations in market returns will affect pension costs in future periods.  In addition, fluctuation in the market value of these assets will have an impact on the recorded funded status of these benefit plans, in accordance with the requirements of SFAS 158.

The following chart reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)		Impact on
		Projected Benefit
	Change	Obligation	Impact on 2007 Cost
Actuarial Assumption	in Assumption	Increase/(Decrease)	Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(54,513)	$(5,117)
Decrease in discount rate	50 basis points	$53,954	$4,110
Increase in expected long-term
rate of return on plan assets	50 basis points	N/A	$(4,985)
Decrease in expected long-term
rate of return on plan assets	50 basis points	N/A	$4,985

N/A - not applicable

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the Plan liabilities.  Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company's plans.

In determining the expected long-term rate of return on plan assets, management considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a 20-year time period.  In 2007, management kept the expected long-term rate of return on plan assets at 8.4% as a result of the prevailing outlook for investment returns.  This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for 2007, 2006 and 2005.

The expected long-term rate of return on Plan assets could vary from actual returns as well as the target allocation for investments over time.  As such, these fluctuations could impact NSTAR Electric's level of capital resources needed to meet its plan contributions.

As a result of the DPU-approved Pension and PBOP cost reconciliation rate adjustment mechanism tariff (PAM), NSTAR Electric is authorized to recover its pension and PBOP expense through this reconciling rate mechanism.  This PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan assumptions.

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was enacted into law.  The Act requires employers with defined-benefit pension plans to make contributions to meet a certain funding target and eliminate funding shortfalls.  The Company is in compliance with this Act.  Based on its current funding level and the provisions of the Act, NSTAR Electric does not anticipate making contributions to the Plan in 2008.

Investments in Yankee Companies

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the “Yankee Companies”).

CY was notified on November 26, 2007 by the NRC that its former generating plant site was decommissioned in accordance with NRC procedures.  Also, YA and MY plant sites have been decommissioned in accordance with NRC procedures.  Amended licenses continue to apply to the ISFSI's where spent nuclear fuel is stored at these sites.  CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

On December 21, 2006, the shareholders of CY approved a resolution to repurchase 276,575 of its outstanding shares from all equity holders at a price of $108.4681 per share and declared those shares payable at the close of business on that date.  The total value of this buy-back transaction was $30 million.  NSTAR Electric's reduction of its equity ownership resulting from the CY buy-back of 38,721 shares was approximately $4.2 million.

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively.  This judgment in favor of these Yankee companies relating to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY.  NSTAR Electric's portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively.  On December 4, 2006, the DOE filed its notice of appeal of the trial court's decision.  As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion.  On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date.  NSTAR Electric cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

Derivative Instruments

     Energy Contracts

NSTAR Electric accounts for its electric supply contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected to apply, the normal purchases and sales exception.  As a result, these agreements are not reflected as either an asset or liability on the accompanying Consolidated Balance Sheets.

Asset Retirement Obligations

The FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143" (FIN 47), “Accounting for Asset Retirement Obligations” (SFAS 143), requires entities to record the fair value of a liability for an ARO in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The recognition of an ARO within its regulated utility businesses has no impact on NSTAR Electric's earnings.  In accordance with SFAS 71, NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.

The ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2007 and 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately

$214.3 million and $215.1 million, respectively, based on the estimated cost of removal component in current depreciation rates.  At December 31, 2007, NSTAR Electric has an asset retirement cost in utility plant of $2.2 million, an asset retirement liability of $14.4 million and a regulatory asset of $12.2 million.

New Accounting Standards

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  NSTAR Electric adopted this standard on January 1, 2008 with no impact to its results of operations, financial position or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  NSTAR Electric adopted this standard on January 1, 2008.  NSTAR Electric did not elect the fair value option, and therefore, SFAS 159 had no impact on its results of operations, financial position or cash flows.

Rate and Regulatory Proceedings

a.  Service Quality Indicators

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated it achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.  This is subject to final DPU approval.  NSTAR Electric has estimated that no penalty was assessable for 2007.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 establishes a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  For 2006 and 2007, NSTAR Electric determined that its performance related to these applicable circuits exceeded the established benchmarks and therefore, accrued its incentive entitlement of $0.5 million for each of those years, subject to final DPU approval.

b.  Rate Structures

     Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those customers who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of December 31, 2007, 2006 and 2005, customers of NSTAR Electric had approximately 47%, 49%, and 68%, respectively, of their load requirements provided through basic service.  For 2007 and 2006, the residential, commercial and industrial customer classes' load requirements provided through basic service were 56%, 31% and 13%, respectively, and 52%, 31% and 17%, respectively.  NSTAR Electric fully recovers its energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic service price for all residential customers decreased an average of 8% from $0.1186 to $0.1084 per kilowatt-hour effective July 1, 2007.  Medium and large commercial customers decreased an average of 17% from $0.1142 cents to $0.0947 cents per kilowatt-hour effective October 1, 2007.  The basic service price for all residential customers increased an average of 3%, from $0.1084 to $0.1117 per kilowatt-hour effective January 1, 2008.  Medium and large commercial customers increased an average of 17% from $0.0947 cents to $0.1106 cents per kilowatt-hour effective January 1, 2008.

Changes in Massachusetts' Regulatory Environment

In January 2007, a new Governor and Attorney General took office.  The Governor has a very significant influence on energy regulatory policy in Massachusetts.  The Governor has identified energy policy as a key initiative of his administration, and has functionally reorganized key energy offices.  His reorganization plan, which took effect on April 11, 2007, created a new cabinet position - the Secretary of Energy and Environmental Affairs.  The Secretary now oversees a newly formed CUC, consisting of three commissioners.  The CUC leads the DPU, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters.  The agency previously responsible for such functions, the MDTE, was eliminated.

During late 2007 and January 2008, the Massachusetts House of Representatives and Senate drafted and approved two separate energy policy reform bills.  These bills address energy procurement, renewable and alternative energy generation and other green power initiatives and utility regulation.  Both bills are currently under review by a joint House and Senate Conference Committee.  This Committee is expected to combine the two bills into one comprehensive energy policy reform bill for ultimate approval.  It is anticipated that the resulting bill will be enacted into law during 2008.  NSTAR Electric cannot anticipate or predict what terms the final bill will include, and therefore, cannot predict the timing, ultimate approval, or potential impact of this legislation.

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts.  Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity.  This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric distribution companies have sponsored customer-funded energy efficiency and load reduction programs with an incentive to mitigate a company's lost retail distribution revenues.  However, there is an inherent disconnect between the sponsorship of such programs and the continued maintenance of revenue and sales growth levels.  The DPU has opened a proceeding to determine whether it should implement a base revenue adjustment mechanism that

"decouples" a utility’s retail distribution revenues (the recovery of fixed infrastructure costs, including a return component and the recovery of other operating costs) and its sales volumes.

NSTAR Electric supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU.  However, NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

     Rate Settlement Agreement and Other Regulatory Matters

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR Electric, the AG, and several interveners.  For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006.  Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by equal and corresponding reductions in transition rates.

      Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive.  Under the terms of the Rate Settlement Agreement, NSTAR Electric is to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR Electric's role in two RMR cases, it had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, it stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  Approval of this Settlement Agreement and of the incentives is required by the DPU.  The DPU has extended the deadline to issue a decision on this Agreement until February 29, 2008.

NSTAR Electric is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is reached it should not have a material impact on the Company's reported results of operations for 2007.  However, such a decision could have an impact on future results of operations and cash flows.

     Regulatory Proceedings - DPU

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  Also effective on this date, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  The CPSL program relates to incremental spending for double pole removal, pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades.  For 2006, the CPSL cost recovery was estimated to be $13.3 million and that amount was included in retail distribution rates for 2007.  The final reconciliation of 2006 CPSL costs and revenues is currently under review by the DPU.  On October 1, 2007, NSTAR Electric filed for the establishment of new distribution (SIP of 2.68%), transition and transmission rates that became effective on January 1, 2008.  This filing included recovery of estimated CPSL costs of $24 million to be collected during 2008.  This balance includes the under-collection of 2006 CPSL amounts.  Recovery of transition and CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR Electric cannot predict the timing or the ultimate outcome of these pending filings.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement approved by the DPU on December 30, 2005.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of December 31, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

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

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, basic service and default service costs and revenues through 2005.  The DPU subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter for Boston Edison, ComElectric and Cambridge Electric.  A settlement agreement between the AG and NSTAR Electric on the reconciliation of the Boston Edison costs and revenue for 2004 and 2005 was filed with the DPU on May 29, 2007, and approved by the DPU on July 23, 2007.  Evidentiary hearings were conducted on the reconciliation of the ComElectric and Cambridge Electric costs and revenue for 2005.  The case is pending a decision at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of this filing.

c.  Wholesale Market and Transmission Changes

Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an Order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement in principle with the FERC staff and the AG.  A final settlement is expected to be executed during the first quarter of 2008.  This settlement will be subject to FERC approval.  The implementation of this settlement is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  Ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  NSTAR Electric is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

Sale of Properties

There were no material property sales recognized during 2007.

On November 8, 2006, NSTAR Electric completed the sale of a former office complex in Wareham, Massachusetts for $7.7 million.  The regulatory treatment of the proceeds remains subject to DPU approval.  As a result, this transaction had no impact on 2006 earnings.

On April 26, 2006 and September 19, 2006, NSTAR Electric sold two parcels of nonutility land in Boston, Massachusetts and Lincoln, Massachusetts for $6.2 million, realizing a pre-tax gain on the sale of $4.1 million.  This gain is reflected as a component of other income, net on the accompanying Consolidated Statements of Income.

On December 28, 2005, NSTAR Electric sold a former electric generation station site in New Bedford, Massachusetts for $12 million.  NSTAR anticipates that most of the proceeds from the sale will be applied against NSTAR Electric's transition charge.  The sale and regulatory treatment of the proceeds remains subject to DPU approval.  As a result, this transaction had no impact on 2005 earnings.

General Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Income Tax Payments

     Construction-related Costs

In 2004, NSTAR Electric filed, as part of NSTAR's consolidated tax group, an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method ("SSCM").  Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred.  NSTAR Electric has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $366.7 million.  In 2005, NSTAR Electric received formal notification from the IRS that the claim on its amended income tax return would be denied.  NSTAR Electric did not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  As a result, NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR Electric, once this tax position is resolved.  As of December 31, 2007 and 2006, this refund has been recorded as a non-current refundable income tax on the accompanying Consolidated Balance Sheets.

Results of Operations

The following section of MD&A compares the results of operations for each of the two fiscal years ended December 31, 2007 and 2006 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2007 compared to 2006

Net income was $216.5 million for 2007 compared to $202.4 million for 2006.  Major factors (after tax) that contributed to the $14.1 million, or 7%, increase include:

•	Higher electric distribution revenues primarily as a result of the Rate Settlement Agreement and increased sales of 1.8% ($30.5 million)
•	Higher transmission revenues primarily as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($9.3 million)
•	Interest on certain tax matters ($4.6 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses in 2007 most notably related to the absence of a pre-tax adjustment of $6.9 million that reduced bad debt expense recorded in 2006 to reflect the implementation of a rate recovery mechanism, higher current year bad debt expense (exclusive of the 2006 adjustment) and increased labor costs ($18.4 million)

•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric distribution plant in service ($4.6 million)
•	Higher short-term interest expense as a result of increased borrowing rates and an increase in the average borrowing levels ($2.5 million)
•	The absence of a gain on the sale of a parcel of nonutility property ($2.2 million)

Significant cash flow events during 2007 include the following:

•

Cash flows from operating activities provided $431 million, a decrease of $20 million as compared to 2006.  This decrease primarily reflects the timing of the collection of basic service (energy costs) from customers

•	NSTAR Electric invested approximately $320 million in capital projects to improve capacity and system reliability
•	NSTAR Electric paid approximately $196 million in common share dividends to NSTAR and retired approximately $231 million of long-term debt
•

On November 19, 2007, NSTAR Electric closed on the sale of $300 million, ten-year, fixed rate (5.625%) Debentures.  The proceeds of the sale were used to repay short-term debt balances.  This transaction was completed as part of the Company's approved financing plan as filed with the DPU and its approved shelf registration with the SEC to allow issuance of up to $400 million in debt securities

Energy Sales

The following is a summary of retail electric sales for the years indicated:

	Years ended December 31,
	2007	2006	% Change
Retail Electric Sales - MWH
Residential	6,575,587	6,481,929	1.4
Commercial	13,445,887	13,083,032	2.8
Industrial	1,473,589	1,551,552	(5.0)
Other	160,158	163,494	(2.0)
Total retail sales	21,655,221	21,280,007	1.8

Weather Conditions

NSTAR Electric forecasts its electric sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Item 1. “Business” of this Form 10-K.

The demand for electricity is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR Electric's total sales mix in 2007 and provided 40% and 54% of distribution and transmission revenues, respectively.  Refer to the "Operating Revenues" section below for a more detail discussion.  Industrial sales are primarily influenced by national and local economic conditions.

			Normal
			30-Year
	2007	2006	Average
Heating degree-days	5,656	5,007	5,630
Percentage colder (warmer) than prior year	13.0%	(14.8)%
Percentage colder (warmer) than 30-year average	0.5%	(11.1)%

Cooling degree-days	907	803	777
Percentage warmer (cooler) than prior year	13.0%	(10.1)%
Percentage warmer than 30-year average	16.7%	3.3%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity, based on weather conditions.  Weather conditions impact electric sales primarily during the summer in NSTAR Electric's service area.  The comparative information above relates to heating and cooling degree-days for the years 2007 and 2006 and the number of heating and cooling degree-days in a "normal" year as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 1.8% or 375,214 MWh energy sales increase in 2007 primarily reflects colder winter temperatures and warmer weather in late August and September of 2007.  NSTAR Electric's retail peak demand for 2007 was 4,554 MW as measured on August 3, 2007.  This was 8.2% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.  However, even with the higher energy usage, revenues and the cost of that energy (which is also included in revenues) reflects the sustained high levels in global energy costs.

Operating Revenues

Operating revenues for 2007 decreased 12% from 2006 as follows:

(in millions)			Increase/ (Decrease)
	2007	2006	Amount	Percent
Operating revenues
Retail distribution and transmission	$957.0	$1,013.2	$(56.2)	(5.5)
Energy, transition and other	1,616.2	1,910.6	(294.4)	(15.4)
Total revenues	$2,573.2	$2,923.8	$(350.6)	(12.0)

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

The decrease in retail distribution and transmission revenues reflects:

•

Lower transmission revenues related to decreased regional RMR costs of $141 million reflecting a refund from the ISO-NE of previously billed RMR costs.  NSTAR Electric lowered its retail transmission rates effective on March 1, 2007 in order to refund amounts previously over-collected from customers and to match the amount to be paid to generators.  These RMR costs are fully reconciled and therefore there is no earnings impact.

This decrease in retail distribution and transmission revenues was partially offset by:

•

Increased NSTAR Electric distribution rates by an annual rate of $30 million effective May 1, 2006 and by an annual inflation-adjusted rate increase effective January 1, 2007, with a corresponding reduction in transition charges. This rate increase reflects the impact of the 2005 Rate Settlement Agreement.  These factors and an 1.8% increase in energy sales resulted in increased distribution revenues of $51.2 million for 2007 as compared to 2006.  In addition, higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project, also offset the overall decrease.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term purchase power contracts.  Energy revenues are fully reconciled to the costs incurred and have no impact on the Company's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $294.4 million decrease in energy, transition and other revenues is primarily attributable to a $264 million decrease in energy supply costs and to a reduction in transition rates in accordance with the 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related regional transmission revenues of $22.5 million that are used to support NSTAR Electric's transmission assets.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating Expenses

Purchased power and transmission costs were $1,323.1 million in 2007 compared to $1,713.6 million in 2006, a decrease of $390.5 million, or 23%.  Despite higher energy sales of 1.8%, the decrease in expense reflects lower basic service energy supply costs of $264 million.  In addition, transmission costs declined $107.1 million as a result of a $141 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $37 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Operations and maintenance expense was $334.2 million in 2007 compared to $319.8 million in 2006, an increase of $14.4 million, or 4.5%.  This increase primarily relates to higher bad debt expense due to the absence of a $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism and to higher bad debt expenses.  In addition, higher material costs and higher labor costs related to ongoing electric system operations contributed to this increase.

Depreciation and amortization expense was $330.3 million in 2007 compared to $323.7 million in 2006, an increase of $6.6 million or 2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $66.1 million in 2007 compared to $63.9 million in 2006, an increase of $2.2 million, or 3.4%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $78.5 million in 2007 compared to $78.2 million in 2006, an increase of $0.3 million, or 0.4% reflecting a slightly higher property tax base partially offset by slightly lower overall property tax rates.

Income tax expense attributable to operations was $132 million in 2007 compared to $122.5 million in 2006, an increase of $9.5 million, or 7.8%, primarily reflecting the higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $8.4 million in 2007 compared to $10.7 million in 2006, a decrease of $2.3 million, or 21.5%.  The decrease primarily reflects the absence in 2007 of gains on the sale of nonutility property of $2.2 million.

Other deductions, net

Other deductions, net were approximately $1.4 million in 2007 compared to $1.2 million in 2006.  The $0.2 million increase primarily reflects a higher level of charitable contributions in 2007.

Interest charges

Interest on long-term debt and transition property securitization certificates was $100 million in 2007 compared to $111.8 million in 2006, a decrease of $11.8 million, or 10.6%.  The decrease in interest expense reflects:

•

Lower interest cost of $8.4 million as a result of the redemption of all debt of the former ComElectric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $8.4 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding that are collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

These decreases were partially offset by:

•	Interest expense of $4.4 million associated with NSTAR Electric's $200 million and $300 million Debentures issued in March 2006 and November 2007, respectively

Short-term and other interest expense was $3.3 million in 2007 compared to $4.0 million in 2006, a decrease of $0.7 million, or 17.5%.  The decrease is primarily due to the recognition of additional interest income, net on tax matters of $7.3 million in 2007.  Also contributing to this decrease was higher interest income on the regulatory deferrals during 2007.  Significantly offsetting these decreases was a higher average level of borrowed funds as compared to 2006.  Interest rates on short-term borrowings in 2007 were nearly level with the rates in 2006.  The weighted average short-term interest rates including fees were 5.25% and 5.29% in 2007 and 2006, respectively.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million of long-term debt in January 2007 with short-term debt.

Borrowing Arrangements

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2007 and 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had a $257 million and $200 million outstanding balance at December 31, 2007 and 2006, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  At December 31, 2007 and 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 46.2% and 49%, respectively.

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

Performance Assurances from Electricity Agreements

NSTAR Electric continuously enters into power purchase agreements to meet its entire basic service supply obligations.  Most of NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings.  In accordance with NSTAR Electric’s Internal Credit Policy, and to minimize risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR Electric has financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier.  In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations.  In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient.  In the event the supplier (or its guarantor) does not provide the required additional security within the required time frames, NSTAR Electric may then terminate the agreement.  In such event, NSTAR Electric may be required to secure alternative sources of supply at higher or lower prices than provided under the terminated agreements.  Some of these agreements include a reciprocal provision, where in the event that NSTAR Electric receives a downgrade, it could be required to provide additional security for performance, such as a letter of credit.

Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.  Such agreements include letters of credit, surety bonds and other guarantees.

At December 31, 2007, outstanding guarantees totaled $14.5 million as follows:

(in thousands)
Surety Bonds	$7,560
Other Guarantees	6,947
Total Guarantees	$14,507

As of December 31, 2007, NSTAR Electric has purchased a total of $1.2 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts required as part of the Company's workers' compensation self-insurance program.

NSTAR Electric has also issued $6.9 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.  This is a guarantee of the debt of these companies.

Contractual obligations

NSTAR Electric enters into a variety of contractual obligations and other commitments in the course of ordinary business activities.  The following table summarizes NSTAR Electric's significant contractual cash obligations as of December 31, 2007:

(in millions)	2008	2009	2010	2011	2012	Years Thereafter	Total
Long-term debt maturities	$1	$2	$127	$1	$402	$819	$1,352
Interest obligation on long-term debt	74	74	69	64	64	379	724
Securitization obligation	94	153	119	84	84	43	577
Interest obligation on transition property securitization	29	21	13	8	5	1	77
Leases	15	14	12	10	9	22	82
Electric capacity obligations	2	2	2	2	3	17	28
Decommissioning of nuclear generating units	9	8	9	8	8	23	65
Purchase power buy-out obligations	162	142	140	75	32	99	650
Total obligation (a) (b)	$386	$416	$491	$252	$607	$1,403	$3,555

(a)

Management does not anticipate making pension contributions during 2008.  Management cannot estimate projected pension contributions beyond 2008.  Refer to Note G, "Pension and Other Postretirement Benefits," in the accompanying Notes to the Consolidated Financial Statements.

(b)

Management has not included its FIN 48 liability related to construction-related costs as the timing of a payment, if any, cannot be reasonably estimated.  As of December 31, 2007, $14 million has been recorded as a FIN 48 liability.  Refer to Note F, "Income Taxes," in the accompanying Notes to the Consolidated Financial Statements.

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC and on March 1, 2005 additional transition property securitization bonds issued through BEC Funding II, LLC and CEC Funding, LLC.  BEC Funding LLC, BEC Funding, II, LLC and CEC Funding LLC recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric through a component of NSTAR Electric's transition charge and, as a result, these payment obligations do not affect NSTAR Electric's overall cash flow.

Electric capacity contractual obligations reflect obligations for purchase power.  NSTAR Electric fully recovers capacity obligations from customers through a component of its transition charge and, as a result, these payment obligations do not affect NSTAR Electric's results of operations.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies' management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the three units in which NSTAR Electric has equity investments.

Contingencies

Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved settlement agreement relating to litigation brought against NSTAR Electric by various governmental entities, NSTAR Electric paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court.  This payment did not have a current earnings impact, as NSTAR Electric recognized this liability in the second quarter of 2005.  In December 2006, NSTAR Electric settled with its insurance carrier for $4.5 million relating to this claim and recognized $2.5 million of this amount in 2006 as a reduction to its operating expenses.

As of December 31, 2007 and 2006, NSTAR Electric had reserves of $0.8 million and $2.9 million, respectively, for all potential remaining environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2007 and 2006, were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,922,869	$1,937,650	$1,854,889	$1,867,990

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

However, NSTAR Electric's exposure to financial market risk results primarily from fluctuations in interest rates.  NSTAR Electric is exposed to changes in interest rates primarily based on levels of short-term debt outstanding.  The weighted average interest rates including fees for short-term indebtedness were 5.25% and 5.29% in 2007 and 2006, respectively.  The weighted average interest rates for long-term indebtedness, including current maturities were 5.30% and 5.38% in 2007 and 2006, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Directors of NSTAR Electric Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR Electric Company and its subsidiaries (the "Company") at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note F to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note G to the consolidated financial statements, the Company changed the manner in which it accounts for pension benefits in 2006.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 15, 2008

Item 8.  Financial Statements and Supplementary Data

NSTAR Electric Company

Consolidated Statements of Income

	Years ended December 31,
	2007	2006	2005
	(in thousands)

Operating revenues	$2,573,248	$2,923,835	$2,555,753

Operating expenses:
Purchased power and transmission	1,323,109	1,713,623	1,380,400
Operations and maintenance	334,190	319,801	338,181
Depreciation and amortization	330,325	323,701	299,741
Demand side management and
renewable energy programs	66,073	63,896	64,616
Property and other taxes	78,523	78,209	77,165
Income taxes	131,993	122,480	111,798
Total operating expenses	2,264,213	2,621,710	2,271,901

Operating income	309,035	302,125	283,852

Other income (deductions):
Other income, net	8,408	10,707	5,892
Other deductions, net	(1,351)	(1,182)	(1,704)
Total other income, net	7,057	9,525	4,188

Interest charges:
Long-term debt	63,611	68,864	64,266
Transition property securitization	36,341	42,925	45,694
Short-term and other	3,262	3,971	1,879
Allowance for borrowed funds used
during construction (AFUDC)	(3,624)	(6,521)	(3,390)
Total interest charges	99,590	109,239	108,449

Net income	$216,502	$202,411	$179,591

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2007	2006	2005
	(in thousands)

Balance at the beginning of the year, as previously reported	$816,399	$731,948	$666,067
Adoption of FIN 48	2,277	-	-
Adjusted balance at the beginning of the year	818,676	731,948	666,067
Add:
Net income	216,502	202,411	179,591
Subtotal	1,035,178	934,359	845,658
Deduct:
Dividends declared:
Common stock dividends declared to Parent	196,300	116,000	111,750
Preferred stock dividends declared	1,960	1,960	1,960
Subtotal	198,260	117,960	113,710
Balance at the end of the year	$836,918	$816,399	$731,948

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets	(in thousands)

Utility Plant:
Electric plant in service, at original cost	$4,672,718	$4,385,560
Less: accumulated depreciation	1,099,026	1,041,293
	3,573,692	3,344,267
Construction work in progress	102,754	143,033
Net utility plant	3,676,446	3,487,300

Investments:
Equity and other investments	7,172	8,161
Restricted cash	6,988	6,988
	14,160	15,149
Current assets:
Cash and cash equivalents	16,815	13,436
Accounts receivable, net of allowance of $21,990 and $20,962 in 2007 and 2006, respectively	250,571	244,759
Accrued unbilled revenues	44,443	46,748
Regulatory assets	510,735	371,456
Inventory, at average cost	36,588	29,392
Other	3,361	5,202
Total current assets	862,513	710,993

Deferred debits:
Regulatory assets	1,786,274	2,186,705
Other	92,073	41,457
Total deferred debits	1,878,347	2,228,162

Refundable income taxes	128,340	128,340

Total assets	$6,559,806	$6,569,944

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	836,918	816,399
Total common equity	1,829,531	1,809,012

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,344,813	1,047,157
Transition property securitization	483,961	637,217
Total long-term debt	1,828,774	1,684,374

Current liabilities:
Transition property securitization	93,407	92,083
Long-term debt	688	78,432
Notes payable	257,000	232,200
Power contracts	137,392	171,795
Accounts payable	212,129	209,849
Payable to affiliates	68,410	56,958
Income taxes	89,276	19,642
Accrued interest	14,282	13,772
Other	46,686	33,182
Total current liabilities	919,270	907,913

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,105,859	1,203,447
Power contracts	467,932	563,936
Regulatory liability - cost of removal	214,352	215,085
Payable to affiliates	60,210	60,210
Other	90,878	82,967
Total deferred credits	1,939,231	2,125,645

Commitments and contingencies

Total capitalization and liabilities	$6,559,806	$6,569,944

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities:
Net income	$216,502	$202,411	$179,591
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	330,934	324,280	299,741
Deferred income taxes and investment tax credits	(6,875)	8,136	149,513
Gains on sale of nonutility property	-	(4,144)	-
Premium paid on long-term debt redemption	(17,647)	-	-
Purchase power contract buy-out payments	(157,520)	(140,518)	(653,210)
Net changes in:
Accounts receivable and accrued unbilled revenues	(3,507)	(29,808)	57,501
Inventory, at average cost	(7,196)	(1,800)	(6,649)
Accounts payable	8,800	45,397	(7,258)
Other current assets and liabilities	51,086	28,302	3,776
Regulatory assets	85,484	10,825	(84,403)
Deferred debits and credits, net	(68,963)	7,857	93,024
Net cash provided by operating activities	431,098	450,938	31,626

Investing activities:
Plant expenditures (including AFUDC)	(320,234)	(374,127)	(337,060)
Proceeds on sales of property	-	13,295	-
Increase in restricted cash	-	-	(3,372)
Other investments	905	549	622
Net cash used in investing activities	(319,329)	(360,283)	(339,810)

Financing activities:
Long-term debt issuance, net of discount	298,694	197,886	-
Issuance of transition property securitization	-	-	674,500
Financing costs	(2,301)	(1,750)	(6,513)
Long-term debt redemption	(231,323)	(182,515)	(378,360)
Net change in notes payable	24,800	(700)	136,500
Contribution from Parent Company	-	15,000	-
Dividends paid	(198,260)	(117,960)	(113,710)
Net cash (used in) provided by financing activities	(108,390)	(90,039)	312,417

Net increase in cash and cash equivalents	3,379	616	4,233
Cash and cash equivalents at the beginning of the year	13,436	12,820	8,587
Cash and cash equivalents at the end of the year	$16,815	$13,436	$12,820

Cash paid (received) during the period for:

Interest, net of amounts capitalized	$107,333	$104,029	$109,679

Income taxes	$148,353	$221,141	$(14,344)

Non-cash investing activity:

Non-cash capital transfer	$-	$-	$129,292

Deferred debit regulatory asset - goodwill	$-	$-	$180,473

Plant additions included in ending accounts payable	$43,260	$38,515	$52,910

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  Nature of Operations

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric's customers and approximately 300,000 natural gas distribution customers in 51 communities.  Prior to January 1, 2007, NSTAR's retail electric distribution utility subsidiaries were NSTAR Electric, ComElectric and Cambridge Electric.  NSTAR's three retail electric distribution companies have collectively operated as "NSTAR Electric."  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric Company, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties, franchise rights and other assets and liabilities), of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal Electric to NSTAR Electric.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal Electric into NSTAR Electric.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  NSTAR requested and received approval of this merger from the DPU and FERC during the fourth quarter of 2006.  The merger was effective as of January 1, 2007 and Boston Edison was renamed NSTAR Electric Company.  Refer to Note B, "Transfer of Net Assets Structured as a Merger," for further detail.

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric consolidated its three wholly-owned special-purpose subsidiaries, BEC Funding LLC (BEC Funding), BEC Funding II LLC (BEC Funding II) and CEC Funding LLC (CEC Funding) all established to facilitate the sale, of electric rate reduction certificates at public offerings.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  These entities are included in the consolidated financial statements of NSTAR Electric.

2.  Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, retained earnings, financial position and cash flows of NSTAR Electric and its subsidiaries, Harbor Electric Energy Company (HEEC), BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  All intercompany transactions have been eliminated in consolidation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC.  The accompanying Consolidated Financial Statements conform to accounting principles generally accepted in the United States of America (GAAP).  NSTAR Electric is subject to the FASB Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.  Refer to Note E for more information on regulatory assets.

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

4.  Revenues

Operating revenues are based on authorized rates approved by the DPU and FERC.  Estimates of distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period.

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

The following is a summary of utility property and equipment, at cost, at December 31:

(in thousands)	2007	2006
Electric -
Transmission	$956,841	$863,479
Distribution	3,492,125	3,299,641
General	223,752	222,440
Electric utility plant in service	$4,672,718	$4,385,560

6.  Depreciation

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property.  The composite rates are subject to the approval of the DPU and FERC.  The overall composite depreciation rates for utility property were 3.03%, 3.07% and 3.08% in 2007, 2006 and 2005, respectively.  The rates include a cost of removal component, which is collected from customers.  Depreciation expense on utility plant for 2007, 2006 and 2005 was $137.0 million, $129.6 million and $122.5 million, respectively.

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

8.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction.  In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges.  Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense.  Average AFUDC rates in 2007, 2006 and 2005 were 5.25%, 5.24% and 3.74%, respectively, and represented only the costs of short-term debt.  The 2007 and 2006 rate increases are directly related to increases in short-term borrowing rates.

9.  Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2007 and 2006 are comprised of liquid securities with maturities of 90 days or less when purchased.

10.  Restricted Cash

Restricted cash represents the funds held in escrow on behalf of NSTAR Electric to secure a portion of principal and interest on the Transition Property Securitization Certificates.  Such amount will be released upon final payment of the Transition Property Securitization Certificates.

11.  Equity Method of Accounting

NSTAR Electric uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest.  Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment.  The investment is reduced as cash dividends are received.  NSTAR Electric participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 4% to 14% in three regional nuclear facilities, all of which have been decommissioned in accordance with the federal NRC procedures.

12.  Related Party Transactions

The accompanying Consolidated Balance Sheets include $60.2 million in Deferred credits - Payable to Affiliates as of December 31, 2007 and 2006.  This amount is composed of payments received from affiliates as a result of the Company's role as the sponsor of the NSTAR Pension Plan.

The accompanying Consolidated Statements of Income as of December 31, 2007, 2006 and 2005 include a net allocation of affiliated companies' expenses of $183 million, $202 million and $202 million, and affiliated companies' interest income of $1.4 million, $3.9 million and $1.9 million, respectively.  Operating expenses are charged between NSTAR Electric and its affiliated companies on a cost sharing method based on proportionate rendering of services.

13.  Other Income (deductions), net

Major components of other income, net were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Equity earnings	$1,495	$644	$1,480
Interest income	6,835	8,180	4,001
Gains on sale of nonutility property	-	4,144	-
Rental income	2,953	2,522	2,498
Miscellaneous other (includes
applicable income tax expense)	(2,875)	(4,783)	(2,087)
	$8,408	$10,707	$5,892

Major components of other deductions, net were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Charitable contributions	$(1,471)	$(382)	$(2,113)
Property taxes	(145)	(170)	(279)
Miscellaneous other deductions, (includes
applicable income tax benefit)	265	(630)	688
	$(1,351)	$(1,182)	$(1,704)

14.  New Accounting Standards

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements”, (SFAS 157) which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  NSTAR Electric adopted this standard on January 1, 2008 with no impact to its results of operations, financial position or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  NSTAR Electric adopted this standard on January 1, 2008.  NSTAR Electric did not elect the fair value option, and therefore, SFAS 159 had no impact on its results of operations, financial position or cash flows.

15.  Purchases and Sales Transactions with Independent System Operator - New England (ISO-NE)

During 2007 and 2006, as part of its normal business operations, NSTAR Electric entered into transactions with ISO-NE to sell energy from all of its remaining long-term energy supply resources to ISO-NE.  NSTAR Electric records the net effect of transactions with the ISO-NE as an adjustment to purchased power expense.

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

18.  Derivative Instruments - Power Contracts

NSTAR Electric accounts for its electricity supply contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected to apply, the normal purchases and sales exception.  As a result, these agreements are not reflected as either an asset or liability on the accompanying Consolidated Balance Sheets.

Note B.  Transfer of Net Assets Structured as a Merger

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric, completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, and franchise rights) and liabilities, of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal to NSTAR Electric.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal into NSTAR Electric.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  The transfer of net assets was approved by the DPU and the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company.  Prior to the merger, NSTAR's three electric distribution utility subsidiaries Boston Edison, ComElectric and Cambridge Electric had operated collectively under the trade name of NSTAR Electric.

In accordance with the SFAS No. 141 "Business Combinations," for business combinations under common control and ownership, the consolidated financial statements are combined on an "as if" pooling basis.  Therefore, the accompanying financial statements reflect the combined financial position, results of operation and cash flows of merged entities from the earliest period presented.  Following the transaction, NSTAR Electric (f.k.a. Boston Edison) continued as a wholly-owned subsidiary of NSTAR.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge and Canal.

Note C.  Asset Retirement Obligations

The FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143" (FIN 47), “Accounting for Asset Retirement Obligations” (SFAS 143), requires entities to record the fair value of a liability for an ARO in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The recognition of an ARO within its regulated utility businesses has no impact on NSTAR Electric's earnings.  In accordance with SFAS 71, NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.

The ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2007 and 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $214.3 million and $215.1 million, respectively, based on the estimated cost of removal component in current depreciation rates.  At December 31, 2007, NSTAR Electric has an asset retirement cost in utility plant of $2.2 million, an asset retirement liability of $14.4 million and a regulatory asset of $12.2 million.

Note D.  Non-Cash Regulatory Asset and Capital Transfer

NSTAR was created in 1999 in connection with the merger of BEC Energy and Commonwealth Energy System.  As of September 30, 2005, NSTAR changed the classification of its Goodwill to a Regulatory asset.  This change was adopted to better align with NSTAR Electric's existing rate recovery mechanism that allows for the recovery of goodwill from its customers over 40 years.  As a result of this change, NSTAR has reallocated a portion of the previously recorded goodwill from another subsidiary company, NSTAR Gas, to NSTAR Electric.  This change was effective as of September 30, 2005 and was accounted for as a non-cash capital transfer to NSTAR Electric of $129 million from NSTAR.  This transfer represents NSTAR Electric's proportionate share of goodwill that arose from the merger that created NSTAR in accordance with the 1999 Rate Order from the DPU approving the merger.

In addition to this transfer of goodwill and its classification to a regulatory asset and in accordance with the requirements of SFAS 109, "Accounting for Income Taxes," NSTAR Electric recognized $230 million of accumulated deferred income taxes related to this goodwill along with a corresponding regulatory asset as of September 30, 2005.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset -- goodwill (amounting to approximately $6.7 million annually) in accordance with NSTAR's merger rate order allowing full recovery of goodwill from ratepayers.  This additional amortization expense will be entirely offset by a corresponding deferred income tax benefit.

Note E.  Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators.  These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2007	2006
Energy contracts (including Yankee units)	$605,323	$735,731
Goodwill	548,082	565,390
Retiree benefit costs	254,623	325,787
Securitized energy-related costs	731,485	802,115
Merger costs to achieve	23,512	37,615
Income taxes, net	31,800	33,577
Purchased energy costs under/(over) collection	18,087	(39,659)
Redemption premiums	28,233	13,080
Other	55,864	84,525
Total current and long-term regulatory assets	$2,297,009	$2,558,161

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

Amortization expense recorded in the Depreciation and amortization caption on the accompanying Consolidated Statements of Income on certain regulatory assets for 2007, 2006 and 2005 was $193.3 million, $194.1 million and $177.2 million, respectively.  The amortization of other regulatory assets is recorded in the Purchased power and transmission expense caption.

     Energy contracts

At December 31, 2007, $540.8 million represents the recognition of eight purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric's transition charges.  Refer to the Note K "Contracts for the Purchase of Energy," for further details.  Since no cash outlay has been incurred by NSTAR Electric to create the regulatory asset, NSTAR Electric does not earn a return on this regulatory asset.  NSTAR Electric recognized this regulatory asset as a result of recognizing the contract termination liability in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  The contracts' termination payments will occur over time and will be collected from customers through NSTAR Electric's transition charge over the same time period.  The cost recovery of these terminated contracts is through September 2016.

In addition, the unamortized balance of the costs to decommission the CY, YA and MY nuclear power plants was $64.5 million at December 31, 2007.  All three nuclear units have been notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations.  NSTAR Electric’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014 and for MY in 2010.  However, should the actual costs exceed current estimates, NSTAR Electric could have an obligation beyond these periods that would be fully recoverable.  These costs are recovered through NSTAR Electric’s transition charge.   NSTAR Electric does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR Electric by these plants.  Refer to Note L, “Commitments and Contingencies,” for further discussion.

     Goodwill

The Company's goodwill originated from the merger that created NSTAR in 1999.  As a result of a rate order from the DPU approving the merger, the Company is recovering goodwill from its customers and, therefore, NSTAR Electric has determined that this rate structure allows for amortization of goodwill over the collection period.  Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.

     Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2007 of $254.6 million is comprised primarily of $266.8 million related to the application of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158).  (Refer to Note G, "Pension and Other Postretirement Benefits," for further details.)  Of this amount, $278.1 million is earning a carrying charge under the PAM regulatory mechanism.  The remaining balance reflects the recognition of the retirement plans' funded status.  Deferred pension and PBOP costs and over-recoveries of costs, in accordance with PAM, are amortized and collected from or returned to customers over three years.  At December 31, 2007, a deferred over-recovery of costs amounted to $10.9 million.  NSTAR Electric recovers its qualified pension and PBOP expenses through this reconciling rate mechanism, thereby removing the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the DPU.

     Securitized energy-related costs

Costs related to purchase power contract buy-outs and the divestiture of NSTAR Electric’s generation business are recovered with a return through the transition charge.  This recovery occurs through 2013 for NSTAR Electric and is subject to adjustment by the DPU.

On March 1, 2005, NSTAR Electric closed on a securitization financing for $674.5 million to, in part, finance the buy-out of four energy contracts.  The remaining balance at December 31, 2007 of $435.6 million represents their future recovery through NSTAR Electric's transition charge.

As of December 31, 2007, $586.9 million of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  The certificates are non-recourse to NSTAR Electric.

     Merger Costs to Achieve (CTA)

CTA represents costs incurred to execute the merger that created NSTAR and includes the costs of severance payments, legal and financial advisor costs and system integration costs.  These costs are collected from NSTAR Electric's distribution customers and exclude a return component.  The amortization amount of these costs has been adjusted since the original recovery began to reflect the actual costs incurred.  The costs to achieve amortization expense was $14.1 million in 2007, 2006 and 2005 and the original ten-year amortization period ends in 2009.

     Income taxes, net

Approximately $38 million of this regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component.  Offsetting these amounts is approximately $6 million of a regulatory liability associated with unamortized investment tax credits.

     Purchased energy costs

The purchased energy costs at December 31, 2007 relate to deferred electric basic service costs.  Basic service is the electricity that is supplied by the local distribution company when a customer has not chosen to receive service from a competitive supplier.  The market price for basic service may fluctuate based on the average market price for energy.  Amounts incurred for basic service are recovered on a fully reconciling basis without a return.

     Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval.  The increase reflects the redemption premium paid on the early retirement of ComElectric's entire balance of long-term debt.  There is no return recognized on this balance.

     Other

These amounts primarily consist of deferred transmission costs that will be recovered over a subsequent twelve-month period with carrying charges.  The deferred costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services.  Additionally in this category are the costs associated with a DPU-approved safety and reliability program that are recovered in the subsequent twelve-month period with a carrying charge.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109."  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $31.8 million and $33.6 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2007 and 2006, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2007	2006
Deferred tax liabilities:
Plant-related	$592,702	$564,910
Regulatory asset - goodwill	214,985	221,774
Power contracts	183,049	218,478
Transition costs	60,376	88,242
Other	203,275	185,656
	1,254,387	1,279,060

Deferred tax assets:
Investment tax credits	10,583	11,533
Other	54,810	58,942
	65,393	70,475
Net accumulated deferred income taxes	1,188,994	1,208,585
Accumulated unamortized investment tax credits	16,398	17,869
	$1,205,392	$1,226,454

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

Components of income tax expense were as follows:

(in thousands)	2007	2006	2005
Current income tax expense (benefit)	$139,327	$114,950	$(36,968)
Deferred income tax (benefit) expense	(5,863)	9,009	150,256
Investment tax credit amortization	(1,471)	(1,479)	(1,490)
Income taxes charged to operations	131,993	122,480	111,798
Current income tax expense on other income	2,807	5,542	1,956
Deferred income tax expense on other income	460	606	747
Total income tax expense	$135,260	$128,628	$114,501

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.1	4.2	4.2
Investment tax credits	(0.4)	(0.4)	(0.5)
Other	(0.2)	0.1	0.2
Effective tax rate	38.5%	38.9%	38.9%

Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes."  FIN 48 establishes criteria for the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

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

The following unrecognized tax benefits have been recognized as FIN 48 liabilities on the accompanying Consolidated Balance Sheet included in Deferred Credits - Other.

(in millions)
Balance at January 1, 2007	$12
Additions for current year tax positions	2
Balance at December 31, 2007	$14

As of January 1, 2007, the date of adoption, and December 31, 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

As of December 31, 2007, the 2001 through 2006 federal and state tax years remain open.  Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

Interest on Tax Positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in "Interest charges: Short-term debt and other" and related penalties, if applicable, in "Other deductions, net" on the accompanying Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48.  For the twelve months ended December 31, 2007, the amount of interest income, net, recognized on the accompanying Consolidated Statements of Income was $9.6 million and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $13.9 million.  No penalties were recognized during 2007.

In addition to its FIN 48 tax liability, NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions.  These unrecognized benefits were $9 million and $14 million as of December 31, 2007 and January 1, 2007, respectively.   The decrease of $5 million during 2007 reflects interest income on tax positions taken during prior periods recognized during 2007.  The amount recognized reflects a change in management’s estimate of its tax position resulting from additional information which became available during the third quarter of 2007.   It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months from December 31, 2007.  This would occur if NSTAR Electric were to reach a final resolution with the IRS Office of Appeals on this issue.  The estimated range of the unrecognized potential change is zero to approximately $9 million as of December 31, 2007.

Note G.  Pension and Other Postretirement Benefits

NSTAR Electric adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amends SFAS Nos. 87, 88 and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the over funded or under funded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  As a result of NSTAR Electric's approved regulatory rate mechanism for recovery of pension costs, NSTAR Electric has recognized a regulatory asset for certain of its pension costs in lieu of taking a charge to accumulated other comprehensive income.

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

The changes in benefit obligation and Plan assets were as follows:

	December 31,
(in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,033,727	$994,962
Service cost	20,841	20,347
Interest cost	59,526	57,094
Plan amendments	-	699
Plan participants' contributions	32	36
Actuarial (gain) loss	(28,273)	22,389
Settlement payments	(21,471)	(10,953)
Benefits paid	(52,148)	(50,847)
Benefit obligation, end of the year	$1,012,234	$1,033,727

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$1,029,059	$964,613
Actual gain on Plan assets, net	93,906	126,210
Employer contribution	-	-
Plan participants' contributions	32	36
Settlement payments	(21,471)	(10,953)
Benefits paid	(52,148)	(50,847)
Fair value of Plan assets, end of the year	$1,049,378	$1,029,059

Funded status at end of year over/(under)	$37,144	$(4,668)

The market-related value of the Plan's pension assets is determined based on the actual fair value as of the balance sheet date for all classes of assets.  Therefore, the difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2007	2006
Deferred debits - other	$37,144	$-
Deferred credits - other	-	(4,668)
	$37,144	$(4,668)

Amounts not yet reflected in net periodic benefit cost and included in regulatory assets:

(in thousands)	December 31,
	2007	2006
Prior service credit	$3,543	$4,289
Accumulated actuarial (loss)	(272,153)	(330,840)
Cumulative employer contributions in excess of net periodic benefit cost	305,754	321,883
Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$37,144	$(4,668)

The accumulated benefit obligations for the qualified pension plan as of December 31, 2007 and 2006 were $962.9 million and $905.1 million, respectively.

Weighted average assumptions were as follows:

	2007	2006	2005
Discount rate at the end of the year	6.25%	6.0%	5.75%
Expected return on Plan assets for the year (net of
expenses)	8.4%	8.4%	8.4%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plan's discount rate is based on a rate modeling of a bond portfolio that approximates the Plan liabilities.  In addition, management considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Plan and through periodic bond portfolio matching.  The Plan's long-term rate of return is based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a 20-year time period.  This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for 2007, 2006 and 2005.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Service cost	$20,841	$20,347	$20,270
Interest cost	59,526	57,094	55,432
Expected return on Plan assets	(83,434)	(78,013)	(74,390)
Amortization of prior service cost	(746)	(810)	(810)
Amortization of transition obligation	-	-	-
Recognized actuarial loss	19,942	26,389	25,355
Net periodic benefit cost before allocation to affiliates	$16,129	$25,007	$25,857

The Company, as a sponsor of the Plan, allocated net costs and was reimbursed by its affiliated companies a total of $3.2 million, $5 million and $5.2 million in 2007, 2006 and 2005, respectively.

Certain postretirement health care benefits are eligible to certain active NSTAR Electric & Gas and retired non-union employees in conjunction with the Group Welfare Benefit Plan for Retirees of NSTAR.  Pursuant to the Internal Revenue Code, the Company funds these benefits through a 401(h) subaccount of the Pension Plan, subject to certain conditions and limitations.  Assets included in the 401(h) subaccount must only be used for postretirement health care benefits.  Assets in the trust beyond those in the 401(h) subaccount must be used to pay pension benefits and cannot be used to pay postretirement health care benefits.

The following indicates the weighted average asset allocation percentage of the fair value of total Plan assets for each major type of Plan asset as of December 31st as well as the Plan's target percentages and the permissible range:

	Plan Assets		Target	Targeted
	2007	2006	Percentages	Ranges	Benchmark
Asset Category
Equity securities	43%	51%	45%	40% - 50%	CITI BMI World
Debt securities	14%	17%	14%	12% - 22%	Lehman Aggregate
Real Estate	18%	12%	17%	10% - 20%	NCREIF Property
Alternative	25%	20%	24%	20% - 30%	90-Day T-Bills + 3%
Total	100%	100%	100%

The alternative asset category primarily consists of hedge funds and common/collective trusts.

The primary investment goal of the Plan is to achieve a total annualized return of 9% (before expenses) over the long-term and to minimize unsystematic risk so that no single security or class of securities will have a disproportionate impact on the Plan.  Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy.  NSTAR Electric currently uses 22 asset managers to manage its Plan assets.  Assets are diversified by both asset class (i.e., equities, bonds) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

-	No more than 6% of an asset manager's equity portfolio market value may be invested in one company
-	Each portfolio should be invested in at least 20 different companies in different industries
-	No more than 50% of each equity portfolio's market value may be invested in one industry sector, and
-	No more than 5% of a fixed income manager's portfolio may be invested in the security of an issuer, except the U.S. Government and its agencies.

As a result of the significant contributions made in prior years, NSTAR Electric did not make contributions to the Plan in 2007 and does not anticipate making any contributions to the Plan in 2008.

The estimated benefit payments for the years after 2007 are as follows:

(in thousands)
2008	$65,292
2009	67,072
2010	68,384
2011	70,438
2012	73,348
2013 - 2017	391,335
Total	$735,869

2.  Other Postretirement Benefits

NSTAR Electric supports a portion of NSTAR's Group Welfare Benefits Plan for Retirees of NSTAR Electric & Gas.  The Plan provides health care and other benefits to retired eligible employees who meet certain age and years of service eligibility requirements and their dependents.  These benefits include health and life insurance coverages.  Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits.

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

The net periodic postretirement benefits cost allocated to NSTAR Electric were $18.4 million, $17.9 million and $20.9 million in 2007, 2006 and 2005, respectively.

3.   Savings Plan

NSTAR Electric contributes proportionately into a defined contribution 401(k) plan for substantially all employees of NSTAR Electric & Gas.  Matching contributions (which are equal to 50% of the employees' deferral up to 8% of eligible base and cash incentive compensation) included in the accompanying Consolidated Statements of Income, amounted to approximately $7 million in 2007, 2006 and 2005.  The plan was amended to allow for increased maximum annual pre-tax contributions and additional "catch-up" pre-tax contributions for participants age 50 or older, acceptance of other types of "roll-over" pre-tax funds from other plans and the option of reinvesting dividends paid on the NSTAR Common Share Fund or receiving such dividends in cash.  The election to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid.  During this period, participants cannot change their election.  NSTAR dividends are paid to this plan four times a year in February, May, August and November.

Note H.  Capital Stock

Cumulative Preferred Stock

Non-mandatory redeemable series:

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

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

	Current Shares	Redemption	December 31,
Series	Outstanding	Price/Share	2007	2006
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

Note I.  Indebtedness

1.  Long-Term Debt

NSTAR Electric’s long-term debt consisted of the following:

	December 31,
(in thousands)	2007	2006
Notes:
9.55%, due December 2007 *	$-	$1,429
7.70%, due March 2008 *	-	10,000
9.37%, due January 2012 *	-	6,316
7.98%, due March 2013 *	-	25,000
9.53%, due December 2014 *	-	10,000
9.60%, due December 2019 *	-	10,000
8.47%, due March 2023 *	-	15,000
Debentures:
7.80%, due May 2010	125,000	125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	300,000	-
5.75%, due March 2036	200,000	200,000
Sewage facility revenue bonds, due through 2015	11,571	13,214
Massachusetts Industrial Finance Agency (MIFA) bonds:
5.75%, due February 2014	15,000	15,000
Transition Property Securitization Certificates:
6.91%, due September 2007	-	41,430
3.78%, due September 2008	21,776	104,998
7.03%, due March 2010	144,365	171,624
4.13%, due September 2011	266,477	266,477
4.40%, due September 2013	144,771	144,771
	1,928,960	1,860,259
Unamortized debt discount	(6,091)	(5,370)
Amounts due within one year *	(94,095)	(170,515)
Total long-term debt	$1,828,774	$1,684,374

*   For financial reporting purposes, NSTAR Electric reclassified ComElectric's entire long-term debt principal balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheets at December 31, 2006.  ComElectric's debt was fully paid off on January 2, 2007.  The redemption included a make-whole premium and accrued interest payment of $17.6 million and $1.5 million, respectively.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  This registration statement became effective on June 1, 2007.  NSTAR Electric will use the proceeds of the issuance of these securities for financing of capital expenditures, repayment of short-term debt, and/or general working capital purposes.  The DPU approved this financing plan on August 9, 2007.  On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures.  The net proceeds were used to repay outstanding short-term debt balances.

On September 1, 2006, NSTAR Electric redeemed the entire $5 million aggregate principal amount of its 8.7%, Series H Notes, due March 11, 2007, for a redemption price of 101.439% of the principal amount there of plus accrued interest.

On November 1, 2006, NSTAR Electric redeemed the entire outstanding balance of $20 million aggregate principal amount of its 7.62%, seven-year Notes due on that date.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015.  Scheduled redemptions of $1.65 million were made in 2007 and 2006.  The interest rate of the bonds was 7.375% for both 2007 and 2006.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are currently redeemable at par.

The aggregate principal amounts of NSTAR Electric long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2007 are approximately $95 million in 2008, $155 million in 2009, $246 million in 2010, $85 million in 2011, $486 million in 2012 and $862 million thereafter.

The Transition Property Securitization Certificates of BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies) are each collaterized with separate securitized regulatory assets with combined balances of $586.9 million and $739.6 million as of December 31, 2007 and 2006, respectively.  NSTAR Electric, as servicing agent for the Funding companies, collected $185.1 million and $194.3 million in 2007 and 2006, respectively.  Funds collected from the companies' respective customers are transferred to each Funding companies' Trust on a daily basis.  These Certificates are non-recourse to NSTAR Electric.

On March 16, 2006, NSTAR Electric sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.  This most recent financing activity completes a process that began in December 2003 when NSTAR Electric filed a shelf registration with the SEC to issue up to $500 million in debt securities.  The DPU approved the issuance by NSTAR Electric of up to $500 million of debt securities from time to time on or before December 31, 2005.  On December 29, 2005, the DPU approved NSTAR Electric's request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

2.  Financial Covenant Requirements and Lines of Credit

NSTAR Electric has no financial covenant requirements under their long-term debt arrangements.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2007 and 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $257 million and $200 million outstanding balances at December 31, 2007 and 2006, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At December 31, 2007 and 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 46.2% and 49.0%, respectively.

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 5.25% and 5.29% in 2007 and 2006, respectively.

Note J.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

1.  Cash and Cash Equivalents

The carrying amounts of $16.8 million and $13.4 million as of December 31, 2007 and 2006, respectively, approximate fair value due to the short-term nature of these securities.

2.  Indebtedness (Excluding Notes Payable)

The fair values of long-term indebtedness are based upon the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 2007 and 2006 were as follows:

(in thousands)	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,922,869	$1,937,650	$1,854,889	$1,867,990

Note K.  Contracts for the Purchase of Energy

As a Massachusetts distribution company, NSTAR Electric is required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations.  During 2007, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2008 through June 30, 2008 and for 50% of its obligation for the second-half of 2008.  NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2008.  Request for proposals will be issued in 2008 for the remainder of the obligation.  For 2007, NSTAR Electric entered into agreements ranging in length from three to twelve-months.  NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of basic service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contracts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers.  NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. This proposal included a method for further review and modification to potentially include longer-term contracts that would be anticipated to reduce price volatility for small consumers and solicited long-term contracts as part of its last 2006 solicitation.  However, after review of the proposals, NSTAR Electric, after consultation with the AG, determined that it would continue to enter into short-term contract alternatives.  However, in 2007, NSTAR Electric entered into two longer-term renewable energy supply contracts with 10 year terms that are currently pending DPU approval.

Note L.  Commitments and Contingencies

1.  Service Quality Indicators

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated it achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.  This is subject to final DPU approval.  NSTAR Electric has estimated no penalty was assessable for 2007.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 establishes a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  For 2006 and 2007, NSTAR Electric determined that its performance related to these applicable circuits exceeded the established benchmarks and therefore, accrued its incentive entitlement of $0.5 million for those years, subject to final DPU approval.

2.  Contractual obligations

     Lease Commitments

NSTAR Electric has leases for facilities and equipment.  The estimated minimum rental commitments under non-cancelable operating leases for the years after 2007 are as follows:

(in thousands)
2008	$14,672
2009	13,938
2010	12,417
2011	9,650
2012	8,911
Years thereafter	22,695
$82,283

The total expense for both lease and transmission agreements was $19 million in 2007, $19.3 million in 2006 and $21.3 million in 2005, net of capitalized expenses of $1.9 million in 2007, $1.2 million in 2006 and $1.3 million in 2005.

     Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 2010, as NSTAR Electric is obligated to remain a member through this period.  This obligates NSTAR Electric to pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments amounted to $130.2 million, $89.4 million and $89.6 million in 2007, 2006 and 2005, respectively.  This membership also obligates NSTAR Electric, along with other transmission owners and market participants, to fund a proportionate share of the RTO's operating and capital expenditures.

     Energy Supply

NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to largest customers, for the period January 1, 2008 through June 30, 2008 and for 50% of its obligation, other than to these large customers, for the second-half of 2008.  NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2008.  For 2007, NSTAR Electric entered into agreements ranging in length from three to twelve-months with suppliers to provide full basic service energy and ancillary service requirements at contract rates approved by the DPUE.  NSTAR Electric is currently recovering payments it is making to suppliers from its customers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR Electric distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit.  Refer to the accompanying Notes to Consolidated Financial Statements, Note K, "Contracts for the Purchase of Energy" for a further discussion.

The following represents NSTAR Electric's long-term energy related contractual commitments:

(in millions)	2008	2009	2010	2011	2012	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$2	$3	$ 17	$28
Purchase power buy-out obligations	162	142	140	75	32	99	650
	$164	$144	$142	$77	$35	$ 116	$678

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric's proportionate share of capital and fixed operating costs of two generating units. These contracts expire in 2012 and 2019.  In 2007 and 2006, these costs were attributed to 47.9 MW of capacity purchased.  Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric's distribution system and are in addition to the costs above.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges.  These agreements require NSTAR Electric to make monthly payments through September 2016.

3.  Electric Equity Investments and Joint Ownership Interest

NSTAR Electric has an equity investment of approximately 14.5% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada.  As an equity participant, NSTAR Electric is required to guarantee, in addition to each Company’s own share, the obligations of those participants who do not meet certain credit criteria.  At December 31, 2007, NSTAR Electric’s portion of these guarantees amounted to $6.9 million. NEH and NHH have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure.  In order to meet their best efforts obligations pursuant to the Equity Funding Agreement dated June 1, 1985, as amended, for NEH and NHH, in 2006, NEH repurchased a total of 140,000 of its outstanding shares from all equity holders and NHH repurchased a total of 850 outstanding shares from all equity holders.  In 2006, NSTAR Electric’s reduction of its equity ownership resulting from NEH buy-back of 20,254 shares and NHH buy-back of 123 shares was approximately $0.5 million.

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the “Yankee Companies”).

CY was notified on November 26, 2007 by the NRC that its former generating plant site was decommissioned in accordance with NRC procedures.  Also, YA and MY plant sites have been decommissioned in accordance with NRC procedures.  Amended licenses continue to apply to the

ISFSI's where spent nuclear fuel is stored at these sites.  CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

On December 21, 2006, the shareholders of CY approved a resolution to repurchase 276,575 of its outstanding shares from all equity holders at a price of $108.4681 per share and declared those shares payable at the close of business on that date.  The total value of this buy-back transaction was $30 million.  NSTAR Electric's reduction of its equity ownership resulting from the CY buy-back of 38,721 shares was approximately $4.2 million.

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively.  This judgment in favor of these Yankee companies relating to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY.  NSTAR Electric's portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively.  On December 4, 2006, the DOE filed its notice of appeal of the trial court's decision.  As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion.  On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date.  NSTAR Electric cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

4.  Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.  Such agreements include letters of credit, surety bonds and other guarantees.

At December 31, 2007, outstanding guarantees totaled $14.5 million as follows:

(in thousands)
Surety Bonds	$7,560
Other Guarantees	6,947
Total Guarantees	$14,507

As of December 31, 2007, NSTAR Electric has purchased a total of $1.2 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts required as part of the Company's workers' compensation self-insurance program.

NSTAR Electric has also issued $6.9 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.  This is a guarantee of the debt of these companies.

5.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved settlement agreement relating to litigation brought against NSTAR Electric by various governmental entities, NSTAR Electric paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court.  This payment did not have a current earnings impact, as NSTAR Electric recognized this liability in the second quarter of 2005.  In December 2006, NSTAR Electric settled with its insurance carrier for $4.5 million relating to this claim and recognized $2.5 million of this amount in 2006 as a reduction to its operating expenses.

As of December 31, 2007 and 2006, NSTAR Electric had reserves of $0.8 million and $2.9 million, respectively, for all potential remaining environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.

6.  Regulatory and Legal Proceedings

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR Electric, the AG, and several interveners.  For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006.  Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction decreases in transition rates.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement approved by the DPU on December 30, 2005 provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, it stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  Approval of this Settlement Agreement and of the incentives is required by the DPU.  The DPU has extended the deadline to issue a decision on this Agreement until February 29, 2008.

NSTAR Electric is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is reached it should not have a material impact on the Company's reported results of operations for 2007.  However, such a decision could have an impact on future results of operations and cash flows.

Regulatory Proceedings - DPU

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  Also effective on this date, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  The CPSL program relates to incremental spending for double pole removal, pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades.  For 2006, the CPSL cost recovery was estimated to be $13.3 million and that amount was included in retail distribution rates for 2007.  The final reconciliation of 2006 CPSL costs and revenues is currently under review by the DPU.  On October 1, 2007, NSTAR Electric filed for the establishment of new distribution (SIP of 2.68%), transition and transmission rates that became effective on January 1, 2008.  This filing included recovery of estimated CPSL costs of $24 million to be collected during 2008.  This balance includes the under-collection of 2006 final CPSL amounts.  Recovery of transition and CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR Electric cannot predict the timing or the ultimate outcome of these pending filings.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement approved by the DPU on December 30, 2005.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of December 31, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

In addition, the Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

On December 1, 2006, NSTAR filed, on behalf of its electric distribution subsidiaries, blended Basic Service and transmission rates with the DPU, effective January 1, 2007.  The blended Basic Service rate was approved on December 19, 2006 and the blended transmission rate was approved on January 3, 2007.  The former individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the DPU's approval of the NSTAR Electric merger.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, basic service and default service costs and revenues through 2005.  The DPU subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter for Boston Edison, ComElectric and Cambridge Electric.  A settlement agreement between the AG and NSTAR Electric on the reconciliation of the Boston Edison costs and revenue for 2004 and 2005 was filed with the DPU on May 29, 2007, and approved by the DPU on July 23, 2007.  Evidentiary hearings were conducted on the reconciliation of the ComElectric and Cambridge Electric costs and revenue for 2005.  The case is pending a decision at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of this filing.

Wholesale Market and Transmission Changes

     Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an Order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement in principle with the FERC staff and the AG.  A final settlement is expected to be executed during the first quarter of 2008.  This settlement will be subject to FERC approval.  The implementation of this settlement is not expected to have a material impact to the Company's results of operations, financial position or cash flows.

The former Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT with all NSTAR Electric (former Boston Edison).  These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  Ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  NSTAR Electric is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

b.   Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigations.  The Company is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR Electric’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.    Based on this evaluation, NSTAR management has evaluated and concluded that NSTAR's internal control over financial reporting was effective as of December 31, 2007.

NSTAR Electric is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in modifications to its processes throughout the Company.  However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B.  Other Information

None

Part III

Item 14.  Principal Accountant Fees and Services

The Company, as a wholly-owned subsidiary of NSTAR does not directly incur audit fees.  All fees for services performed by NSTAR's independent registered public accounting firm on behalf of NSTAR and its subsidiaries, including NSTAR Electric are billed to NSTAR.  These audit fees are proportionately allocated among NSTAR and its subsidiaries.  Information regarding audit fees incurred by NSTAR for services provided by its registered public accounting firm is disclosed in NSTAR's definitive Proxy statement for the 2008 Annual Meeting of Shareholders under the caption "Audit and Related Fees."

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Report of Independent Registered Public Accounting Firm		31

Consolidated Statements of Income for the years ended December 31,
2007, 2006 and 2005		32

Consolidated Statements of Retained Earnings for the years ended
December 31, 2007, 2006 and 2005		33

Consolidated Balance Sheets as of December 31, 2007 and 2006		34 - 35

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005		36

Notes to Consolidated Financial Statements		37

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2007, 2006 and 2005		66

3.	Exhibits:

Refer to the exhibits listing beginning below.

Incorporated by reference unless designated otherwise:

		Exhibit	SEC Docket
Exhibit 3	Articles of Incorporation and By-Laws
3.1	Restated Articles of Organization	3.1	1-2301 Form 10-Q for the quarter ended June 30, 1994

3.2	NSTAR Electric Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999 and January 2, 2007 (filed herewith)	3.1

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated September 1, 1988, between NSTAR Electric Company and the Bank of New York (as successor to Bank of Montreal Trust Company)	4.1	1-2301 Form 10-Q for the quarter ended September 30, 1988

4.2	Votes of the Pricing Committee of the Board of Directors of NSTAR Electric Company taken May 18, 1995 re 7.80% debentures due May 15, 2010	4.1.5	1-2301 Form 10-K for the year ended December 31, 1995

4.3	Votes of the Board of Directors of NSTAR Electric Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, floating rate due in 2005)	4.2	1-2301 Form 8-K dated October 11, 2002

4.4	A Form of 4.875% Debenture Due April 15, 2014	4.3	1-2301 Form 8-K dated April 15, 2004

4.5	A Form of 5.75% Debenture Due March 15, 2036	99.2	1-2301 Form 8-K dated March 17, 2006

4.6	A Form of 5.625% Debenture Due November 15, 2017	99.2	1-2301 Form 8-K dated November 20, 2007

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR Electric Company and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10	Material Contracts
10.1	NSTAR Electric Company Restructuring Settlement Agreement dated July 1997	10.12	1-2301 Form 10-K for the year ended December 31, 1997

10.2	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P.	10.18	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.3	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L. P.	10.19	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.4	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.20	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.5	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.21	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.6	The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison, ComElectric and Northeast Energy Associates L. P.	10.22	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.7	Purchase and Sale Agreement, dated June 23, 2004, between Boston Edison and Transcanada Energy Ltd. (Ocean State Power Contract)	10.23	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.8	Termination Agreement, dated June 2, 2004, by and between Cambridge Electric and Pittsfield Generating Company, L.P. (f/k/a/ Altresco Pittsfield, L. P.)	10.8	1-14768 Form 10-K for the year ended December 31, 2005

10.9	Termination Agreement, dated June 2, 2004, by and between ComElectric and Pittsfield Generating Company, L.P. (f/k/a/ Altresco Pittsfield, L. P.)	10.9	1-14768 Form 10-K for the year ended December 31, 2005

	Transmission Agreements

10.10	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004	10.2.1.1	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.11	Transmission Operating Agreement among NSTAR Electric and various electric transmission providers in New England and ISO New England Inc., dated February 1, 2005	10.2.1.2	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.12	Market Participants Service Agreement among NSTAR Electric and various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005	10.2.1.3	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.13	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005	10.2.1.4	1-4768 Form 10-K of NSTAR for the year ended December 31, 2005

10.14	Participants Agreement among NSTAR Electric, various electric utilities operating in New England, NEPOOL and ISO-New England, Inc., dated February 1, 2005.	10.2.1.5	1-4768 Form 10-K of NSTAR for the year ended December 31, 2006

Exhibit 12	Statement re Computation of Ratios
12.1	Computation of Ratio of Earnings to Fixed Charges for the Year ended December 31, 2007 (filed herewith)

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Year ended December 31, 2007 (filed herewith)

Exhibit 21	Subsidiaries of the Registrant (filed herewith)	21.1

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith)	23

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications
31.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SCHEDULE II

NSTAR ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(Dollars in Thousands)

		Additions		Deductions
	Balance at	Provisions			Balance
	Beginning	Charged to		Accounts	At End
Description	of Year	Operations	Recoveries	Written Off	of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2007	$20,962	$23,530	$3,233	$25,735	$21,990
Year Ended December 31, 2006	$18,781	$20,772	$5,026	$23,617	$20,962
Year Ended December 31, 2005	$17,168	$17,871	$5,798	$22,056	$18,781

FORM 10-K	NSTAR ELECTRIC COMPANY	DECEMBER 31, 2007

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: February 15, 2008	By:	/s/ ROBERT J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 15th day of February 2008.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive
Thomas J. May	Officer and Director

/s/ JAMES J. JUDGE	Senior Vice President, Treasurer,
James J. Judge	Chief Financial Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President/Strategy, Law and
Douglas S. Horan	Policy, General Counsel and Director