Form 10-Q
period 2008-03-31
NSTAR ELECTRIC CO
filed 2008-05-05
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	001-02301

NSTAR Electric Company
(Exact name of registrant as specified in its charter)

Massachusetts	04-1278810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Boylston Street, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ X ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

The number of shares outstanding of the registrant's class of common stock was 100 Common Stock shares, par value $1 per share, as of May 2, 2008.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended March 31, 2008

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 21
Item 4.	Controls and Procedures	21 - 22

Part II. Other Information:

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

Signature		24

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

Important Shareholder Information

NSTAR Electric files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR Electric has filed with the SEC on the SEC's website at www.sec.gov.  As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes which are applicable to NSTAR Electric's executive officers, senior officers, senior financial officers or directors and NSTAR Electric’s SEC filings by can be accessed on NSTAR Electric's website at www.nstar.com.  Copies of NSTAR Electric's SEC filings may also be obtained writing or calling NSTAR's Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8338.

The certifications of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed with this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
DPU

Massachusetts Department of Public Utilities (Prior to April 11,   2007, the DPU was known as the MDTE.  The Company uses   the acronym DPU interchangeably throughout this report to   refer to both the DPU and MDTE.)

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc
IRS	U.S. Internal Revenue Service
MDTE	Massachusetts Department of Telecommunications and Energy (now known as DPU)
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
FIN	FASB Interpretation Number
GAAP	Generally accepted accounting principles in the United States of America
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
PAM	Pension Adjustment Mechanism
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	impact of continued cost control procedures on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	the impact of terrorist acts, and
•	impact of performance service quality measures

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

 Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$621,230	$697,332

Operating expenses:
Purchased power and transmission	325,024	410,876
Operations and maintenance	82,737	83,309
Depreciation and amortization	84,862	82,617
DSM and renewable energy programs	16,958	16,728
Property and other taxes	21,331	20,975
Income taxes	25,347	21,586

Total operating expenses	556,259	636,091

Operating income	64,971	61,241

Other income (deductions):
Other income, net	1,292	3,056
Other deductions, net	(277)	(303)
Total other income, net	1,015	2,753

Interest expense (income):
Long-term debt	19,703	15,444
Transition property securitization	7,981	9,987
Short-term debt and other, net	(2,893)	2,792
AFUDC	(401)	(1,429)
Total interest charges	24,390	26,794

Net income	$41,596	$37,200

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Balance at the beginning of the period, as previously reported	$836,918	$816,399
Adoption of FIN 48	-	2,277
Adjusted balance at the beginning of the period	836,918	818,676

Add:
Net income	41,596	37,200
Subtotal	878,514	855,876

Deduct:
Common stock dividends declared to Parent	28,300	23,000
Preferred stock dividends declared	490	490
Subtotal	28,790	23,490
Balance at the end of the period	$849,724	$832,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
Assets

Utility plant:
Electric plant in service, at original cost	$4,691,672	$4,671,613
Less: accumulated depreciation and amortization	1,112,572	1,099,026
	3,579,100	3,572,587
Construction work in progress	129,547	102,754
Net utility plant	3,708,647	3,675,341

Other property and investments:
Equity investments	7,146	7,172
Restricted cash	6,988	6,988
Nonutility property, net	582	1,105
	14,716	15,265
Current assets:
Cash and cash equivalents	12,681	16,815
Accounts receivable, net of allowance of $22,556 and $21,990, respectively	260,175	250,571
Accrued unbilled revenues	38,560	44,443
Regulatory assets	536,314	510,735
Inventory, at average cost	28,605	36,588
Other	8,970	3,361
Total current assets	885,305	862,513

Deferred debits:
Regulatory assets	1,701,553	1,786,274
Other	92,015	92,073
Total deferred debits	1,793,568	1,878,347

Refundable income taxes	128,340	128,340

Total assets	$6,530,576	$6,559,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	849,724	836,918
Total common equity	1,842,337	1,829,531

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,344,968	1,344,813
Transition property securitization	405,731	483,961
Total long-term debt	1,750,699	1,828,774

Current liabilities:
Transition property securitization	131,968	93,407
Long-term debt	275	688
Notes payable	290,500	257,000
Power contracts	134,188	137,392
Accounts payable	182,194	212,129
Payable to affiliates	53,232	68,410
Income taxes	104,226	89,276
Accrued interest	25,892	14,282
Other	53,061	46,686
Total current liabilities	975,536	919,270

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,112,529	1,105,859
Power contracts	437,531	467,932
Regulatory liability - cost of removal	216,578	214,352
Payable to affiliates	60,210	60,210
Other	92,156	90,878
Total deferred credits	1,919,004	1,939,231

Commitments and contingencies

Total capitalization and liabilities	$6,530,576	$6,559,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2008	2007

Operating activities:
Net income	$41,596	$37,200
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	86,266	83,968
Deferred income taxes and investment tax credits	1,257	4,724
Purchase power contract buy-out payments	(38,325)	(39,170)
Premium paid on long-term debt redemption	-	(17,647)
Net changes in:
Current assets and liabilities	14,337	23,460
Regulatory assets	10,837	14,097
Deferred debits and credits, net	13,286	4,809
Net cash provided by operating activities	129,254	111,441

Investing activities:
Plant expenditures (including AFUDC)	(98,180)	(82,107)
Other investments	191	271
Net cash used in investing activities	(97,989)	(81,836)

Financing activities:
Transition property securitization redemptions	(39,669)	(33,778)
Long-term debt redemption	(440)	(78,199)
Net change in notes payable	33,500	103,800
Dividends paid	(28,790)	(23,490)
Net cash used in financing activities	(35,399)	(31,667)

Net decrease in cash and cash equivalents	(4,134)	(2,062)
Cash and cash equivalents at the beginning of the year	16,815	13,436
Cash and cash equivalents at the end of the period	$12,681	$11,374

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$17,157	$20,332
Income taxes	$12,300	$10,193
Non-cash investing activity:
Non-cash plant additions included in ending accounts payable	$12,393	$27,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric's 2007 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. The Company

NSTAR Electric Company (“NSTAR Electric” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business and serves approximately 1.4 million  customers in Massachusetts, including NSTAR Electric’s distribution customers and approximately 300,000 natural gas distribution customers in 51 communities served by NSTAR's other retail utility subsidiary NSTAR Gas.  NSTAR has a services company that provides management and support services to substantially all NSTAR subsidiaries – NSTAR Electric & Gas.

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  In addition, NSTAR Electric consolidates its three wholly-owned special-purpose subsidiaries, BEC Funding LLC (BEC Funding), BEC Funding II LLC (BEC Funding II) and CEC Funding LLC (CEC Funding), which were established to facilitate the sale of electric rate reduction certificates at public offerings.  The certificates of these special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  These entities are included in the condensed consolidated financial statements of NSTAR Electric.

2. Basis of Presentation and Accounting

Current Presentation

The accompanying financial information presented as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2007 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to prior period amounts to conform to the current period’s presentation.

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

The results of operations for the three-month periods ended March 31, 2008 and 2007 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by weather conditions and the Company's customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.

3.  Pension and Other Postretirement Benefits

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the three months ended March 31, 2008, NSTAR did not contribute to the Plan and does not anticipate contributing to the Plan for the remainder of 2008 due to its current funded status.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to NSTAR Electric.

The net periodic pension benefit costs for the first quarter were based on the latest available participant census data.  A full actuarial valuation will be completed during the second quarter.  At that time, the cost estimates will be adjusted based on the actual actuarial study results.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2008	2007
Service cost	$5.3	$5.6
Interest cost	15.3	15.6
Expected return on Plan assets	(21.4)	(20.9)
Recognized actuarial loss	3.9	5.5
Amortization of prior service cost	(0.2)	(0.2)
Net periodic pension benefits cost	$2.9	$5.6

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the three months ended March 31, 2008, NSTAR contributed $3.3 million toward these benefits and anticipates contributing approximately $9 million over the remainder of 2008 toward these benefits.  NSTAR Electric will fund approximately $2.6 million and $7.2 million of these amounts, respectively.

The net periodic postretirement benefits cost allocated to NSTAR Electric for the three-month period ended March 31, 2008 was $4.2 million, as compared to $4.4 million in the three-month period ended March 31, 2007.

4.   New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard will be effective on January 1, 2009.  NSTAR Electric is currently evaluating the impact of SFAS 161 on its current disclosures.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of March 31, 2008 and December 31, 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $216.6 million and $214.4 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR Electric accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected to apply, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.

Note D.  Service Quality Indicators

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of reliability and performance; the report indicates that no penalty was assessable for 2006.  This report remains subject to final DPU approval.

On February 29, 2008, NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of reliability and performance; and indicates that no penalty was assessable for 2007.  This filing also remains subject to final DPU approval.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  For 2007 and 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million for each of those years, subject to DPU approval.

For 2008, no circuit performance incentive or penalty was recorded for the three months ended March 31, 2008.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $31.4 million and $31.8 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2008 and December 31, 2007, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2008 and the actual effective income tax rate for the year ended December 31, 2007:

	2008	2007
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Investment tax credits and other	(1)	-
Effective tax rate	38%	39%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three-month period ended March 31, 2008.

Note F.  Fair Value Measurement

SFAS No. 157, "Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value.  The Company prospectively adopted SFAS 157 on January 1, 2008, with no impact to its results of operations, cash flows or financial position.

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2008 and December 31, 2007, NSTAR Electric had recorded liabilities of approximately $0.8 million for potential multi-party environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

2.  Regulatory Matters

Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates.

Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge of 10.88%.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR Electric is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is reached it would not have a material impact on the Company's reported results of operations for the three months ended March 31, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate,  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction in distribution rates by a greater amount than the Company made when it implemented the Settlement Agreement.  This adjustment to the Company’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  Additional testimony was filed in April 2008 and a procedural schedule was established with hearings scheduled and briefs due in the second quarter of 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of March 31, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was executed and filed with FERC on March 12, 2008.  This Settlement Agreement is pending FERC approval.  The implementation of this Settlement Agreement did not have a material impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  In addition this order provides the potential for participating New England Transmission Owners, including NSTAR Electric, to earn an ROE of 12.64% on approved regional transmission facilities post-November 1, 2006.  As a result of implementing this order, NSTAR Electric recognized approximately $3.0 million of transmission revenue and approximately $0.9 million of interest income related to the applicable carrying charge.

3.  Legal Matters

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR Electric's 2007 Annual Report on Form 10-K.

Business Overview

NSTAR Electric Company ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric's wholly-owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's Wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II, LLC and CEC Funding LLC are special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is its electric transmission and distribution operations with a continued commitment for safe and reliable energy delivery to its customers.  NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Earnings.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kWh, which directly determine the levels of retail distribution and transmission revenues recognized.  In accordance with the regulatory rate structures in which NSTAR Electric operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three-month period ended March 31, 2008 amounted to $41.6 million as compared to $37.2 million for the same period in 2007, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2007 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2008 and December 31, 2007, customers of NSTAR Electric had approximately 46% and 47%, respectively, of their load requirements provided through basic service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic service price for all residential customers increased an average of 3%, from $0.1084 to $0.1117 per kilowatt-hour effective January 1, 2008.  Medium and large commercial customers increased an average of 17% from $0.0949 cents to $0.1106 cents per kilowatt-hour effective January 1, 2008 and decreased an average of 3% from $0.1106 cents to $0.1072 cents per kilowatt-hour effective April 1, 2008.

b.  Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates.

Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge of 10.88%.

c.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR Electric is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is reached it would not have a material impact on the Company's reported results of operations for the three months ended March 31, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction in distribution rates by a greater amount than the Company made when it implemented the Settlement Agreement.  This adjustment to the Company’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  Additional testimony was filed in April 2008 and a procedural schedule was established with hearings scheduled and briefs due in the second quarter of 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of March 31, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was executed and filed with FERC on March 12, 2008.  This Settlement Agreement is pending FERC approval.  The implementation of this Settlement Agreement did not have a material impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  In addition this order provides the potential for participating New England Transmission Owners, including NSTAR Electric, to earn an ROE of 12.64% on approved regional transmission facilities post-November 1, 2006.  As a result of implementing this order, NSTAR Electric recognized approximately $3.0 million of transmission revenue and approximately $0.9 million of interest income related to the applicable carrying charge.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2008 and 2007 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Executive Summary of Quarterly Results

Net income was $41.6 million for the quarter ended March 31, 2008 compared to $37.2 million for the same period in 2007.  Major factors (after-tax) that contributed to the $4.4 million, or 11.8%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 1.2% ($4.7 million)
•	Higher transmission revenues as a result of increased investment base related to the Company’s transmission facilities expansion ($2.6 million)
•	Non-recurring cumulative impact of implementing the March 24, 2008 FERC order ($2.4 million)

These increases in earnings factors were partially offset by:

•	Increased Operations and Maintenance expense, including higher labor and labor related costs, storm costs and bad debt expense ($1.2 million)
•	Higher depreciation and amortization expense in 2008 related to higher depreciable electric distribution plant in service ($1.3 million)
•	The absence of executive life insurance proceeds recognized in 2007 ($1.5 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $129 million, an increase of $18 million, as compared to the same period in 2007.  The increase primarily reflects higher transmission revenues, the absence of a $17 million premium paid on a long-term debt redemption, a lower level of outstanding accounts receivable and improvements in other working capital items

•	NSTAR invested approximately $98 million in capital projects to improve capacity and system reliability
•	NSTAR paid approximately $28 million in common share dividends to parent and retired approximately $40 million in securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended March 31,
	2008	2007	% Change

Residential	1,692,646	1,690,343	0.1
Commercial, Industrial and other	3,732,093	3,670,686	1.7
Total retail sales	5,424,739	5,361,029	1.2

Weather Conditions

NSTAR Electric customers’ demand for electricity is directly influenced by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently cold or warm.  Also, NSTAR Electric’s electric business is sensitive to variations in daily weather and is highly influenced by New England’s seasonal variations and is susceptible to severe storm-related disasters that could adversely affect the Company’s ability to provide energy.

Weather measured by degree-days was 6.0% warmer than normal for the first quarter of 2008 as compared to 6.5% warmer than the same quarter in 2007.  In addition, NSTAR Electric’s residential and commercial and industrial sales are highly influenced by economic conditions and its residential sales are influenced by temperature extremes.  All customers are affected by conservation measures when utilized to reduce energy consumption.  Refer to the "Operating revenues" sections below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR Electric's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR Electric's large commercial and industrial customers.

	Three Months Ended		Normal
	March 31,		30-Year
	2008	2007	Average

Heating Degree-Days	2,728	2,918	2,901
Percentage (warmer) colder than prior year	(6.5)%	10.7%
Percentage (warmer) colder than 30-year average	(6.0)%	1.7%

Heating Degree-Days measure changes in daily temperature levels.  Weather conditions impact electric sales primarily during the summer.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating degree day.

The 1.2% or 63,710 MWh energy sales increase in the first quarter of 2008 reflects an additional day in February due to the leap year that offset the impact of warmer winter temperatures during 2008.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.

Operating revenues

Operating revenues for the first quarter of 2008 decreased $76.1 million or 10.9% from the same period in 2007 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	Amount	Percent
Operating revenues
Retail distribution and transmission	$214.5	$229.0	$(14.5)	(6.3)%
Energy, transition and other	406.7	468.3	(61.6)	(13.2)%
Total operating revenues	$621.2	$697.3	$(76.1)	(10.9)%

  Electric revenues

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's distribution substations.

The decrease of $14.5 million in retail distribution and transmission revenues primarily reflects:

•	Lower transmission revenues of $20.4 million related to lower RMR payments to energy generators

This decrease was partially offset by:

•	The impact of the annual inflation-adjustment to distribution rates that is offset by an equal and corresponding reduction in transition rates ($5.4 million)
•	Increased energy sales of 1.2% due primarily to an additional day in February caused by the leap year ($2.3 million)
•	Increase in transmission revenues due to the higher rate base related to the Company’s transmission facilities expansion

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric 's consolidated earnings.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $61.6 million decrease in energy, transition and other revenues is primarily attributable to the net decrease in energy supply costs.

Operating expenses

Purchased power and transmission  were $325.0 million in the first quarter of 2008 compared to $410.9 million in the same period of 2007, a decrease of $85.9 million, or 21%.  Despite higher energy sales of 1.2%, the decrease in expense reflects lower basic service energy supply costs of $75 million.  In addition, transmission costs declined $12 million as a result of a decline in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $82.7 million in the first quarter of 2008 compared to $83.3 million in the same period of 2007, a decrease of $0.6 million, or 0.7%.  This decrease primarily relates to lower amortization of pension and PBOP costs in accordance with the Company’s PAM Order.  These costs are fully recovered in our PAM rates.  Further contributing to this decrease was the impact of fluctuations in the fair value of deferred compensation liabilities.  These decreases were partially offset by increases in labor and labor related costs, bad debts and storm related costs.

Depreciation and amortization expense  was $84.9 million in the first quarter of 2008 compared to $82.6 million in the same period of 2007, an increase of $2.3 million, or 2.8%.  The increase reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $17 million in the first quarter of 2008 compared to $16.7 million in the same period of 2007, an increase of $0.3 million, or 1.8%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by DPU and are collected from customers on a fully reconciling basis plus a small incentive plan.

Property and other taxes  were $21.3 million in the first quarter of 2008 compared to $21.0 million in the same period of 2007, an increase of $0.3 million, or 1.4%.  This slight increase reflects higher property levels.

Income taxes  attributable to operations were $25.3 million in the first quarter of 2008 compared to $21.6  million in the same period of 2007, an increase of $3.7 million, or 17.1%, reflecting higher pre-tax operating income in 2008.

Other income, net

Other income, net  was $1 million in the first quarter of 2008 compared to $2.8 million in the same period of 2007, a decrease of $1.8 million.  The decrease is primarily due to the absence of non-taxable executive life insurance proceeds received in 2007.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates  was $27.7 million in the first quarter of 2008 compared to $25.4 million in the same period of 2007, an increase of $2.3 million, or 9%.  The slight increase in interest expense primarily reflects:

•	$4.3 million in interest costs associated with NSTAR Electric's $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $2 million.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest expense (income) was $(2.9) million in the first quarter of 2008 compared to $2.8 million in the same period of 2007, a change of $5.7 million, or 204%.  This change reflects:

•

Lower borrowing costs of $3.6 million resulting from an approximate 2% decrease in the 2008 weighted average borrowing rates and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007

•	Increased interest income of $3.2 million related to the timing of the collection of regulatory deferrals, including $0.9 million related to the implementation of the March 28, 2008 FERC order

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

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2008:
Ratio of earnings to fixed charges	4.22
Ratio of earnings to fixed charges and preferred stock dividend requirements	4.11

 Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2008

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2008

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

Table of Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: May 2, 2008	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer