Form 10-Q
period 2008-06-30
NSTAR ELECTRIC CO
filed 2008-08-04
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

The number of shares outstanding of the registrant's class of common stock was 100 Common Stock shares, par value $1 per share, as of August 1, 2008.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended June 30, 2008

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 26
Item 4.	Controls and Procedures	26 - 27

Part II. Other Information:

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signature		29

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company, f.k.a. Boston Edison Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
NECPUC	New England Conference of Public Utilities Commissioners, Inc.
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
FIN	FASB Interpretation Number
GAAP	Generally accepted accounting principles in the United States of America
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
PAM	Pension Adjustment Mechanism
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	impact of continued cost control procedures on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts, and
•	impact of service quality performance measures

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$607,865	$594,709	$1,229,095	$1,292,041

Operating expenses:
Purchased power and transmission	291,659	290,765	616,683	701,641
Operations and maintenance	86,240	78,910	168,977	162,219
Depreciation and amortization	84,864	82,517	169,726	165,134
DSM and renewable energy programs	15,427	15,100	32,385	31,828
Property and other taxes	19,726	17,919	41,057	38,894
Income taxes	33,634	32,351	58,981	53,937

Total operating expenses	531,550	517,562	1,087,809	1,153,653

Operating income	76,315	77,147	141,286	138,388

Other income (deductions):
Other income, net	1,063	1,295	2,355	4,351
Other deductions, net	(257)	(240)	(534)	(543)
Total other income, net	806	1,055	1,821	3,808

Interest charges (income):
Long-term debt	19,682	15,413	39,385	30,857
Transition property securitization	7,127	9,158	15,108	19,145
Short-term debt and other, net	(2,602)	2,114	(5,495)	4,906
AFUDC	(586)	(648)	(987)	(2,077)
Total interest charges	23,621	26,037	48,011	52,831

Net income	$53,500	$52,165	$95,096	$89,365

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at the beginning of the period, as
previously reported	$849,724	$832,386	$836,918	$816,399
Adoption of FIN 48	-	-	-	2,277
Adjusted balance at the beginning of the period	849,724	832,386	836,918	818,676

Add:
Net income	53,500	52,165	95,096	89,365
Subtotal	903,224	884,551	932,014	908,041

Deduct:
Common stock dividends declared to Parent	28,300	-	56,600	23,000
Preferred stock dividends declared	490	490	980	980
Subtotal	28,790	490	57,580	23,980
Balance at the end of the period	$874,434	$884,061	$874,434	$884,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2008	2007

Assets

Utility plant:
Electric plant in service, at original cost	$4,761,471	$4,671,613
Less: accumulated depreciation and amortization	1,141,755	1,099,026
	3,619,716	3,572,587
Construction work in progress	145,989	102,754
Net utility plant	3,765,705	3,675,341

Other property and investments:
Equity investments	7,100	7,172
Restricted cash	6,988	6,988
Nonutility property, net	509	1,105
	14,597	15,265
Current assets:
Cash and cash equivalents	9,320	16,815
Accounts receivable, net of allowance of $24,767 and $21,990, respectively	259,436	250,571
Accrued unbilled revenues	54,825	44,443
Regulatory assets	540,802	510,735
Inventory, at average cost	29,767	36,588
Other	296	3,361
Total current assets	894,446	862,513

Deferred debits:
Regulatory assets	1,624,733	1,786,274
Other	96,173	92,073
Total deferred debits	1,720,906	1,878,347

Refundable income taxes	128,340	128,340

Total assets	$6,523,994	$6,559,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2008	2007

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	874,434	836,918
Total common equity	1,867,047	1,829,531

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,343,608	1,344,813
Transition property securitization	405,733	483,961
Total long-term debt	1,749,341	1,828,774

Current liabilities:
Transition property securitization	95,799	93,407
Long-term debt	1,513	688
Notes payable	351,000	257,000
Power contract obligations	130,920	137,392
Accounts payable	187,525	212,129
Payable to affiliates	49,915	68,410
Income taxes	87,166	89,276
Accrued interest	14,440	14,282
Dividends payable to Parent	28,300	-
Other	53,854	46,686
Total current liabilities	1,000,432	919,270

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,084,048	1,105,859
Power contract obligations	406,784	467,932
Regulatory liability - cost of removal	217,926	214,352
Payable to affiliates	60,210	60,210
Other	95,206	90,878
Total deferred credits	1,864,174	1,939,231

Commitments and contingencies

Total capitalization and liabilities	$6,523,994	$6,559,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities:
Net income	$95,096	$89,365
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	172,527	167,842
Deferred income taxes and investment tax credits	(6,299)	(3,305)
Purchase power contract buy-out payments	(78,870)	(71,120)
Premium paid on long-term debt redemption	-	(17,647)
Net changes in:
Current assets and liabilities	(40,397)	(5,210)
Regulatory assets	34,863	49,197
Deferred debits and credits, net	(329)	6,042
Net cash provided by operating activities	176,591	215,164

Investing activities:
Plant expenditures (including AFUDC)	(172,628)	(150,912)
Other investments	401	435
Net cash used in investing activities	(172,227)	(150,477)

Financing activities:
Transition property securitization redemptions	(75,836)	(71,175)
Long-term debt redemption	(743)	(78,823)
Net change in notes payable	94,000	104,800
Dividends paid	(29,280)	(23,980)
Net cash used in financing activities	(11,859)	(69,178)

Net decrease in cash and cash equivalents	(7,495)	(4,491)
Cash and cash equivalents at the beginning of the year	16,815	13,436
Cash and cash equivalents at the end of the period	$9,320	$8,945

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$55,366	$53,080
Income taxes	$82,700	$16,693
Non-cash investing activity:
Plant expenditures included in ending accounts payable	$30,084	$30,234

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

2. Basis of Presentation and Accounting

Current Presentation

The accompanying financial information presented as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2007 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

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

The results of operations for the three and six-month periods ended June 30, 2008 and 2007 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by seasonal weather conditions.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Other Postretirement Benefits

The net periodic pension benefit costs for the second quarter were based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating subsidiaries, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the six months ended June 30, 2008, NSTAR contributed $7.5 million to the Plan.  NSTAR contributed an additional $7.5 million to the Plan in July 2008.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to NSTAR Electric.

Components of NSTAR Electric’s net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Service cost	$4.9	$4.8	$10.2	$10.4
Interest cost	15.2	14.2	30.5	29.8
Expected return on Plan assets	(21.7)	(20.8)	(43.1)	(41.7)
Recognized actuarial loss	3.7	4.5	7.6	10.0
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic pension benefits cost	$1.9	$2.5	$4.8	$8.1

The first quarter net periodic pension cost is typically estimated utilizing projections based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2008 and 2007 have been adjusted to reflect the final cost amounts for 2008 and 2007.  This adjustment decreased the periodic pension benefit cost by approximately $0.5 million and $1.6 million, for the three and six month periods ended June 30, 2008 and 2007, respectively, and was recognized in the second quarter of each year.

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the six months ended June 30, 2008, NSTAR contributed $6.2 million to this plan and anticipates contributing an additional $8.8 million for the remainder of 2008.

The net periodic postretirement benefits cost allocated to NSTAR Electric for the six-month period ended June 30, 2008 was $8.7 million, as compared to $9.4 million, in the six-month period ended June 30, 2007.

4.   New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard will be effective on January 1, 2009.  NSTAR Electric is currently evaluating the impact SFAS 161 will have on its current disclosures.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of June 30, 2008 and December 31, 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $217.9 million and $214.4 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR Electric accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.

Note D.  Service Quality Indicators

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of reliability and performance.  The report indicated that no penalty was assessable for 2006.  The DPU has approved this filing without exception.

On February 29, 2008, NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of reliability and performance.  The report indicates that no penalty was assessable for 2007.  This filing remains subject to final DPU approval.

The Rate Settlement Agreement established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of $0.5 million.  On May 16, 2008, the DPU issued an order clarifying that the performance periods applicable to this benchmark were prospective three-year periods commencing with the effective date of the Rate Settlement Agreement on January 1, 2006.  Therefore, NSTAR Electric will not be able to determine its circuit performance results until the end of 2008.

On July 2, 2008, the Massachusetts Legislature passed the Green Communities Act, energy policy legislation that, among other things, increased the potential maximum service quality performance penalties provision from 2% to 2.5% of total transmission and distribution revenues.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $31 million and $31.8 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2008 and December 31, 2007, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR (Parent).

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2008 and the actual effective income tax rate for the year ended December 31, 2007:

	2008	2007
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Investment tax credits and other, net	-	-
Effective tax rate	39%	39%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three and six-month periods ended June 30, 2008.

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

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2008 and December 31, 2007, NSTAR Electric had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

2.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs. Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR Electric is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or six month periods ended June 30, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment the Company made when it implemented the Settlement Agreement.  This adjustment to the Company’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of June 30, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to these ROEs for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, participating New England Transmission Owners, including NSTAR Electric, have the potential to earn an ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with the FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  If ultimately approved by FERC, NSTAR Electric anticipates that any potential impact of this complaint would be prospective from the date the complaint is heard.  The New England Transmission Owners filed a response requesting that FERC reject the complaint.  NSTAR Electric cannot predict the timing or ultimate outcome of this complaint.

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

Business Overview

NSTAR Electric Company ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric's wholly-owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's Wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II, LLC and CEC Funding LLC are consolidated special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is its electric transmission and distribution operations with a continued commitment for safe and reliable energy delivery to its customers.  NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

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

Net income for the three and six-month periods ended June 30, 2008 amounted to $53.5 million and $95.1 million, respectively, as compared to $52.2 million and $89.4 million, respectively for the same periods in 2007, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2007 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 2.68% effective January 1, 2008).  These increases are generally offset by an equal and corresponding reduction in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge of 10.88%.

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for electric power.  As of June 30, 2008 and December 31, 2007, customers of NSTAR Electric had approximately 45% and 47%, respectively, of their load requirements provided through basic service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic delivery service price for all residential customers increased an average of 3%, from $0.1084 to $0.1117 per kilowatt-hour effective January 1, 2008 and to $0.1255 per kilowatt-hour, or an average increase of 12.4%, effective July 1, 2008.  Medium and large commercial and industrial customers’ rates increased an average of 17% from $0.0949 cents to $0.1106 cents per kilowatt-hour effective January 1, 2008 and decreased an average of 3% from $0.1106 cents to $0.1072 cents per kilowatt-hour effective April 1, 2008.  These customers’ rates were increased an average of 31.5% from $0.1072 to $0.1410 effective July 1, 2008.

c.  Regulatory Matters

Massachusetts Regulatory Environment

On July 2, 2008, the Governor of Massachusetts signed into law The Green Communities Act (the “Act”), an energy bill establishing policies designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The Act:

•	Creates a new Department of Energy Resources with expanded powers to oversee energy efficiency, renewable and alternative energy development, and other Green programs;
•	Mandates efficiency improvements in government buildings, and provides technical and financial assistance to communities that implement Green initiatives;
•

Requires electric and natural gas distribution companies to file three-year energy efficiency investment plans designed to implement all available cost-effective energy efficiency and demand reduction resources; the plans are to include fully reconciling funding mechanisms;

•

Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts for which utilities would be allowed remuneration on certain contract commitments;

•	Establishes a “smart grid” pilot program;
•	Gives final approval to the State’s participation in the Regional Greenhouse Gas Initiative;
•	Increases the Renewable Portfolio Standard by 1% annually, requiring that by the year 2020 utilities and other electricity suppliers obtain 15% of the power they sell from renewable resources;
•	Authorizes electric distribution companies to construct, own and operate up to 50 megawatts of solar generating capacity; and
•	Modifies the service quality performance penalty provision (Refer to Note D of the accompanying Notes to Condensed Consolidated Financial Statements).

The Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

Electric and Gas Rate Decoupling

On July 16, 2008, the DPU ordered all Massachusetts’ electric and gas distribution utility companies to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the Act and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services.  NSTAR Electric may continue to bill customers under its current approved Rate Settlement Agreement through its expiration in 2012. However, this Order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once approved, revenues will be set at a level designed to recover the company’s incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR Electric expects to file for lost base revenues in 2009.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR Electric is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or six month periods ended June 30, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment the Company made when it implemented the Settlement Agreement.  This adjustment to the Company’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of June 30, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to these ROEs for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, participating New England Transmission Owners, including NSTAR Electric, have the potential to earn an ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with the FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  If ultimately approved by FERC, NSTAR Electric anticipates that any potential impact of this complaint would be prospective from the date the complaint is heard.  The New England Transmission Owners filed a response requesting that FERC reject the complaint.  NSTAR Electric cannot predict the timing or ultimate outcome of this complaint.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2008 and 2007 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Executive Summary

Net income was $53.5 million for the quarter ended June 30, 2008 compared to $52.2 million for the same period in 2007.  Major factors (after-tax) that contributed to the $1.3 million, or 2.5% increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and an increase in energy sales of 0.2% ($4.3 million)
•	Higher transmission revenues as a result of increased transmission investment base ($5.0 million)

These increases in earnings factors were partially offset by:

•

Increased operation and maintenance expenses ($4.7 million) of which approximately $1.6 million relates to fluctuations in the fair value of deferred compensation liabilities and $1.5 million relates to the timing of maintenance and capital work.  The remaining increase is primarily due to higher labor costs and storm costs.  Higher labor costs are primarily a result of the timing of the Company’s planned attrition replacement program

•	Higher depreciation and amortization expense in 2008 relates to higher depreciable distribution plant in service ($1.4 million)
•	Higher property taxes due to higher plant in service ($1.1 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $47 million, a decrease of $57 million as compared to the same period in 2007.  The decrease primarily reflects a change in the timing of income tax payments.  During the second quarter of 2008, a $64 million incremental estimated income tax payment was made as compared to the same period of 2007

•	NSTAR Electric invested approximately $74 million in capital projects to improve capacity and system reliability
•	NSTAR Electric retired approximately $36.5 million in long-term and securitized debt

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended June 30,
	2008	2007	% Change Increase/(decrease)
Retail Electric Sales - mWh
Residential	1,470,217	1,452,034	1.3%
Commercial, Industrial and other	3,646,440	3,651,998	(0.2)%
Total retail sales	5,116,657	5,104,032	0.2%

The 0.2% or 12,625 MWh energy sales increase in the second quarter of 2008 reflects increased residential sector demand partially offset by conservation and weather conditions.  NSTAR Electric’s retail sales are highly influenced by economic conditions and its residential sales are influenced by temperature changes.  All customers are affected by conservation measures when utilized to reduce energy consumption.  Refer to the "Operating revenues" section below for a more detailed discussion.

Weather conditions

NSTAR Electric customers’ demand for electricity is directly influenced by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently cold or warm.  Also, NSTAR Electric’s business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal variations and is susceptible to severe storm-related disasters that could adversely affect the Company’s ability to provide energy.

	Three Months Ended		Normal
	June 30,		30-Year
	2008	2007	Average
Heating degree-days	721	817	784
Percentage (warmer) colder than prior year	(11.8)%	7.2%
Percentage (warmer) colder than 30-year average	(8.0)%	4.2%

Cooling degree-days	210	231	175
Percentage (cooler) warmer than prior year	(9.1)%	29.8%
Percentage warmer than 30-year average	20%	32%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer in NSTAR Electric's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating revenues

Operating revenues for the second quarter of 2008 increased $13.2 million, or 2.2%, from the same period in 2007 as follows:

(in millions)	Three Months Ended June 30,		Increase
	2008	2007	Amount	Percent

Retail distribution and transmission	$232.1	$221.0	$11.1	5.0%
Energy, transition and other	375.8	373.7	2.1	0.6%
Total revenues	$607.9	$594.7	$13.2	2.2%

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

The increase of $11.1 million, or 5%, in retail distribution and transmission revenues primarily reflects:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates and increased energy sales of 0.2% ($7.1 million).  This annual inflation-adjustment is generally offset by an equal and corresponding reduction in transition rates

•	Increased transmission revenues primarily due to increased transmission investment base ($8.2 million)

These increases were partially offset by:

•	Decreased transmission revenues related to lower forecasted RMR payments to energy generators ($3.6 million)

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on the Company’s consolidated earnings.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $2.1 million increase in energy, transition and other revenues is primarily attributable to slightly higher basic service rates in the second quarter of 2008.

Operating expenses

Purchased power and transmission  were $291.7 million in the second quarter of 2008 compared to $290.8 million in the same period of 2007, an increase of $0.9 million, or 0.3%.  The increase in expense reflects higher transmission costs of $32.9 million primarily as a result of a $24.8 million increase in transmission-related congestion costs and higher regional network support costs of $8.2 million.  This increase is partially offset by lower basic service energy supply costs of $32 million.  This change in basic service costs is partially due to a higher proportion of customers receiving the energy portion of their service from competitive suppliers in 2008 than in 2007.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Operations and maintenance expense  was $86.2 million in the second quarter of 2008 compared to $78.9 million in the same period of 2007, an increase of $7.3 million, or 9.3%.  This increase primarily relates to the impact of fluctuations in the fair value of deferred compensation liabilities of $2.7 million, the impact related to the timing of maintenance and capital work of approximately $3.1 million, increases in labor costs due to the timing of the Company’s planned attrition replacement program and increased storm related costs.

Depreciation and amortization expense  was $84.9 million in the second quarter of 2008 compared to $82.5 million in the same period of 2007, an increase of $2.4 million, or 2.9%.  The increase reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense  was $15.4 million in the second quarter of 2008 compared to $15.1 million in the same period of 2007, an increase of $0.3 million, or 2.0%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $19.7 million in the second quarter of 2008 compared to $17.9 million in the same period of 2007, an increase of $1.8 million, or 10.0%, reflecting higher assessments due to increased overall property investment.

Income taxes  attributable to operations were $33.6 million in the second quarter of 2008 compared to $32.4 million in the same period of 2007, an increase of $1.2 million, or 3.7%, reflecting the impact of higher pre-tax operating income in 2008.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates was $26.8 million in the second quarter of 2008 compared to $24.6 million in the same period of 2007, an increase of $2.2 million, or 8.9%.  This increase in interest expense reflects:

•	$4.3 million in interest costs associated with NSTAR Electric's $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $2 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest (income) expense was ($2.6 million) in the second quarter of 2008 compared to $2.1 million in the same period of 2007, a change of $4.7 million.  This change reflects:

•

Lower short-term borrowing costs of $2.6 million resulting from an approximate 314 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007.  The weighted average short-term interest rate including fees was 2.3% and 5.4% in the three-month periods ended June 30, 2008 and 2007, respectively

•	Increased interest income of $2.3 million related to the timing of the collection of regulatory assets

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Executive Summary

Net income was $95.1 million for the six-month period ended June 30, 2008 compared to $89.4 million for the same period in 2007.  Major factors (after-tax) that contributed to the $5.7 million, or 6.4%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 0.7% ($9.0 million)
•	Higher transmission revenues as a result of increased transmission investment base ($7.7 million)
•	Non-recurring cumulative impact of implementing the March 2008 FERC order ($2.4 million)

These increases in earnings factors were partially offset by:

•	Higher operations and maintenance expenses ($9.8 million) due to the timing of maintenance and capital work, higher labor costs, higher bad debts and storm costs
•	Higher depreciation and amortization expense in 2008 related to higher depreciable electric distribution plant in service ($2.8 million)
•	The absence of executive life insurance proceeds recognized in 2007 ($1.5 million)

Significant cash flow events during the first half of 2008 include the following:

•

Cash flows from operating activities provided approximately $176.6 million, a decrease of $38.6 million, as compared to the same period in 2007.  The decrease primarily reflects a change in the timing of income tax payments and an increase in regulatory deferrals when compared to the same period in 2007.  $66 million of incremental estimated income tax payments were made during the period that were not made in 2007.  These decreases were partially offset by the timing of payables and energy supply payments

•	NSTAR Electric invested approximately $173 million in capital projects to improve capacity and reliability
•	NSTAR Electric paid approximately $28 million in common share dividends to NSTAR and retired approximately $76.6 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2008	2007	% Change Increase

Residential	3,162,863	3,142,377	0.7%
Commercial, Industrial and other	7,378,533	7,322,684	0.8%
Total retail sales	10,541,396	10,465,061	0.7%

The 0.7% or 76,335 MWh energy sales increase in the first half of 2008 reflects the impact of an additional day from the leap year in 2008 and increased residential sector demand partially offset by conservation and weather conditions.  NSTAR Electric’s retail sales are highly influenced by economic conditions and its residential sales are influenced by temperature changes.  All customers are affected by conservation measures when utilized to reduce energy consumption.  Refer to the "Operating revenues" section below for a more detailed discussion.

Weather Conditions

NSTAR Electric customers’ demand for electricity is directly influenced by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently cold or warm.  Also, NSTAR Electric’s electric business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal variations and is susceptible to severe storm-related disasters that could adversely affect the Company’s ability to provide energy.

	Six Months Ended		Normal
	June 30,		30-Year
	2008	2007	Average

Heating Degree-Days	3,449	3,735	3,685
Percentage (warmer) colder than prior year	(7.7)%	9.9%
Percentage (warmer) colder than 30-year average	(6.4)%	2.2%

Cooling Degree-Days	210	231	176
Percentage (cooler) warmer than prior year	(9.1)%	29.8%
Percentage warmer than 30-year average	19.3%	31.3%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer and in NSTAR Electric's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

  Operating revenues

Operating revenues for the first half of 2008 decreased $62.9 million or 4.9% from the same period in 2007 as follows:

(in millions)	Six Months Ended June 30,		(Decrease)
	2008	2007	Amount	Percent

Retail distribution and transmission	$446.7	$450.5	$(3.8)	(0.8)%
Energy, transition and other	782.4	841.5	(59.1)	(7.0)%
Total retail electric revenues	$1,229.1	$1,292.0	$(62.9)	(4.9)%

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

The decrease of $3.8 million, or 0.8%, in retail distribution and transmission revenues primarily reflects:

•	Decreased transmission revenues related to lower forecasted RMR payments to energy generators ($30.4 million)

This decrease was partially offset by:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates and increased energy sales of 0.7% ($14.8 million).  This annual inflation-adjustment is generally offset by an equal and corresponding reduction in transition rates

•	Increased transmission revenues primarily due to increased transmission investment base ($12.7 million)

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $59.1 million decrease in energy, transition and other revenues is primarily attributable to the decrease in both energy supply costs and non-retail related regional transmission revenues.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating expenses

Purchased power and transmission were $616.7 million in the first half of 2008 compared to $701.6 million in the same period of 2007, a decrease of $84.9 million, or 12.1%.  Despite higher energy sales of 0.7%, the decrease in expense reflects lower basic service energy supply costs of $105.9 million.  This decrease is further impacted by a higher proportion of customers receiving the energy portion of their electric energy service from competitive suppliers in 2008 than in 2007.  These decreases were partially offset by an increase in transmission costs of $20.9 million as a result of a $31.9 million increase in transmission-related congestion costs, offset by a decline in regional network support costs of $10.1 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Operations and maintenance expense was $169 million in the first half of 2008 compared to $162.2 million in the same period of 2007, an increase of $6.8 million, or 4.2%.  This increase primarily relates to in the timing of maintenance and capital work, higher labor and labor related costs, higher bad debts and higher storm related costs.

Depreciation and amortization expense was $169.7 million in the first half of 2008 compared to $165.1 million in the same period of 2007, an increase of $4.6 million or 2.8%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $32.4 million in the first half of 2008 compared to $31.8 million in the same period of 2007, an increase of $0.6 million, or 1.9%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $41.1 million in the first half of 2008 compared to $38.9 million in the same period of 2007, a decrease of $2.2 million, or 5.7%, reflecting higher overall property investment.

Income tax expense attributable to operations was $59 million in the first half of 2008 compared to $53.9 million in the same period of 2007, an increase of $5.1 million, or 9.5%, reflecting the impact of higher pre-tax operating income in 2008.

Other income, net

Other income, net was approximately $1.8 million in the first half of 2008 compared to $3.8 million in the same period of 2007, a decrease of $2 million.  The decrease reflects the absence of executive life insurance proceeds received in 2007.

Interest charges

Interest on long-term debt and transition property securitization certificates was $54.5 million in the first half of 2008 compared to $50 million in the same period of 2007, an increase of $4.5 million, or 9%.  This increase in interest expense reflects:

•	$8.6 million in interest costs associated with NSTAR Electric’s $300 million Debentures issued in November 2007.

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $4 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest (income) expense was ($5.5 million) of interest income in the first half of 2008 compared to $4.9 million of expense in the same period of 2007, a change of $10.4 million.  This change in the short-term and other interest expense reflects:

•

Lower short-term borrowing costs of $4.4 million resulting from an approximate 246 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007.  The weighted average short-term interest rate including fees was 2.8% and 5.3% in the six-month periods ended June 30, 2008 and 2007, respectively.

•	Increased interest income of $5.5 million related to the timing of the collection of regulatory assets, including $0.9 million related to the implementation of the March 2008 FERC order

Item 4. Controls and Procedures

NSTAR Electric's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2007 and in other information in this Quarterly Report on Form 10-Q.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2008:
Ratio of earnings to fixed charges	4.32
Ratio of earnings to fixed charges and preferred stock dividend requirements	4.20

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electirc defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2008

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2008

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: August 4, 2008	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer