Form 10-Q
period 2008-09-30
NSTAR ELECTRIC CO
filed 2008-11-10
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

The number of shares outstanding of the registrant's class of common stock was 100 Common Stock shares, par value $1 per share, as of November 6, 2008.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended September 30, 2008

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 28
Item 4.	Controls and Procedures	28

Part II. Other Information:

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

Signature		31

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

Important Shareholder Information

NSTAR Electric files its Forms 10-K, 10-Q, and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR Electric has filed with the SEC on the SEC's website at www.sec.gov.  As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, NSTAR’s Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and NSTAR’s Code of Ethics and Business Conduct for Directors, Officers, and Employees.  These codes and amendments to such codes which are applicable to NSTAR Electric's executive officers, senior officers, senior financial officers or directors and NSTAR Electric’s SEC filings by can be accessed on NSTAR Electric's website at www.nstar.com.  NSTAR Electric's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8338.

The certifications of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed with this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

Glossary of Terms

The following is a glossary of abbreviations or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company, f.k.a. Boston Edison Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
GAAP	Generally Accepted Accounting Principles in the United States of America
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
YA	Yankee Atomic Power Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases, and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as "anticipate,"  "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR Electric expected.  Actual results could differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital
•	future economic conditions in global markets
•

changes to prevailing local, state, and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts, and
•	impact of service quality performance measures

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$796,701	$721,113	$2,025,796	$2,013,154

Operating expenses:
Purchased power and transmission	417,188	346,609	1,033,871	1,048,250
Operations and maintenance	81,030	84,608	250,007	246,827
Depreciation and amortization	84,812	82,529	254,538	247,663
DSM and renewable energy programs	18,680	17,796	51,065	49,624
Property and other taxes	20,664	19,820	61,721	58,714
Income taxes	59,245	57,743	118,226	111,680

Total operating expenses	681,619	609,105	1,769,428	1,762,758

Operating income	115,082	112,008	256,368	250,396

Other income (deductions):
Other income, net	1,745	1,359	4,100	5,710
Other deductions, net	(1,391)	(67)	(1,925)	(610)
Total other income, net	354	1,292	2,175	5,100

Interest charges (income):
Long-term debt	19,667	15,398	59,052	46,255
Transition property securitization	6,982	8,997	22,090	28,142
Short-term debt and other, net	(3,855)	(2,859)	(9,350)	2,047
AFUDC	(297)	(1,152)	(1,284)	(3,229)
Total interest charges	22,497	20,384	70,508	73,215

Net income	$92,939	$92,916	$188,035	$182,281

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at the beginning of the period, as
previously reported	$874,434	$884,061	$836,918	$816,399
Adoption of FIN 48	-	-	-	2,277
Adjusted balance at the beginning of the period	874,434	884,061	836,918	818,676

Add:
Net income	92,939	92,916	188,035	182,281
Subtotal	967,373	976,977	1,024,953	1,000,957

Deduct:
Common stock dividends declared to Parent	-	28,300	56,600	51,300
Preferred stock dividends declared	490	490	1,470	1,470
Subtotal	490	28,790	58,070	52,770
Balance at the end of the period	$966,883	$948,187	$966,883	$948,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2008	2007
Assets

Utility plant:
Electric plant in service, at original cost	$4,856,855	$4,671,613
Less: accumulated depreciation and amortization	1,169,382	1,099,026
	3,687,473	3,572,587
Construction work in progress	134,568	102,754
Net utility plant	3,822,041	3,675,341

Other property and investments:
Equity investments	6,839	7,172
Restricted cash	6,988	6,988
Nonutility property, net	508	1,105
	14,335	15,265
Current assets:
Cash and cash equivalents	14,489	16,815
Accounts receivable, net of allowance of $24,957 and $21,990, respectively	282,772	250,571
Accrued unbilled revenues	48,091	44,443
Regulatory assets	545,812	510,735
Inventory, at average cost	30,365	36,588
Other	1,050	3,361
Total current assets	922,579	862,513

Deferred debits:
Regulatory assets	1,548,515	1,786,274
Other	98,211	92,073
Total deferred debits	1,646,726	1,878,347

Refundable income taxes	128,340	128,340

Total assets	$6,534,021	$6,559,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2008	2007

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	966,883	836,918
Total common equity	1,959,496	1,829,531

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,343,778	1,344,813
Transition property securitization	331,207	483,961
Total long-term debt	1,674,985	1,828,774

Current liabilities:
Transition property securitization	130,275	93,407
Long-term debt	1,100	688
Notes payable	307,887	257,000
Power contract obligations	127,602	137,392
Accounts payable	193,904	212,129
Payable to affiliates, net	58,534	68,410
Income taxes	119,591	89,276
Accrued interest	26,323	14,282
Other	56,403	46,686
Total current liabilities	1,021,619	919,270

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,087,183	1,105,859
Power contract obligations	375,544	467,932
Regulatory liability - cost of removal	219,533	214,352
Payable to affiliates	60,210	60,210
Other	92,451	90,878
Total deferred credits	1,834,921	1,939,231

Commitments and contingencies

Total capitalization and liabilities	$6,534,021	$6,559,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Operating activities:
Net income	$188,035	$182,281
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	258,760	251,731
Deferred income taxes and investment tax credits	(14,721)	(11,497)
Premium paid on long-term debt redemption	-	(17,647)
Net changes in:
Inventory	6,224	(1,886)
Other current assets and liabilities	3,083	43,579
Regulatory assets	57,767	61,810
Deferred debits and credits, net	(104,999)	(125,173)
Net cash provided by operating activities	394,149	383,198

Investing activities:
Plant expenditures (including AFUDC)	(272,985)	(234,740)
Net change in other investment activities	746	635
Net cash used in investing activities	(272,239)	(234,105)

Financing activities:
Transition property securitization redemptions	(115,886)	(111,353)
Long-term debt redemptions	(1,167)	(78,943)
Net change in notes payable	50,887	89,800
Dividends paid	(58,070)	(52,770)
Net cash used in financing activities	(124,236)	(153,266)

Net decrease in cash and cash equivalents	(2,326)	(4,173)
Cash and cash equivalents at the beginning of the year	16,815	13,436
Cash and cash equivalents at the end of the period	$14,489	$9,263

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$70,392	$74,530
Income taxes	$106,300	$50,924
Non-cash financing activity:
Plant expenditures included in ending accounts payable	$19,466	$24,044

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

1. About NSTAR Electric Company

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

2. Basis of Consolidation and Accounting

Current Presentation

The accompanying financial information presented as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2007 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  Certain immaterial reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

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

The results of operations for the three and nine-month periods ended September 30, 2008 and 2007 are not indicative of the results that may be expected for an entire year. The demand for electricity is primarily affected by seasonal weather conditions, as well as consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Postretirement Benefits other than Pensions (PBOP) Plans

NSTAR Electric net periodic Pension Plan and PBOP Plan benefit costs for the third quarter were based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas.  NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the equity markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs would be somewhat mitigated by NSTAR Electric’s DPU-approved Pension and PBOP rate adjustment mechanism.

Pension

As its sponsor, NSTAR Electric allocates the costs of the NSTAR Pension Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating subsidiaries, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the nine months ended September 30, 2008, NSTAR contributed $15 million to the Plan.  NSTAR anticipates contributing an additional $35 million to the Plan during the remainder of 2008.  NSTAR also maintains nonqualified retirement plans for certain management employees who provide services to NSTAR Electric.

Components of NSTAR Electric’s net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Service cost	$5.2	$5.2	$15.4	$15.6
Interest cost	15.2	14.9	45.7	44.7
Expected return on Plan assets	(21.6)	(20.9)	(64.7)	(62.6)
Recognized actuarial loss	3.8	5.0	11.4	15.0
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic pension benefits cost	$2.4	$4.0	$7.2	$12.1

Postretirement Benefits other than Pensions

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the nine months ended September 30, 2008, NSTAR contributed $11.2 million to this plan and anticipates contributing an additional $3.7 million for the remainder of 2008.

The net periodic postretirement benefits cost allocated to NSTAR Electric for the nine-month period ended September 30, 2008 was $13 million, as compared to $14 million in the nine-month period ended September 30, 2007.

4.   New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard will be effective on January 1, 2009.  NSTAR Electric is currently evaluating the impact SFAS 161 will have on its current disclosures.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2008 and December 31, 2007, the estimated amount of the cost of removal of approximately $219.5 million and $214.4 million, respectively, are reflected as a component of “Deferred credits: Regulatory liability – cost of removal” on the accompanying Condensed Consolidated Balance Sheets.  These estimates are based on the cost of removal component in current depreciation rates.

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

Note D.  Service Quality Indicators

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of reliability and performance.  The report indicates that no penalty was assessable for 2006.  The DPU approved the filing but did not approve NSTAR Electric’s benchmarks due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions.  On September 25, 2008, the DPU issued an order clarifying these requirements, and NSTAR Electric will file recalculated benchmarks later this year.  The September 2008 DPU order also required utilities to base their performance on a single territory reporting area.

On February 29, 2008, NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  The NSTAR Electric report did not include 2007 results for reliability measures for the duration and frequency of service interruptions due to the outstanding DPU decisions.  The filed reports indicate that no penalty was assessable for 2007 for non-reliability measurements.  The September 2008 order clarified the outstanding issues pertaining to calculating reliability measures for the duration and frequency of service interruptions.  NSTAR Electric will now file its 2007 Service Quality Report for reliability performance information later this year.

The Rate Settlement Agreement approved by the DPU established additional performance measures applicable to NSTAR Electric.  The Rate Settlement Agreement established, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of $0.5 million.  The May 16, 2008 DPU order clarified that the performance periods applicable to this benchmark were prospective three-year periods commencing with the effective date of the Rate Settlement Agreement on January 1, 2006.  Therefore, NSTAR Electric will not be able to determine its circuit performance results until the end of 2008.

In addition, the May and September 2008 DPU orders established new NSTAR Electric performance metrics related to certain poor performing circuits.  These new performance metrics measure circuit performance over a three-year period that commenced on January 1, 2007.  The performance results relating to the SQI circuits will not entitle NSTAR Electric to any performance incentives.  NSTAR Electric will not be able to determine its performance related to these new SQI circuit performance measurements until the end of 2009.

On July 2, 2008, the Massachusetts Legislature passed the “Green Communities Act” (the “GC Act”), an energy policy legislation.  Among other things, the GC Act increased the potential maximum service quality performance penalties provision from 2% to 2.5% of total transmission and distribution revenues effective for the 2009 performance year.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.6 million and $31.8 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2008 and December 31, 2007, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

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

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three or nine-month periods ended September 30, 2008.

Note F.  Fair Value Measurement

SFAS No. 157, as amended, "Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  While the standard does not expand the use of fair value, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value.  The Company prospectively adopted SFAS 157 on January 1, 2008, with no impact to its results of operations, financial position, or cash flows.

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2008 and December 31, 2007, NSTAR Electric had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR Electric's current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR Electric does not believe that these environmental remediation costs will have a material adverse effect on NSTAR Electric's consolidated results of operations, financial position, or cash flows.

2.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.

NSTAR Electric is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or nine-month periods ended September 30, 2008.  However, such a decision could have an impact on future results of operations, financial position, or cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of September 30, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $15 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position, or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and a ROE of 11.4% thereafter.  In addition, the FERC granted a 100 basis point incentive adder to these ROE’s for qualified investments made in new regional transmission facilities and in service as of December 31, 2008.  This 100 basis point adder, when combined with the FERC's approved ROEs, provides 11.7% and 12.4% returns for the respective time frames.  Customers of the ISO-NE participants benefit from this order because they respond to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV Transmission Project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 the FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, NSTAR Electric has the potential to earn a ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On October 3, 2008, NSTAR Electric filed with the FERC for the 100 basis point incentive adder and a 46 basis point advanced technology ROE incentive adder on certain cost components related to its 345kV Transmission Project and other transmission projects related to easing congestion in southeastern Massachusetts.  If successful, NSTAR will earn a maximum ROE of 13.1% on certain transmission investments.  NSTAR cannot predict the timing or ultimate outcome of this filing.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with the FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  On September 25, 2008, the FERC denied this complaint.

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation proceeding in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively.  This judgment in favor of these Yankee Companies relating to the failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY.  NSTAR Electric’s portion of the judgment amounts to $4.8 million, $4.6 million, and $3 million, respectively.  On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision.  As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion.  On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date.  On August 7, 2008, a federal appeals court reversed and remanded the U.S. Court of Federal Claims judgment based on an error in the measurement of the award calculation.  NSTAR Electric cannot predict the timing or ultimate outcome of this decision on appeal or the subsequent complaints.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electirc’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the results of operations, financial condition, and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR Electric's 2007 Annual Report on Form 10-K.

Business Overview

NSTAR Electric Company ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric's wholly-owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II, LLC and CEC Funding LLC are consolidated special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is its electric transmission and distribution operations with a continued commitment for safe and reliable energy delivery to its customers.  NSTAR Electric also focuses on providing accurate information and other helpful assistance to its customers, thereby providing a superior customer experience.  NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Earnings.  NSTAR Electric's earnings are impacted by its customer’s requirements for energy in the form of unit sales of electric kWh, which directly determine the levels of retail distribution and transmission revenues recognized.  In accordance with the regulatory rate structures in which NSTAR Electric operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and nine-month periods ended September 30, 2008 amounted to $92.9 million and $188 million, respectively, as compared to $92.9 million and $182.3 million, respectively, for the same periods in 2007, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2007 Form 10-K.

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit funded retirement plan that covers substantially all employees of NSTAR Electric & Gas.  NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the equity markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs would be somewhat mitigated by NSTAR Electric’s DPU-approved Pension and PBOP rate adjustment mechanism.

Rate Structure

a.  Rate Settlement Agreement

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

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power.  As of September 30, 2008 and December 31, 2007, customers of NSTAR Electric had approximately 43% and 47%, respectively, of their load requirements provided through Basic Service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, recent average Basic Service rates for all residential and large commercial and industrial customers (comprising approximately 75% of total NSTAR Electric energy sales to Basic Service customers) are as follows:

Residential Customers			Large Commercial / Industrial Customers
Effective Date	Rate per kWh	% Change	Effective Date	Rate per kWh	% Change
July 1, 2007	$0.10838	(8.6)%	July 1, 2007	$0.11327	11.7%
January 1, 2008	$0.11172	3.1%	October 1, 2007	$0.09494	(16.2)%
July 1, 2008	$0.12547	12.3%	January 1, 2008	$0.11064	16.5%
			April 1, 2008	$0.10728	(3.0)%
			July 1, 2008	$0.14101	31.4%
			October 1, 2008	$0.11138	(21.0)%

c.  Regulatory Matters

Massachusetts Regulatory Environment

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the “GC Act”), an energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The GC Act:

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

The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

On August 7, 2008, the Massachusetts Global Warming Solutions Act (the “GWS Act”) was enacted.  The intention of the GWS Act is to reduce greenhouse gas emissions in Massachusetts across multiple sectors of the economy, first by requiring the reporting of carbon dioxide and other greenhouse gas emissions and then requiring the gradual reduction of such greenhouse gas emissions by 80% of 1990 levels over a 40-year period beginning in 2010.  Regulations setting forth specific detailed requirements under the GWS Act will start with the reporting requirement that is anticipated to be enacted by January 1, 2009.  By January 1, 2012, the State is expected to adopt regulations establishing a desired level of declining emissions limits for resources that emit greenhouse gases.  At this time, NSTAR Electric cannot predict the effect of the GWS Act on its future results of operations, financial position, or cash flows.

Regulatory Proceedings – DPU

On October 1, 2008, NSTAR Electric filed its 2008 Distribution Rate Adjustment/Reconciliation and its 2008 CPSL Program costs for rate adjustments effective January 1, 2009.  This filing included an adjustment for its 2008 CPSL program costs of $5.4 million to be collected in 2009.  This balance includes the net over-collection of 2006 and 2007 CPSL amounts.  The CPSL program relates to incremental spending for double pole inspection and removal program, pole replacement, and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs, and upgrades.  For 2006 and 2007, the CPSL cost recovery was estimated to be $13.3 million and $24.0 million, respectively, and those amounts were included in retail distribution rates for 2007 and 2008.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  Recovery of CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR cannot predict the timing or the ultimate outcome of these pending filings.

Electric and Gas Rate Decoupling

On July 16, 2008, the DPU ordered all Massachusetts’ electric and gas distribution utility companies to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GC Act and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services.  NSTAR Electric may continue to bill customers under its current approved Rate Settlement Agreement through its expiration in 2012. However, the July 16, 2008 order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once approved, revenues will be set at a level designed to recover the company’s incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR Electric expects to file for lost base revenues in 2009.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.

NSTAR Electric is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or nine-month periods ended September 30, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of September 30, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $15 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position, or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and a ROE of 11.4% thereafter.  In addition, the FERC granted a 100 basis point incentive adder to these ROE’s for qualified investments made in new regional transmission facilities and in service as of December 31, 2008. This 100 basis point adder,  when combined with the FERC's approved ROEs, provides 11.7% and 12.4% returns for the respective time frames.  Customers of ISO-NE participants benefit from this order because they respond to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV Transmission Project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, NSTAR Electric has the potential to earn a ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On October 3, 2008, NSTAR Electric filed with the FERC for the 100 basis point incentive adder and a 46 basis point advanced technology ROE incentive adder on certain cost components related to its 345kV Transmission Project and other transmission projects related to easing the congestion in southeastern Massachusetts.  If successful, NSTAR will earn a maximum ROE of 13.1% on certain transmission investments.  NSTAR cannot predict the timing or ultimate outcome of this filing.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  On September 25, 2008, the FERC denied this complaint.

d.  Tax Matter

On July 3, 2008, the Governor of Massachusetts signed into law “An Act Relative to Tax Fairness and Business Competitiveness” (the “Tax Act”).  The Tax Act will become effective on January 1, 2009.  The major provisions of the Tax Act that are applicable to NSTAR and its subsidiaries include the adoption of unitary tax reporting, rate reductions for unregulated entities, and entity classification conformity.  NSTAR is currently reviewing the provisions of the Tax Act and does not expect that it will have a material impact on its results of operations, financial position, or cash flows.

e.  Employees and Employee Relations

NSTAR’s contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 61% of total NSTAR employees, expires on June 1, 2009.  Management is optimistic that a new labor contract will be agreed upon prior to that date and further, believes that it has satisfactory relations with its employees.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2008 and 2007 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Executive Summary

Net income was $92.9 million for both quarterly periods ended September 30, 2008 and 2007.  Major factors, on an after-tax basis, that contributed to the comparability in earnings include:

•	Higher electric distribution revenues as a result of the SIP rate increase ($2.0 million)
•	Higher transmission revenues as a result of increased transmission investment base ($1.0 million)
•

Decreased operation and maintenance expenses ($1.5 million) relating to fluctuations in the fair value of deferred compensation liabilities, lower insurance claims, and the timing of maintenance and capital work that had a positive impact in the quarter

These positive earnings factors were offset by:

•	Higher depreciation and amortization expense in 2008 relating to higher distribution plant in service ($1.4 million)
•	The absence of the 2007 recognition of interest income on certain tax benefits ($2.4 million)

Significant cash flow events during the quarter ended September 30, 2008 include the following:

•

Cash flows from operating activities provided approximately $218 million, an increase of $50 million as compared to the same period in 2007.  The increase primarily reflects the timing in the collection of regulatory deferrals and a change in the timing of income tax payments

•	NSTAR Electric invested approximately $100 million in capital projects to improve capacity and system reliability
•	NSTAR Electric retired approximately $41 million in long-term and securitized debt

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

	Three Months Ended September 30,
	2008	2007	% Change Increase/(decrease)
Retail Electric Sales - MWh
Residential	1,789,590	1,815,186	(1.4)
Commercial, Industrial and other	4,155,217	4,130,853	0.6
Total retail sales	5,944,807	5,946,039	-

The slight decrease in retail electric sales in the third quarter of 2008 reflects decreased residential sector demand partially caused by conservation and weather conditions.  NSTAR Electric’s retail sales are highly influenced by economic conditions and its residential sales are influenced by temperature changes.  All customers are affected by conservation measures when utilized to reduce energy consumption.  Refer to the "Operating revenues" section below for a more detailed discussion.

Weather conditions

NSTAR Electric customers’ demand for electricity is affected by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal weather variations, and is susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Weather measured by cooling degree days was lower (cooler) by 10.4% due to cooler temperatures for the third quarter of 2008 as compared to the same period in 2007.  Weather measured by heating degree-days was lower (warmer) by 25.8% due to warmer temperatures for the third quarter of 2008 as compared to the same period in 2007.

	Three Months Ended		Normal
	September 30,		30-Year
	2008	2007	Average
Heating degree-days	78	62	96
Percentage colder (warmer) than prior year	25.8%	(17.3)%
Percentage (warmer) than 30-year average	(18.8)%	(35.4)%

Cooling degree-days	578	645	593
Percentage (cooler) warmer than prior year	(10.4)%	3.9%
Percentage (cooler) warmer than 30-year average	(2.5)%	8.8%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer in NSTAR Electric's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating revenues

Operating revenues for the third quarter of 2008 increased $75.6 million, or 10.5%, from the same period in 2007 as follows:

(in millions)	Three Months Ended September 30,		Increase
	2008	2007	Amount	Percent

Retail distribution and transmission	$304.1	$294.5	$9.6	3.3%
Energy, transition, and other	492.6	426.6	66.0	15.5%
Total revenues	$796.7	$721.1	$75.6	10.5%

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company's substations.

The increase of $9.6 million, or 3.3%, in retail distribution and transmission revenues primarily reflects:

•	Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates ($3.2 million)
•	Increased transmission revenues primarily due to increased transmission investment base ($4.1 million) and other transmission-related costs that are fully recoverable ($1.9 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $66 million increase in energy, transition, and other revenues is primarily attributable to higher Basic Service rates in the third quarter of 2008 as compared to the same period in 2007.

Operating expenses

Purchased power and transmission expense  was $417.2 million in the third quarter of 2008 compared to $346.6 million in the same period of 2007, an increase of $70.6 million, or 20.4%.  The increase in these expenses reflects higher Basic Service energy supply costs of $68 million.  In addition, transmission-related costs increased $2.9 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Operations and maintenance expense  was $81 million in the third quarter of 2008 compared to $84.6 million in the same period of 2007, a decrease of $3.6 million, or 4.3%.  This decrease primarily relates to  the impact of fluctuations in the fair value of deferred compensation liabilities, the impact related to decreased insurance costs, and the impact related to the timing of maintenance and capital work.

Depreciation and amortization expense  was $84.8 million in the third quarter of 2008 compared to $82.5 million in the same period of 2007, an increase of $2.3 million, or 2.8%.  The increase reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense  was $18.7 million in the third quarter of 2008 compared to $17.8 million in the same period of 2007, an increase of $0.9 million, or 5.1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $20.7 million in the third quarter of 2008 compared to $19.8 million in the same period of 2007, an increase of $0.9 million, or 4.5%, reflecting higher assessments due to increased overall property investments.

Income taxes  attributable to operations were $59.2 million in the third quarter of 2008 compared to $57.8 million in the same period of 2007, an increase of $1.4 million, or 2.4%, reflecting the impact of higher pre-tax operating income in 2008.

Total other income, net  was approximately $0.4 million in the third quarter of 2008 compared to $1.3 million in the same period in 2007, a decrease of $0.9 million, or 69%.  This decrease primarily reflects lower miscellaneous interest income, an increase in life insurance costs, and a higher level of donations.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates  was $26.6 million in the third quarter of 2008 compared to $24.4 million in the same period of 2007, an increase of $2.2 million, or 9%.  This increase in interest expense reflects:

•	$4.3 million in interest costs associated with NSTAR Electric's $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $2 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II, and CEC Funding and is collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest (income) expense  was ($3.9) million of interest income in the third quarter of 2008 compared to $(2.9) million of interest income in the same period of 2007, a change of $1 million, or 34.5%.  This change reflects:

•

Lower short-term borrowing costs of $2.4 million resulting from a 309 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007. The weighted average short-term interest rate including fees was 2.3% and 5.4% in the three-month periods ended September 30, 2008 and 2007, respectively

•	Increased interest income of $3.8 million related to the timing of the collection of regulatory assets

These decreases in expenses were partially offset by:

•	The absence of interest income on income tax matters of $5.1 million recognized in the same period in 2007.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Executive Summary

Net income was $188 million for the nine-month period ended September 30, 2008 compared to $182.3 million for the same period in 2007.  Major factors, on an after-tax basis, that contributed to the $5.7 million, or 3.1%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the SIP rate increase and increased energy sales of 0.5% ($10.9 million)
•	Higher transmission revenues as a result of increased transmission investment base ($8.9 million)
•	Non-recurring cumulative impact of implementing the March 2008 FERC transmission order ($2.4 million)

These positive earnings factors were partially offset by:

•	Higher operations and maintenance expenses ($4.5 million) primarily relating to higher storm costs and bad debt expense. The remaining increase relates to higher labor costs
•	Higher depreciation and amortization expense in 2008 related to higher depreciable electric distribution plant in service ($4.1 million)
•	Higher property tax assessments ($1.8 million)
•	Absence of the 2007 recognition of interest income on certain tax benefits ($2.8 million)
•	Increased cost of officer life insurance ($2.3 million)

Significant cash flow events during the nine months ended September 30, 2008 include the following:

•

Cash flows from operating activities provided approximately $394 million, an increase of $11 million as compared to the same period in 2007.  The increase primarily reflects the absence of a $17.6 million premium paid on a long-term debt redemption in 2007, higher recovery of basic service costs, and lower interest payments offset by a higher level of estimated income tax payments in the current period.

•	NSTAR Electric invested approximately $273 million in capital projects to improve capacity and reliability
•	NSTAR Electric paid approximately $58 million in common share dividends to NSTAR and retired approximately $117 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2008	2007	% Change Increase(decrease)

Residential	4,952,453	4,957,563	(0.1)
Commercial, Industrial and other	11,533,750	11,453,537	0.7
Total retail sales	16,486,203	16,411,100	0.5

The 0.5% or 75,103 MWh energy sales increase in the nine months ended September 30, 2008 reflects the impact of an additional day from the leap year in 2008 and increased commercial sector demand partially offset by conservation and weather conditions.  NSTAR Electric’s retail sales are highly influenced by economic conditions, higher fuel costs, and its residential sales are further influenced by temperature changes.  All customers are affected by conservation measures when utilized to reduce energy consumption.  Refer to the "Operating revenues" section below for a more detailed discussion.

Weather conditions

NSTAR Electric customers’ demand for electricity is affected by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s electric business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal weather variations, and is susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Weather measured by heating degree-days was 7.1% warmer for the nine-months ended September 30, 2008 as compared to the same period in 2007.  Weather measured by cooling degree-days was 10% cooler for the nine-months ended September 30, 2008 as compared to the same period in 2007.

	Nine Months Ended		Normal
	September 30,		30-Year
	2008	2007	Average

Heating Degree-Days	3,527	3,797	3,781
Percentage (warmer) colder than prior year	(7.1)%	9.4%
Percentage (warmer) colder than 30-year average	(6.7)%	1.3%

Cooling Degree-Days	788	876	769
Percentage (cooler) warmer than prior year	(10.0)%	9.6%
Percentage warmer than 30-year average	2.5%	13.9%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer in NSTAR Electric's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating revenues

Operating revenues for the nine months ended September 30, 2008 increased $12.7 million or 0.6% from the same period in 2007 as follows:

(in millions)	Nine Months Ended September 30,		Increase
	2008	2007	Amount	Percent

Retail distribution and transmission	$750.8	$743.7	$7.1	1.0
Energy, transition, and other	1,275.0	1,269.4	5.6	0.4
Total retail electric revenues	$2,025.8	$2,013.1	$12.7	0.6

NSTAR Electric's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company's substations.

The increase of $7.1 million, or 1.0%, in retail distribution and transmission revenues primarily reflects:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates and increased energy sales of 0.5% ($18.0 million).  This annual inflation-adjustment is generally offset by an equal and corresponding reduction in transition rates

•	Increased transmission revenues primarily due to increased transmission investment base ($18.7 million)

These increases were partially offset by:

•	Decreased transmission revenues related to lower forecasted RMR payments to energy generators ($30.4 million) that are fully recoverable from customers

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $5.6 million increase in energy, transition, and other revenues is primarily attributable to the increase in both energy supply costs and non-retail regional transmission revenues.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Operating expenses

Purchased power and transmission expense was $1,033.9 million in the nine months ended September 30,  2008 compared to $1,048.3 million in the same period of 2007, a decrease of $14.4 million, or 1.4%.  Despite higher energy sales of 0.5%, the decrease in expense reflects lower basic service energy supply costs of $38.3 million.  This decrease is further impacted by a higher proportion of customers receiving the energy portion of their electric energy service from competitive suppliers in 2008 than in 2007.  These decreases were partially offset by an increase in transmission costs of $23.9 million primarily as a result of a $20.9 million increase in transmission-related congestion costs, and an increase in regional network support costs of $3.3 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Operations and maintenance expense was $250 million in the nine months ended September 30,  2008 compared to $246.8 million in the same period of 2007, an increase of $3.2 million, or 1.3%.  This increase primarily relates to in the timing of maintenance and capital work, higher labor and labor related costs, higher bad debts, and higher storm related costs.

Depreciation and amortization expense was $254.5 million in the nine months ended September 30,  2008 compared to $247.7 million in the same period of 2007, an increase of $6.8 million or 2.7%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $51.1 million in the nine months ended September 30,  2008 compared to $49.6 million in the same period of 2007, an increase of $1.5 million, or 3%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $61.7 million in the nine months ended September 30,  2008 compared to $58.7 million in the same period of 2007, an increase of $3 million, or 5.1%, reflecting higher overall property investments.

Income tax expense attributable to operations was $118.2 million in the nine months ended September 30,  2008 compared to $111.7 million in the same period of 2007, an increase of $6.5 million, or 5.8%, reflecting the impact of higher pre-tax operating income in 2008.

Other income, net

Total other income, net was approximately $2.2 million in the nine months ended September 30,  2008 compared to $5.1 million in the same period of 2007, a decrease of $2.9 million.  The decrease reflects higher officer life insurance costs.

Interest charges

Interest on long-term debt and transition property securitization certificates was $81.1 million in the nine months ended September 30, 2008 compared to $74.4 million in the same period of 2007, an increase of $6.7 million, or 9%.  This increase in interest expense reflects:

•	$12.9 million in interest costs associated with NSTAR Electric’s $300 million Debentures issued in November 2007.

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $6 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding and is collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term and other interest (income) expense was ($9.4) million of interest income in the nine months ended September 30, 2008 compared to $2 million of expense in the same period of 2007, a change of $11.4 million.  This change in short-term and other interest (income) expense reflects:

•

Lower short-term borrowing costs of $6.8 million resulting from a 263 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007.  The weighted average short-term interest rate including fees was 2.6% and 5.2% in the nine-month periods ended September 30, 2008 and 2007, respectively

•	Increased interest income of $9.3 million related to the timing of the collection of regulatory assets, including $0.9 million related to the implementation of the March 2008 FERC order

These decreases were offset by:

•	The absence of interest income on income tax matters of $4.7 million recognized in the same period in 2007

Item 4. Controls and Procedures

NSTAR Electric's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended,  is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, financial condition, and cash flows for a reporting period.

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2007 and in other information in this Quarterly Report on Form 10-Q.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2008:
Ratio of earnings to fixed charges	4.44
Ratio of earnings to fixed charges and preferred stock dividend requirements	4.31

Filed with this Quarterly Report as Exhibits 12.1 and 12.2.

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electirc defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	12	-	Statement re Computation of Ratios

	12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2008

	12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2008

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

	31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: November 7, 2008	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer