Form 10-K
period 2008-12-31
NSTAR ELECTRIC CO
filed 2009-02-09
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-02301

NSTAR Electric Company
(Exact name of registrant as specified in its charter)

Massachusetts	04-1278810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
800 Boylston Street, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip code)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 6, 2009
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
None

NSTAR Electric Company

Index to Annual Report on Form 10-K

Year Ended December 31, 2008

Signatures		68

Important Information

NSTAR Electric Company (NSTAR Electric) files its Forms 10-K, 10-Q and 8-K reports and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR Electric has filed with the SEC on the SEC's website at www.sec.gov.  As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  These codes and amendments to such codes that are applicable to NSTAR Electric's executive officers, senior officers, senior financial officers or directors can be obtained free of charge on NSTAR's website at www.nstar.com.  Copies of NSTAR Electric's SEC filings may also be obtained free of charge by writing or calling NSTAR's Investor Relations Department at the address or phone number on the cover of this Form 10-K.

Glossary of Terms

The following is a glossary of frequently used abbreviated names or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
Boston Edison	The former Boston Edison Company
ComElectric	The former Commonwealth Electric Company
Cambridge Electric	The former Cambridge Electric Light Company
Canal	The former Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
Moody’s	Moody’s Investors Service
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poors

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act of 2007
GWSA	Massachusetts Global Warming Solutions Act
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)

Glossary of Terms (continued)

MY	Maine Yankee Atomic Power Company
N/A	Not Applicable
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
ROE	Return on Equity
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases, and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR Electric Company (NSTAR Electric) expected.  Actual results could differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts, and
•	impact of service quality performance measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Item 1A, "Risk Factors," Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and in the accompanying Notes to Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I

Item 1.  Business

(a)  General Development of Business

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts.  NSTAR's retail gas distribution utility subsidiary is NSTAR Gas Company (NSTAR Gas).  Reference in this report to "NSTAR" shall mean NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

Effective January 1, 2007, NSTAR, the parent company of Boston Edison Company (Boston Edison), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties and other assets, rights, and franchises) and liabilities, of its wholly-owned electric subsidiaries Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), Canal Electric Company (Canal) (acquired companies) to Boston Edison.  The transfer of net assets was structured as a merger of ComElectric, Cambridge Electric and Canal into Boston Edison.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  The transfer of net assets was also approved by the FERC.  In connection with the transaction, Boston Edison changed its corporate name to NSTAR Electric Company.

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

(c)  Narrative Description of Business

Principal Products and Services

NSTAR Electric supplies electricity at retail to an area of 1,702 square miles.  The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, Plymouth and the geographic area comprising Cape Cod and Martha’s Vineyard.  The population of this area is approximately 2.4 million.

NSTAR Electric’s operating revenues and energy sales percentages by customer class for the years 2008, 2007 and 2006 consisted of the following:

	Revenues ($)			Energy Sales (mWh)
Retail:	2008	2007	2006	2008	2007	2006
Commercial	53%	52%	52%	63%	62%	62%
Residential	42%	43%	43%	30%	30%	30%
Industrial and other	5%	5%	5%	7%	8%	8%

Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) related costs adjustment and a reconciling rate adjustment mechanism for recovery of certain DPU-approved safety and reliability program costs,

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power,

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs,

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR Electric’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and energy efficiency programs, and
•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects

Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement (Rate Settlement Agreement) between NSTAR Electric, the AG, and several interveners.  Effective January 1, 2006 and continuing through 2012, the Rate Settlement Agreement establishes, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates.  Refer to the "Rate Settlement Agreement" section of the accompanying Item

7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for more details.

Massachusetts Regulatory Environment

The Secretary of Energy and Environmental Affairs oversees the Commonwealth Utilities Commission, consisting of three commissioners.  The Commonwealth Utilities Commission leads the DPU, an agency that has jurisdiction over electric, natural gas, water, and transportation matters.  Massachusetts has joined the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.

In July 2008, the Massachusetts Legislature enacted the Green Communities Act (GCA) - energy policy legislation designed: (1) to substantially increase energy efficiency, (2) foster the development of renewable energy resources and (3) provide for a reduction of greenhouse gas emissions in Massachusetts.  Refer to the “Massachusetts Regulatory Environment” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that permits them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric services.  This order allows utility companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

Sources and Availability of Electric Power Supply

For Basic Service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations.  NSTAR Electric enters into short-term power purchase agreements to meet its Basic Service supply obligation, ranging in term from three to twelve -months.  NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

Wholesale Market and Transmission Regulation

NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-New England.  Refer to the “FERC Transmission ROE” section of the accompanying Item 7, MD&A, for more details.

Forward Capacity Market (FCM)

The New England FCM includes a locational price mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR Electric to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period.  Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/kWMonth and escalate to $4.10/kWMonth until May 2010 when FCM will begin on June 1, 2010.  The impact to rates for NSTAR Electric’s customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour and is billed to NSTAR Electric by its energy suppliers.  To date, two FCM auctions have taken place covering the 2010-2011 and 2011-2012 time periods.  The auctions were oversubscribed by 2,814 MW and 4,360 MW, respectively, and the price reached a floor of $4.50/kWMonth and $3.60/kWMonth, respectively. The next auction will take place in October 2009 for the period 2012-2013.  NSTAR Electric expects these costs to be fully recoverable.

Franchises

Through its charters, which are unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity and has powers incidental thereto and are entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state.  In some cases the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature.  Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric’s territory without the written consent of NSTAR Electric.  This consent must be filed with the DPU and the municipality so affected.

Regulation

NSTAR Electric and its wholly-owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for distribution of electricity, and financing and investing activities.  In addition, the FERC has jurisdiction over various phases of NSTAR Electric’s utility business, facilities used for the transmission or sale of that energy, certain issuances of short-term debt, and regulation of accounting.  These companies are also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

Plant Expenditures and Financings

The most recent estimates of NSTAR Electric plant expenditures and long-term debt maturities for 2009 and the years 2010-2013 are as follows:

(in thousands)	2009	2010-2013
Plant expenditures	$315,000	$1,080,000
Long-term debt	$ 93,268	$ 862,821

In the five-year period 2009 through 2013, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR Electric’s service territory.  Capital expenditures increased $46 million from $320 million in 2007 to $366 million in 2008 primarily due to the completion and placement in service of the last phase of NSTAR Electric's 345kV Transmission Project.  This project ensures continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR Electric through wholesale and retail transmission rates.  Of the $315 million planned expenditures for 2009, approximately $100 million is for transmission system improvements.

Management continuously reviews its capital expenditure and financing programs.  These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.  Refer to the accompanying “Cautionary Statement Regarding Forward-Looking Information” preceding Item 1, “Business.”

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

Environmental Matters

NSTAR Electric is subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations.  NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties.  Refer to the accompanying “Contingencies - Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note K, "Commitments and Contingencies," for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees and Employee Relations

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric and Gas.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric and Gas.  As of December 31, 2008, NSTAR Electric & Gas had approximately 3,250 employees, including approximately 2,250, or 69%, who are represented by three labor unions covered by separate collective bargaining contracts.  A total of 1,922 of these employees provide services to NSTAR Electric and are members of Local 369 of the Utility Workers of America (AFL-CIO) with whom NSTAR Electric and Gas’s contract expires on June 1, 2012.

(d)  Financial Information about Geographic Areas

NSTAR Electric is engaged in the energy delivery business in Massachusetts.  NSTAR Electric does not have any foreign operations or export sales.

(e)  Available Information

NSTAR Electric's files its Forms 10-K, 10-Q and 8-K reports and other information with the SEC.  You may access materials NSTAR Electric has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, copies of NSTAR Electric’s SEC filings may also be obtained free of charge on NSTAR’s website at www.nstar.com: Select "Investor Relations" and "Financial Information" or by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

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

NSTAR Electric is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites.  NSTAR Electric divested itself of all its regulated generating assets under terms that generally require the buyer to assume all responsibility for past and present environmental harm.  Based on NSTAR Electric's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR Electric does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR Electric's results of operations, cash flows or financial position.  However, discovery of currently unknown conditions at existing sites, identification of additional contaminated sites or changes in environmental regulation, could have a material adverse impact on NSTAR Electric's results of operations, cash flows or financial position.

NSTAR Electric is subject to operational risk that could cause us to incur substantial costs and liabilities.

Our business, which involves the transmission and distribution of electricity that is used as an energy source by our customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR Electric's insurance coverage, and equipment failures that could result in performance below assumed levels.  For example, operational performance below established target benchmark levels could cause NSTAR Electric to incur penalties imposed by the DPU, up to a maximum of two and one-half percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in our credit ratings, could have an adverse impact on our access to capital markets at favorable rates, or at all, and could otherwise increase our costs of doing business.

NSTAR Electric frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations.  Increased interest rates, or adverse changes in our credit ratings or further deterioration in the credit markets, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flows.  In addition, an adverse change in our credit ratings could increase borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements.  Refer to the accompanying Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a further discussion.

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

An economic downturn, increased costs of energy supply, and customers’ conservation efforts could adversely affect energy consumption and could adversely affect our results of operations.

Energy consumption is significantly impacted by the general level of economic activity and cost of energy supply.  Economic downturns such as the one that is currently occurring or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. These conditions could adversely impact the level of energy sales and result in less demand for energy delivery.  A recession or a prolonged lag of a subsequent recovery could have an adverse effect on NSTAR Electric's results of operations, cash flows or financial position.

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

Financial market performance and other changes may decrease the Company’s pension and postretirement benefit plans’ assets and could require additional funding beyond historic levels.

A sustained decline in the global financial markets, as was experienced in the second half of 2008, may have a material adverse effect on the value of our pension and postretirement benefit plans’ assets.  This situation may increase our benefit plans’ funding requirements.

Item 1B.  Unresolved Staff Comments

     None

Item 2.  Properties

NSTAR Electric's properties include an integrated system of transmission and distribution lines and substations, a jointly owned administration office building and other structures such as garages and service centers that are located in eastern Massachusetts.

NSTAR Electric’s principal electric properties consist of substations, transmission and distribution lines and meters necessary to maintain reliable service to customers.  In addition, it owns several service centers.  NSTAR Electric's high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor.  Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities.  In October 2006, NSTAR Electric completed and placed in service the first approximate 18-mile transmission line of its 345 kV Transmission Project.  A shorter second line of this project was placed in service in April 2007.  A third and final line was placed in service in December 2008.

At December 31, 2008, NSTAR Electric's primary and secondary transmission and distribution system consisted of approximately 21,950 circuit miles of overhead lines, approximately 12,980 circuit miles of underground lines, 255 substation facilities and approximately 1,169,300 active customer meters.

HEEC, NSTAR Electric's subsidiary, has a distribution system that consists principally of a 4.1 mile 115kV submarine distribution line and a substation that is located on Deer Island in Boston, Massachusetts.  HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at that location.

Item 3.  Legal Proceedings

In the normal course of its business, NSTAR Electric is involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition and cash flows.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is not applicable because all of the common stock of NSTAR Electric is held solely by NSTAR.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR Electric Company is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric's customers and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

Effective January 1, 2007, NSTAR, the parent company of NSTAR Electric (formerly Boston Edison), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties franchise rights and other assets and liabilities), of its wholly-owned electric subsidiaries, ComElectric, Cambridge Electric and Canal to NSTAR Electric.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal into NSTAR Electric. The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.

Information presented in this annual report on Form 10-K represents the results of operations and cash flows for the years ending December 31, 2008, 2007 and 2006 of NSTAR Electric.  Also presented on the same basis is the statement of financial position of NSTAR Electric as of December 31, 2008 and 2007.  For periods presented in this Form 10-K prior to the merger, in accordance with SFAS No. 141 "Business Combinations," NSTAR Electric (the combined entity) reported results of operations, cash flows and financial position for all periods presented on an "as if" pooling basis.  In connection with the merger, NSTAR Electric issued an aggregate of 25 of its Common Shares, par value of $1.00 per share, to NSTAR in exchange for the net assets of the acquired companies.  The exchange rate was determined and allocated proportionately based on the common equity of ComElectric, Cambridge Electric and Canal.  Following the transaction, NSTAR Electric continued as a wholly-owned subsidiary of NSTAR.

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

Critical accounting policies and estimates are defined as those that require significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions.  The accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a.   Revenue Recognition

Utility revenues are based on authorized rates approved by the DPU and the FERC.  Revenues related to the sale, transmission and distribution of energy are generally recorded when service is rendered or energy is delivered to customers.  However, the determination of the energy sales to individual customers is based on systematic meter readings throughout the month.  Meters that are not read during a given month are estimated and trued-up to actual use in a future period.  At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded.  Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 were $47 million and $44 million, respectively.

The level of revenues is subject to seasonal weather conditions.  Electric sales volumes are typically higher in the winter and summer than in the spring or fall.  As a result, NSTAR Electric records a higher level of revenue during the seasonal periods mentioned above.

b.   Regulatory Accounting

NSTAR Electric follows accounting policies prescribed by GAAP, the FERC and the DPU.  As a rate-regulated company, NSTAR Electric is subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries.  NSTAR Electric's energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71.  This ratemaking process results in the recording of regulatory assets or a regulatory liability (including cost of removal) based on the probability of current and future cash flows.  Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers.  Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future or they may relate to the future cost of removal of assets.  (Refer to the accompanying Asset Retirement Obligations section of Item 7.)  As of December 31, 2008 and 2007, NSTAR Electric has recorded regulatory assets of $2.4 billion and $2.3 billion, and regulatory liabilities of $217.3 million and $214.4 million, respectively.  NSTAR Electric continuously reviews these regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines.  NSTAR Electric expects to fully recover these regulatory assets in its rates.  If future recovery of any deferred costs ceases to be probable, NSTAR Electric would be required to charge such deferred amounts to current earnings.  Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

c.   Pension Benefits

NSTAR Electric is the sponsor of NSTAR's qualified Pension Plan (the Plan).  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, on a percentage of total direct labor charged to NSTAR Electric.

NSTAR Electric's annual pension benefits costs are dependent upon several factors and assumptions, such as but not limited to, employee demographics, plan design, the level of cash contributions made to the plans, the discount rate, and the expected long-term rate of return on the plan’s assets.

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

NSTAR Electric’s Pension Plan assets, which partially consist of equity investments, have been affected by recent declines in the overall global equity markets.  Fluctuations in the fair value of the Pension Plan assets impact the funded status, accounting costs, and cash funding requirements of this plan.  The earnings impact of increased Pension costs is mitigated as a result of NSTAR Electric’s DPU-approved pension rate adjustment mechanism (PAM).  Under the PAM, NSTAR Electric is authorized to recover its pension expense through this reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan assumptions.

There were no significant changes to pension benefits in 2008, 2007 and 2006 that had a material impact on recorded pension costs.  As further described in Note F, “Pension and Other Postretirement Benefits,” to the accompanying Consolidated Financial Statements, NSTAR Electric's discount rate for the Pension Plan was 6.25% at both December 31, 2008 and 2007, and aligns with market conditions and the characteristics of the pension obligation.  The expected long-term rate of return on pension plan assets for 2008 remained at 9.0%, the same as 2007 and 2006.  Changes in these assumptions will have an impact on reported pension costs in future years in accordance with the cost recognition approach of SFAS 87.  This impact, however, is mitigated through NSTAR Electric's regulatory rate treatment of qualified pension and postretirement benefit obligations other than pensions (PBOP) costs.  (Refer to a further discussion of regulatory accounting treatment below.)  In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension costs and funding requirements.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)		Impact on
		Projected Benefit
	Change	Obligation	Impact on 2008 Cost
Actuarial Assumption	in Assumption	Increase/(Decrease)	Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(53,393)	$(5,187)
Decrease in discount rate	50 basis points	$52,846	$4,523
Increase in expected long-term
rate of return on plan assets	50 basis points	N/A	$(5,115)
Decrease in expected long-term
rate of return on plan assets	50 basis points	N/A	$5,115

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan liabilities.  Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company's plans.  In determining the expected long-term rate of return on plan assets, NSTAR Electric considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period.  In 2008, NSTAR Electric kept the expected long-term rate of return on plan assets at 9.0% as a result of the prevailing outlook for investment returns.  Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% for 2008, 2007 and 2006.

The expected long-term rate of return on Plan assets could vary from actual returns as well as the target allocation for investments over time.  As such, these fluctuations could impact NSTAR Electric's capital resources to meet its plan contributions.  During 2008, NSTAR Electric contributed $70 million to the Pension Plan.  In 2009 NSTAR Electric expects to contribute $25 million to the Pension Plan.

The Pension Protection Act of 2006 (the PPA) requires employers with defined-benefit pension plans to make minimum contributions to fund any shortfall between the assets and liabilities of the plan over a period of seven years.  On December 23, 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WRERA) was enacted.  WRERA provides relief to single employer pension plans with respect to contribution requirements for the 2008, 2009, and 2010 plan years.  Specifically, WRERA reduces the required shortfall to the difference between plan assets and 94% of the plan liabilities for the 2009 plan year (increasing to 96% in 2010).  The relief effectively reduces the required amount NSTAR will need to contribute to the pension plan for the 2009 plan year.  The Company is in compliance with PPA and WRERA as of December 31, 2008.

d.  Uncertain Tax Positions

Effective January 1, 2007, NSTAR Electric adopted the provisions of FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes" relating to uncertain tax positions.  FIN 48 requires management to use judgment in assessing the potential exposure from tax positions taken that may be challenged by taxing authorities.  Management is required to assess the possibility of alternative outcomes based upon all facts available at the reporting date, including in some cases the opinion of independent tax consultants.  These estimates could differ significantly from the ultimate outcome.  For additional information on uncertain tax positions and estimates used therein, refer to "Income Tax Matters" included in this section of this MD&A.

Investments in Yankee Companies

NSTAR Electric has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the Yankee Companies).  CY, YA and MY plant sites have been decommissioned in accordance with NRC procedures.  Amended licenses continue to apply to the ISFSI's where spent nuclear fuel is stored at these sites.  CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

Yankee Companies Spent Fuel Litigation

In October, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively.  This judgment in favor of these Yankee companies relates to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY.  NSTAR Electric's portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively.  On December 4, 2006, the DOE filed its notice of appeal of the trial court's decision.  As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion.  On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date.  On August 7, 2008, a federal appeals court reversed and remanded the U.S. Court of Federal Claims judgment based on an error in the measurement of the award calculation.  NSTAR Electric cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints. However, should NSTAR Electric ultimately prevail, proceeds received would be refunded to customers and would not have an earnings impact.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR

Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

Derivative Instruments

     Energy Contracts

NSTAR Electric accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion.

Asset Retirement Obligations

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

The recognition of an ARO within NSTAR Electric’s regulated utility business has no impact on its earnings.  In accordance with SFAS 71, NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists and is related to both plant assets containing hazardous materials and legal requirements to undertake remediation efforts upon retirement.

For NSTAR Electric the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2008 and 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $217.3 million and $214.4 million, respectively, based on the estimated cost of removal component in current depreciation rates.  At December 31, 2008, NSTAR Electric has an asset retirement cost in utility plant of $2.0 million, an asset retirement liability of $14.9 million and a regulatory asset of $12.9 million.

New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard became effective on January 1, 2009. NSTAR Electric anticipates that SFAS 161 will not have a significant impact on its current disclosures.

Rate and Regulatory Proceedings

a.  Rate Structures

     Rate Settlement Agreement

Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively).  These increases are generally offset by an equal and corresponding reduction in transition rates.  Uncollected transition costs are deferred and will be collected through future rates with a carrying charge.

     Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power.  As of December 31, 2008, 2007, and 2006, customers of NSTAR Electric had approximately 45%, 47%, and 49%, respectively, of their load requirements provided through Basic Service.  NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

b.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the DPU concerning its performance as to each measure and is subject to maximum penalties of up to two percent (two and one-half percent beginning in 2009) of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  The report indicates that no penalty was assessable for 2006.  The DPU approved the filing but did not approve NSTAR Electric’s benchmarks due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions.  On September 25, 2008, the DPU issued an order clarifying these requirements, and NSTAR Electric will file recalculated benchmarks in 2009.

On February 29, 2008, NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  The report did not include 2007 results for reliability measures for the duration and frequency of service interruptions due to the outstanding DPU decisions.  The filed report indicates that no penalty was assessable for 2007 for non-reliability measurements.  The September 2008 order clarified the outstanding issues pertaining to calculating reliability measures for the duration and frequency of service interruptions.  NSTAR Electric will now file its 2007 Service Quality Report for reliability performance information in 2009.

In addition, the May and September 2008 DPU orders established new requirements for NSTAR Electric performance metrics related to poor performing circuits.  These new performance metrics measure circuit performance over a three-year period that commenced on January 1, 2007.  NSTAR Electric’s performance level has not been in a penalty position as of December 31, 2008.  NSTAR Electric will not be able to determine its final performance related to all of the SQI circuit performance measurements until the end of 2009.

c.  Regulatory Matters

     Massachusetts Regulatory Environment

On July 2, 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The GCA:

•	Creates a new Department of Energy Resources with expanded powers to oversee energy efficiency, renewable and alternative energy development, and other Green programs;
•	Mandates efficiency improvements in government buildings, and provides technical and financial assistance to communities that implement Green initiatives;
•

Requires electric and natural gas distribution companies to file three-year energy efficiency investment plans designed to implement all available cost-effective energy efficiency and demand reduction resources; the plans are to include fully reconciling funding mechanisms and incentives;

•

Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts for which utilities would be allowed remuneration on certain contract commitments;

•	Establishes a “smart grid” pilot program;
•	Gives final approval to the State’s participation in the Regional Greenhouse Gas Initiative;
•	Increases the Renewable Portfolio Standard by 1% annually, requiring that by the year 2020 utilities and other electricity suppliers obtain 15% of the power they sell from renewable resources;
•	Authorizes electric distribution companies to construct, own, and operate up to 50 megawatts of solar generating capacity; and
•	Modifies the service quality performance penalty provision (Refer to Note K of the accompanying Notes to Consolidated Financial Statements).

The GCA provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

On August 7, 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted.  The intention of the GWSA is to reduce greenhouse gas emissions in Massachusetts across multiple sectors of the economy, first by requiring the reporting of carbon dioxide and other greenhouse gas emissions and then requiring the gradual reduction of such greenhouse gas emissions by 80% of 1990 levels over a 40-year period beginning in 2010.  Regulations setting forth specific detailed requirements under the GWSA will start with the reporting requirements that are presently expected to be established during the second quarter of 2009.  By January 1, 2012, the State is expected to adopt regulations establishing a desired level of declining emissions limits for resources that emit greenhouse gases.  At this time, NSTAR Electric cannot predict the effect of the GWSA on its future results of operations, financial position, or cash flows.

     Electric Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that permits them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric service.  This order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR Electric expects to file for lost base revenues in 2009.  The recovery of lost base revenues is not anticipated to have a material impact on earnings as any revenue adjustment mitigates the impact of lower sales resulting from energy efficiency.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

DPU Safety and Reliability programs (CPSL)

As part of the 2005 rate settlement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the second quarter of 2009.  NSTAR Electric cannot predict the timing of these pending filings.  Should an adverse decision be issued that would disallow CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.  Through December 31, 2008, $12.6 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.

NSTAR Electric is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

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

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs. Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of December 31, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $17 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by the FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position, or cash flows.

FERC Transmission ROE

  Local Transmission Facilities

Effective retroactive to February 1, 2005, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a base ROE on transmission facilities of 10.4%.  This was increased to 11.14% effective on November 1, 2006.  NSTAR Electric earns this ROE on all local transmission facility investments.

  Regional Transmission Facilities

The FERC also authorized a 50 basis point adder on regional facilities for joining a RTO effective February 1, 2005 (the RTO effective date).  NSTAR Electric joined ISO-New England on the RTO effective date, thereby qualifying for the adder. This brings the ROE on NSTAR Electric’s regional transmission facilities to 10.9% for the period from February 1, 2005 to October 31, 2006, and 11.64% thereafter.  Customers of the ISO-NE participants benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.

  Additional Incentive Adders

Additional incentive adders are decided on a case by case basis according to FERC’s most recent national transmission incentive rules.  The FERC may grant a variety of financial incentives, including

ROE basis point incentive adders, for qualified investments made in new regional transmission facilities. New England projects that were included in ISO-NE’s regional system plan and went into service prior to December 31, 2008 qualified for a 100 basis point ROE adder.  This 100 basis point adder, when combined with the FERC's approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.  NSTAR Electric’s 345 kV Transmission Project, among others, has received this additional incentive adder.

Proposed Transmission Investment

On December 12, 2008, NSTAR Electric together with Northeast Utilities (NU) (collectively, the Petitioners), filed a joint petition with the FERC for a declaratory judgment that would allow the Petitioners to enter into a bilateral transmission services agreement with Hydro Quebec (HQ) subsidiaries.  Under this agreement, the Petitioners would sell 1,200 MW of firm transmission service over a new, participant-funded transmission tie line connecting New England with the HQ system in order for HQ to sell and deliver this same amount of firm power from the HQ system to interested parties in New England for a term of no less than twenty years.  This project would provide a competitive source of clean power that is favorable in comparison to current alternatives and provides for an expansion of New England’s transmission system without raising regional transmission rates.

The Petitioners and HQ are negotiating:

•

A joint development agreement for the design and construction of a 1,200 MW high-voltage direct current line over existing rights-of-way in Northern New England to a point to be determined in Southern New Hampshire and are performing joint planning studies for this line

•

A long-term bilateral transmission service agreement

•

A Purchase Power Agreement for HQ to sell 1,200 MW of firm power to NSTAR Electric, NU and other interested New England entities for a period of no less than twenty years

These transmission agreements must be approved by the FERC and the Purchase Power Agreement between HQ, NSTAR Electric, NU and other interested New England entities must be approved by their appropriate state regulatory agencies.  NSTAR Electric anticipates that, if approved by the FERC and the DPU, construction will commence in the 2011 to 2014 timeframe and forecasts that its portion of the construction funding to be approximately $200 million.  NSTAR Electric and NU will finance and own this transmission line, while HQ will reimburse NSTAR Electric and NU for the total costs of this project, including an investment return to NSTAR Electric and NU, over twenty years.

General Legal Matters

In the normal course of its business, NSTAR Electric is involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Income Tax Matters

     Construction-related Costs

In 2004, NSTAR Electric, as part of NSTAR’s consolidated group, filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method (SSCM).  Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred.  NSTAR Electric has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $366.7 million.  In 2005, NSTAR Electric received formal notification from the IRS that the claim on its amended income tax return would be denied.  NSTAR Electric did not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR Electric, once this tax position is resolved.  As a result of recent developments, as of December 31, 2008, this refund has been recorded as a current refundable income tax on the accompanying Consolidated Balance Sheets; as of December 31, 2007, it was recorded as non-current.

     IRS Appeals and Examinations

As of December 31, 2008, the 2001 through 2007 federal and state tax years remain open.  Years 2001 through 2004 (which include the SSCM matter) are at the IRS Office of Appeals and years 2005 through 2007 are under examination by the IRS.  The 2008 Federal income tax return is being examined under the IRS Compliance Assurance Process (CAP).  This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  NSTAR Electric expects that ongoing IRS audits will not have a material effect on its financial statements.  However, the outcome of any audit and the timing of audit settlement are subject to significant uncertainty.

Results of Operations

The following section of MD&A compares the results of operations for each of the two fiscal years ended December 31, 2008 and 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2008 compared to 2007

Net income was $223.9 million for 2008 compared to $216.5 million for 2007.  Major factors (after tax) that contributed to the $7.4 million, or 3.4%, increase include:

•	Higher electric distribution revenues ($11.5 million)
•	Higher transmission revenues as a result of increased transmission investment base ($13.9 million)
•	Non-recurring cumulative impact of implementing the March 2008 FERC transmission order ($2.4 million)
•	Lower net interest expense primarily as a result of decreased interest rates and increased interest income related to higher regulatory asset balances ($4.2 million)

These positive earnings factors were partially offset by:

•

Higher operations and maintenance expenses ($7.5 million) primarily relating to unplanned expenditures related to litigation and claims ($2.6 million), and higher storm-related costs ($1.5 million).  The remaining increase relates to higher labor costs including union contract negotiations that concluded in January 2009

•	Higher depreciation and amortization and property tax expenses in 2008 related to higher depreciable electric distribution plant in service ($5.4 million)
•	Absence of the 2007 recognition of interest income on certain tax benefits ($3.0 million)

Significant cash flow events during 2008 include the following:

•

Cash flows from operating activities provided approximately $473 million, an increase of $42 million as compared to the same period in 2007.  The increase is due to an increase in operating income driven by increased electric distribution revenues, favorable changes in various working capital balances, and lower income tax payments.  These were offset by higher pension cash contributions during 2008

•	NSTAR Electric invested approximately $366 million in capital projects to improve capacity and reliability
•	NSTAR Electric paid approximately $57 million in common share dividends to NSTAR and retired approximately $155 million in long-term and securitized debt
•	Short-term borrowings increased from $257 million to $355 million during 2008, an increase of $98 million

Energy Sales

The following is a summary of retail electric energy sales for the years indicated:

	Years ended December 31,
Retail Electric Sales - MWH	2008	2007	% Change
			Increase/(decrease)

Residential	6,538,227	6,575,587	(0.6)
Commercial, Industrial, and Other	15,109,818	15,079,661	0.2
Total retail sales	21,648,045	21,655,248	0.0

NSTAR’s electric energy sales in 2008 were flat primarily due to the unfavorable weather conditions resulting from a cooler summer and a warmer winter during 2008 as compared to 2007.  In addition, electric sales have been impacted by the downturn in the economy that has resulted in lost sales from commercial office and retail business vacancies, and also by the impact of customer and NSTAR Electric sponsored conservation measures.

Weather, higher fuel costs, conservation measures, and economic conditions affect sales to NSTAR Electric’s residential and small commercial customers.  Economic conditions, higher fuel costs, and conservation measures affect NSTAR Electric’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Refer to the “Electric Revenues” section below for more detailed discussions.

NSTAR Electric's retail peak demand for 2008 was 4,379 MW measured on July 9, 2008.  This was 11.7% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating and cooling degree-days for the years 2008 and 2007 and the number of heating and cooling degree-days in a "normal" year as presented by a 30-year average.  NSTAR Electric uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1971-2000), as collected at the Worcester, Massachusetts airport and Boston’s Logan Airport for heating degree-day data and at Boston’s Logan Airport for cooling degree-day data, respectively.  Weather conditions during the three months ended September 30, 2008 measured by cooling degree-days were 10.4% lower/cooler for 2008 as compared to 2007, unfavorably impacting electric revenues.  Refer to the “Electric Revenues” sections below for more detailed discussions.

Heating Degree-Days	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31

2008	2,728	721	78	1,899
2007	2,918	817	62	1,859
Normal 30-Year Average	2,901	784	96	1,880

Percentage that 2008 was (warmer) colder than 2007	(6.5)%	(11.8)%	25.8%	2.2%
Percentage that 2008 was (warmer) colder than 30-year average	(6.0)%	(8.0)%	(18.8)%	1.0%

Cooling Degree-Days	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31

2008	-	210	578	1
2007	-	231	645	31
Normal 30-Year Average	1	175	593	8

Percentage that 2008 was (cooler) than 2007	n/m	(9.1)%	(10.4)%	n/m
Percentage that 2008 was warmer (cooler) than 30-year average	n/m	20.0%	(2.5)%	n/m
n/m- not meaningful

Operating Revenues

Operating revenues for 2008 increased 3% from 2007 as follows:

(in millions)			Increase/ (Decrease)
	2008	2007	Amount	Percent
Operating revenues
Retail distribution and transmission	$963.3	$957.0	$6.3	0.7%
Energy, transition and other	1,688.1	1,616.2	71.9	4.4%
Total revenues	$2,651.4	$2,573.2	$78.2	3.0%

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

The increase of $6.3 million, or 0.7%, in retail distribution and transmission revenues primarily reflects:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates.  This annual inflation-adjustment is offset by an equal and corresponding reduction in transition rates ($18.9 million)

•	Increased transmission revenues is primarily due to increased transmission investment base ($25.8 million)

These increases were partially offset by:

•	Decreased transmission revenues related to lower forecasted reliability must-run (RMR) payments to energy generators ($38.4 million) that are fully recoverable from customers

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $71.9 million increase in recovery of energy, transition, and other revenues is primarily attributable to the increase in the recovery of energy supply costs. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge.

Operating Expenses

Purchased power and transmission costs were $1,358.9 million in 2008 compared to $1,323.1 million in 2007, an increase of $35.8 million, or 2.7%.  This increase in expense reflects $34.8 million of higher transmission costs and higher Basic Service and other energy supply costs of $1.0 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Operations and maintenance expense was $347.2 million in 2008 compared to $334.2 million in 2007, an increase of $13 million, or 3.9%.  This increase primarily relates to higher labor and labor related costs, higher than planned insurance and claims costs, higher advertising costs, and higher storm-related costs.

Depreciation and amortization expense was $339.2 million in 2008 compared to $330.3 million in 2007, an increase of $8.9 million or 2.7%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.  The increase in transmission plant is primarily related to the in-service of NSTAR Electric’s 345kV project in December 2008.

DSM and renewable energy programs expense was $67.6 million in 2008 compared to $66.1 million in 2007, an increase of $1.5 million, or 2.3%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.

Property and other taxes were $84.3 million in 2008 compared to $78.5 million in 2007, an increase of $5.8 million, or 7.4% reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $140.3 million in 2008 compared to $132 million in 2008, an increase of $8.3 million, or 6.3%, primarily reflecting the higher pre-tax operating income in 2008.

Other income (deductions)

Other income, net was approximately $5.9 million in 2008 compared to $8.4 million in 2007, a decrease of $2.5 million, or 29.8%.  The decrease reflects lower after-tax earnings from the Company’s equity investments, and interest and dividend income.

Other deductions, net were approximately $3.1 million in 2008 compared to $1.4 million in 2007, an increase of $1.7 million.  The increase in deductions primarily reflects an after-tax loss on insurance policies investments in 2008 as compared to 2007.

Interest charges

Long-term debt and transition property securitization certificate interest charges were $106.8 million in 2008 compared to $100 million in 2007, an increase of $6.8 million, or 6.8%.  The increase in interest expense reflects:

•	$15.2 million in additional interest costs associated with NSTAR Electric’s $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $8 million resulting from redemptions of these securtities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding, and is collateralized by the future income stream associated primarily with NSTAR Electric's stranded costs

Short-term debt and other interest charges (income), net were $12.4 million of net interest income in 2008 compared to $3.3 million of net interest expense in 2007, a change of $15.7 million, or 476%.  The change in short-term and other interest charges (income) reflects:

•

Lower short-term borrowing costs of $8.9 million resulting from a 286 basis point decrease in the 2008 weighted average borrowing rate.  The weighted average short-term interest rate including fees was 2.39% and 5.25% in 2008 and 2007, respectively

•	Increased interest income of $12.9 million related to higher regulatory asset balances related to uncollected transition charges that are deferred and will be collected through future rates

These decreases were offset by:

•	Lower interest income on income tax matters of $5 million

Borrowing Arrangements

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had a $354.6 million and $257 million outstanding balance at December 31, 2008 and 2007, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and

excluding accumulated other comprehensive income (loss) from common equity.  At December 31, 2008 and 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 47.6% and 46.2%, respectively.

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

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  The DPU approved this financing plan on August 9, 2007.  Also on May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  This registration statement became effective on June 1, 2007.  On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed-rate (5.625%) Debentures.  NSTAR Electric used the proceeds of the issuance of these securities to finance capital expenditures, repay short-term debt, and/or general working capital purposes. On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009.

On December 2, 2008, NSTAR Electric filed a two-year financing plan with the DPU to issue an additional $500 million in long-term debt securities, and awaits approval of this filing.

Historically, NSTAR Electric has had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR Electric's financial condition and credit ratings.  Based on NSTAR Electric's key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Performance Assurances from Electricity Agreements

NSTAR Electric continuously enters into power purchase agreements to meet its entire basic service supply obligations.  Most of NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings.  In accordance with NSTAR Electric’s Internal Credit Policy, and to minimize NSTAR Electric’s risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR Electric has financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier.  In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations.  In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient.  In the event the supplier (or its guarantor) does not provide the required additional security within the required time frames, NSTAR Electric may then terminate the agreement.  In such event, NSTAR Electric may be required to secure alternative sources of supply at higher or lower prices than provided under the terminated agreements.  Some of these agreements include a reciprocal provision, where in the event that NSTAR Electric is downgraded below investment grade, it could be required to provide additional security for performance, such as a letter of credit.  Likewise, suppliers could be required to provide additional security in the event they are downgraded at any level depending on the value of their contract relative to prevailing market prices.

Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.  Such agreements include letters of credit, surety bonds and other guarantees.

At December 31, 2008, outstanding guarantees totaled $13.7 million as follows:

(in thousands)
Surety Bonds	$7,610
Other Guarantees	6,075
Total Guarantees	$13,685

As of December 31, 2008, NSTAR Electric has purchased a total of $1.2 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts required as part of the Company's workers' compensation self-insurance program.

NSTAR Electric has also issued $6.1 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.  This is a guarantee of the debt of those companies.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contractual Obligations

NSTAR Electric enters into a variety of contractual obligations and other commitments in the course of ordinary business activities.  The following table summarizes NSTAR Electric's significant contractual cash obligations as of December 31, 2008:

(in millions)	2009	2010	2011	2012	2013	Years Thereafter	Total
Long-term debt maturities	$1	$127	$2	$402	$1	$818	$1,351
Interest obligation on long-term debt	74	69	64	64	44	335	650
Securitization obligation	92	119	84	84	44	-	423
Interest obligation on transition property securitization	21	13	8	5	1	-	48
Lease buyout of equipment	24	-	-	-	-	-	24
Purchase obligations	28	1	1	-	-	-	30
Pension obligations	25	50	-	-	-	-	75
Electric capacity obligations	2	2	2	2	3	14	25
Decommissioning of nuclear generating units	7	8	9	9	8	15	56
Electric interconnection agreement	2	3	3	3	3	48	62
Purchase power buy-out obligations	142	140	75	32	27	72	488
Total obligation (a)	$418	$532	$248	$601	$131	$1,302	$3,232

(a)

Management has not included its FIN 48 liability as the timing of a payment, if any, cannot be reasonably estimated.  As of December 31, 2008, $14 million has been recorded as a FIN 48 liability.  Refer to Note E, "Income Taxes," in the accompanying Notes to the Consolidated Financial Statements.

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC, and in 2005, additional transition property securitization bonds issued through BEC Funding II, LLC and CEC

Funding, LLC.  These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric's transition charges and, as a result, these payment obligations do not affect NSTAR's overall cash flow.

Lease buyout of equipment - NSTAR Electric was unilaterally notified by the lessor of its vehicle fleet operating lease agreement that the leasing relationship would terminate effective November 13, 2009.  Management is presently exploring financing and/or leasing options with respect to its vehicle fleet.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected pension contributions beyond 2010.  Refer to Note F, "Pension and Other Postretirement Benefits," in the accompanying Notes to the Consolidated Financial Statements.

Electric capacity obligations reflect obligations for purchased power and are fully recoverable.  As a result, these payment obligations do not affect NSTAR Electric's results of operations.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies’ management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the three units in which NSTAR Electric has equity investments.

The electric interconnection agreement relates to a single interconnection with a municipal utility for additional capacity into NSTAR Electric’s service territory.

The purchase power buy-out obligation relates to NSTAR Electric’s execution of several agreements to buy-out or restructure certain purchase power contracts.  NSTAR Electric fully recovers these payments through its transition charge.  These amounts represents payments by NSTAR Electric for these agreements.

Contingencies

Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.

As of December 31, 2008 and 2007, NSTAR Electric had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2008 and 2007, were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,768,431	$1,779,620	$1,922,869	$1,937,650

As discussed in the following section, NSTAR Electric’s exposure to financial risk results primarily from fluctuations in interest rates.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Risk Management

NSTAR’s Energy Procurement Policy governs all energy-related transactions for its regulated electric and gas subsidiaries, including NSTAR Electric. This Policy is reviewed annually and is administered by NSTAR’s Risk Committee. The Committee is chaired by NSTAR’s chief executive officer and includes other senior officers.  Items covered by this Policy and approved by the Committee are all new energy supply transactions, authorization limits, energy related derivative and hedging transactions, and counter-party credit profiles.

Commodity and Credit Risk

Although NSTAR Electric has material energy commodity purchase contracts, any potential market risk, including counter-party credit risk, should not have an adverse impact on NSTAR Electric’s results of operations, cash flows, or financial position.  NSTAR Electric’s has rate-making mechanisms that allow for the recovery of energy supply costs from those customers who make commodity purchases from NSTAR Electric rather than from the competitive market supplier.  All energy supply costs incurred by NSTAR Electric in providing energy to its retail customers are recovered on a fully reconciling basis.

In addition, NSTAR Electric has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanics that permit recovery of these costs in a timely manner.  The majority of NSTAR Electric’s commodity purchase contracts range in term from three to twelve months.  NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers.  NSTAR Electric earns a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowings costs.  NSTAR Electric believes it is unlikely that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

Interest Rate Risk

NSTAR Electric believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable.  The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The weighted average interest rates, including fees for short-term indebtedness, were 2.4% and 5.3% for 2008 and 2007, respectively.  On a long-term basis, NSTAR Electric mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Directors of NSTAR Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR Electric Company and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note E to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 9, 2009

Item 8.  Financial Statements and Supplementary Data

NSTAR Electric Company

Consolidated Statements of Income

	Years ended December 31,
	2008	2007	2006
	(in thousands)

Operating revenues	$2,651,424	$2,573,248	$2,923,835

Operating expenses:
Purchased power and transmission	1,358,934	1,323,109	1,713,623
Operations and maintenance	347,229	334,190	319,801
Depreciation and amortization	339,236	330,325	323,701
Demand side management and
renewable energy programs	67,556	66,073	63,896
Property and other taxes	84,258	78,523	78,209
Income taxes	140,348	131,993	122,480
Total operating expenses	2,337,561	2,264,213	2,621,710

Operating income	313,863	309,035	302,125

Other income (deductions) net of income taxes:
Other income, net	5,851	8,408	10,707
Other deductions, net	(3,080)	(1,351)	(1,182)
Total other income, net	2,771	7,057	9,525

Interest charges (income):
Long-term debt	78,719	63,665	67,097
Transition property securitization	28,120	36,287	44,692
Short-term and other, net	(12,394)	3,262	3,971
AFUDC	(1,708)	(3,624)	(6,521)
Total interest charges	92,737	99,590	109,239

Net income	$223,897	$216,502	$202,411

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2008	2007	2006
	(in thousands)

Balance at the beginning of the year, as previously reported	$836,918	$816,399	$731,948
Adoption of FIN 48	-	2,277	-
Adjusted balance at the beginning of the year	836,918	818,676	731,948
Add:
Net income	223,897	216,502	202,411
Subtotal	1,060,815	1,035,178	934,359
Deduct:
Dividends declared:
Common stock dividends declared to Parent	56,600	196,300	116,000
Preferred stock dividends declared	1,960	1,960	1,960
Subtotal	58,560	198,260	117,960
Balance at the end of the year	$1,002,255	$836,918	$816,399

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets

Utility Plant:
Electric plant in service, at original cost	$4,970,766	$4,671,613
Less: accumulated depreciation	1,178,315	1,099,026
	3,792,451	3,572,587
Construction work in progress	111,300	102,754
Net utility plant	3,903,751	3,675,341

Investments:
Equity and other investments	6,782	7,172
Restricted cash	6,988	6,988
Nonutility property, net	518	1,105
	14,288	15,265
Current assets:
Cash and cash equivalents	8,556	16,815
Accounts receivable, net of allowance of $25,431 and $21,990 in 2008 and 2007, respectively	258,381	250,571
Accrued unbilled revenues	47,340	44,443
Regulatory assets	390,551	406,637
Inventory, at average cost	23,805	36,588
Refundable income taxes	128,340	-
Other	20,558	3,361
Total current assets	877,531	758,415

Deferred debits:
Regulatory assets	2,055,410	1,890,372
Pension asset	-	37,144
Other	38,822	54,929
Total deferred debits	2,094,232	1,982,445

Refundable income taxes	-	128,340

Total assets	$6,889,802	$6,559,806

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	1,002,255	836,918
Total common equity	1,994,868	1,829,531

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,343,954	1,344,813
Transition property securitization	331,209	483,961
Total long-term debt	1,675,163	1,828,774

Current liabilities:
Transition property securitization	92,580	93,407
Long-term debt	688	688
Notes payable	354,583	257,000
Power contracts	123,540	137,392
Accounts payable	203,337	212,129
Payable to affiliates, net	84,244	68,410
Income taxes	101,692	89,276
Accrued interest	14,490	14,282
Other	65,075	46,686
Total current liabilities	1,040,229	919,270

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,107,494	1,105,859
Power contract obligations	345,393	467,932
Pension liability	305,668	-
Regulatory liability - cost of removal	217,266	214,352
Payable to affiliates	60,210	60,210
Other	100,511	90,878
Total deferred credits	2,136,542	1,939,231

Commitments and contingencies

Total capitalization and liabilities	$6,889,802	$6,559,806

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities:
Net income	$223,897	$216,502	$202,411
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	344,764	335,744	328,355
Deferred income taxes and investment tax credits	(2,586)	(6,875)	8,136
Gains on sale of nonutility property	-	-	(4,144)
Premium paid on long-term debt redemption	-	(17,647)	-
Net changes in:
Accounts receivable and accrued unbilled revenues	(10,707)	(3,507)	(29,808)
Inventory, at average cost	12,783	(7,196)	(1,800)
Accounts payable	2,500	8,800	45,397
Other current assets and liabilities	(128,376)	51,086	28,302
Regulatory assets	(1,678)	85,484	10,825
Deferred debits and credits, net	32,511	(231,293)	(136,736)
Net cash provided by operating activities	473,108	431,098	450,938

Investing activities:
Plant expenditures (including AFUDC)	(366,398)	(320,234)	(374,127)
Proceeds on sales of property	425	-	13,295
Other investments	746	905	549
Net cash used in investing activities	(365,227)	(319,329)	(360,283)

Financing activities:
Long-term debt issuance, net of discount	-	298,694	197,886
Transition property securitization redemptions	(153,579)	(151,932)	(153,349)
Financing costs	-	(2,301)	(1,750)
Long-term debt redemption	(1,584)	(79,391)	(29,166)
Net change in notes payable	97,583	24,800	(700)
Contribution from Parent Company	-	-	15,000
Dividends paid	(58,560)	(198,260)	(117,960)
Net cash used in financing activities	(116,140)	(108,390)	(90,039)

Net (decrease) increase in cash and cash equivalents	(8,259)	3,379	616
Cash and cash equivalents at the beginning of the year	16,815	13,436	12,820
Cash and cash equivalents at the end of the year	$8,556	$16,815	$13,436

Cash paid during the period for:

Interest, net of amounts capitalized	$108,705	$107,333	$104,029

Income taxes	$126,367	$148,353	$221,141

Non-cash investing activity:

Plant additions included in ending accounts payable	$47,652	$43,260	$38,515

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  Nature of Operations

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

Effective January 1, 2007, NSTAR, the parent company of Boston Edison Company (Boston Edison), completed the transfer of the assets (consisting primarily of the utility distribution facilities, properties, franchise rights and other assets and liabilities), of its wholly-owned electric subsidiaries, Commonwealth Electric Company (ComElectric),  Cambridge Electric Light Company (Cambridge Electric) and Canal Electric Company (Canal) to Boston Edison.  The transfer of net assets was structured as a merger under common control and ownership of ComElectric, Cambridge Electric and Canal into Boston Edison.  The transfer of net assets was made pursuant to NSTAR's Settlement Agreement of December 30, 2005 as approved by the DPU.  NSTAR requested and received approval of this merger from the DPU and FERC during the fourth quarter of 2006.  The merger was effective as of January 1, 2007 and Boston Edison was renamed NSTAR Electric Company.  Refer to Note B, "Transfer of Net Assets Structured as a Merger," for further detail.

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric consolidated its three wholly-owned special-purpose subsidiaries, BEC Funding LLC (BEC Funding), BEC Funding II LLC (BEC Funding II) and CEC Funding LLC (CEC Funding) all established to facilitate the sale of electric rate reduction certificates at public offerings.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act (Restructuring Act) and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  These entities are included in the consolidated financial statements of NSTAR Electric.

2.  Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, retained earnings, financial position and cash flows of NSTAR Electric and its subsidiaries, Harbor Electric Energy Company (HEEC), BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  All intercompany transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to prior year amounts to conform to the current year’s presentation.  These include the reclassification of approximately $100 million of regulatory assets as of December 31, 2007 from current to non-current on the accompanying Consolidated Balance Sheets.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC.  The accompanying Consolidated Financial Statements conform to accounting principles generally accepted in the United States of America (GAAP).  NSTAR Electric is subject to the FASB Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.  Refer to Note D for more information on regulatory assets.

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

4.  Revenues

Utility revenues are based on authorized rates approved by the DPU and the FERC.  Estimates of distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period.

5.  Utility Plant

Utility plant is stated at original cost.  The cost of replacements of property units is capitalized. Maintenance, repairs and replacements of certain items are expensed as incurred.  The original cost of property retired, net of salvage value, is charged to accumulated depreciation.  The incurred related cost of removal is charged against the Regulatory liability - cost of removal in the accompanying Consolidated Balance Sheets.  The following is a summary of utility property and equipment, at cost, at December 31:

(in thousands)	2008	2007
Electric -
Transmission	$1,117,464	$956,841
Distribution	3,640,778	3,492,125
General	212,524	222,647
Electric utility plant in service	$4,970,766	$4,671,613

6.  Depreciation and Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property.  The composite rates are subject to the approval of the DPU and the FERC.  The overall composite depreciation rates for utility property were 3.03%, 3.03%, and 3.07% in 2008, 2007 and 2006, respectively.  The rates include a cost of removal component, which is collected from customers during the service life of the property.  Depreciation and amortization expense on utility plant for 2008, 2007 and 2006 was $145.9 million, $137.0 million, and $129.6 million, respectively.

7.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction.  In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense.  Average AFUDC rates in 2008, 2007 and 2006 were 2.39%, 5.25%, and 5.24%, respectively, and represented only the costs of short-term debt.  The 2008 rate decrease is directly related to decreases in short-term borrowing rates.

8.  Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2008 and 2007 are comprised of liquid securities with maturities of 90 days or less when purchased.

9.  Restricted Cash

Restricted cash represents the funds held in escrow on behalf of NSTAR Electric to secure a portion of principal and interest on the Transition Property Securitization Certificates.  Such amount will be released upon final payment of the Transition Property Securitization Certificates.

10.  Use of Fair Value

NSTAR Electric uses the fair value hierarchy of SFAS No. 157, “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets.  Refer to Note I, “Fair Value,” for more information.

The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value.  For its long-term debt, management estimates are based in part on quotations from broker/dealers or interest rate information for similar instruments.  The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

11.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 (SFAS 109), "Accounting for Income Taxes."  Income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period.  Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.  Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes."  Refer to Note E, "Income Taxes," for more information.

12.  Equity Method of Accounting

NSTAR Electric uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest.  Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment.  The investment is reduced as cash dividends are received.  NSTAR Electric participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 4% to 14% in three regional nuclear facilities (CY, MY and YA), all of which have been decommissioned in accordance with the federal NRC procedures.

13.  Other Income (deductions), net of income taxes

Major components of other income, net were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Equity earnings	$820	$1,495	$644
Interest income	3,406	6,835	8,180
Sales of nonutility property	-	-	4,144
Rental income	3,043	2,953	2,522
Miscellaneous other (includes
applicable income tax expense)	(1,418)	(2,875)	(4,783)
Total other income, net	$5,851	$8,408	$10,707

Major components of other deductions, net were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Charitable contributions	$(731)	$(1,471)	$(382)
Minor property costs	(368)	-	-
Miscellaneous other deductions, (includes
applicable income tax benefit)	(1,981)	120	(800)
Total other deductions, net	$(3,080)	$(1,351)	$(1,182)

14.  Short-Term Debt Interest (Income) Charges, net

Major components of interest (income) charges related to short-term debt and other, net were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Short-term debt	$6,931	$15,795	$5,123
Regulatory assets	(17,254)	(4,363)	(2,602)
Income tax deficiencies	(4,607)	(9,562)	(2,208)
Other	2,536	1,392	3,658
Total interest (income) charges	$(12,394)	$3,262	$3,971

15.  Related Party Transactions

The accompanying Consolidated Balance Sheets include $60.2 million in Deferred credits - Payable to Affiliates as of December 31, 2008 and 2007.  This amount is composed of payments received from affiliates as a result of the Company's role as the sponsor of the NSTAR Pension Plan.

The accompanying Consolidated Statements of Income as of December 31, 2008, 2007 and 2006 include a net allocation of affiliated companies' expenses of $185 million, $183 million, and $202 million, and affiliated companies' interest income of $0.6 million, $1.4 million, and $3.9 million, respectively.  Operating expenses are charged between NSTAR Electric and its affiliated companies on a cost sharing method based on proportionate rendering of services.

16.  Purchase and Sales Transactions with ISO-NE

During 2004 and 2005, NSTAR Electric successfully completed several buy-out and restructuring agreements for substantially all of its long-term purchase power contracts.  For the remaining long-term power contract, NSTAR Electric sells its power entitlement through ISO-NE at daily market prices and the contract is not used to satisfy its Basic Service energy requirements.  NSTAR Electric is prohibited by the DPU from executing new long-term energy supply agreements without prior approval of the DPU.  During

2008, 2007, and 2006, NSTAR Electric recorded an offset for these sales revenues as a reduction to Purchased power and transmission expense of $251.9 million, $212.8 million, and $175.1 million, respectively, on the accompanying Consolidated Statements of Income.

17.  New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard became effective on January 1, 2009. NSTAR Electric anticipates that SFAS 161 will not have a significant impact on its current disclosures.

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

The recognition of an ARO within NSTAR Electric’s regulated utility business has no impact on its earnings.  As a rate regulated utility, NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.

For NSTAR Electric’s regulated utility business, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2008 and 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $217.3 million and $214.4 million, respectively, based on the estimated cost of removal component in current depreciation rates.  At December 31, 2008,

NSTAR Electric has an asset retirement cost in utility plant of $2.0 million, an asset retirement liability of $14.9 million and a regulatory asset of $12.9 million.

Note D.  Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators.  These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2008	2007
Energy contracts (including Yankee units)	$468,933	$605,323
Goodwill	530,774	548,082
Securitized and other energy-related costs	637,803	731,485
Retiree benefit costs	643,793	254,623
Income taxes, net	30,371	31,800
Purchased energy costs (over)/under collection	(26,200)	18,087
Redemption premiums	25,737	28,233
Other	134,750	79,376
Total current and long-term regulatory assets	$2,445,961	$2,297,009

Under the traditional revenue requirements model, electric rates are based on the cost of providing energy delivery service.  Under this model, NSTAR Electric is subject to certain accounting standards that are not applicable to other businesses and industries in general.  The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is probable.  This is applicable to NSTAR Electric's distribution and transmission operations.

Amortization expense recorded in Depreciation and amortization on the accompanying Consolidated Statements of Income on certain regulatory assets for 2008, 2007 and 2006 was $193.3 million, $193.3 million, and $194.1 million, respectively.  The amortization of other regulatory assets is recorded to Purchased power and transmission expense on the accompanying Consolidated Statements of Income.

     Energy contracts

At December 31, 2008 and 2007, respectively, $412.7 million and $540.8 million represent the recognition of certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric's transition charges.  Refer to Note J, "Contracts for the Purchase of Energy," for further details.  Since no cash outlay was incurred by NSTAR Electric to create the regulatory asset, NSTAR Electric does not earn a return on this regulatory asset.  NSTAR Electric recognized this regulatory asset as a result of recording the contract termination liability in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  The contracts' termination payments will occur over time and will be collected from customers through NSTAR Electric's transition charge over the same time period.  The cost recovery period of these terminated contracts is through September, 2016.

In addition, the unamortized balance of the costs to decommission the CY, YA and MY nuclear power plants was $56.2 million and $64.5 million at December 31, 2008 and 2007, respectively.  All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations.  NSTAR Electric’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014 and for MY in 2013.  However, should the actual costs exceed current estimates, NSTAR Electric could have an obligation beyond these periods that would be fully recoverable.  These costs are recovered through NSTAR Electric’s transition charge. NSTAR Electric does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR Electric by these plants.  Refer to Note K, “Commitments and Contingencies,” for further discussion.

     Goodwill

The Company's goodwill originated from the merger that created NSTAR in 1999.  As a result of a rate order from the DPU approving the merger, NSTAR Electric is recovering goodwill from its customers and, therefore, it has determined that this rate structure allows for amortization of goodwill over the collection period.  Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.

     Securitized and other energy-related costs

A portion of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  The collateralized amounts at December 31, 2008 and 2007 were $434 million and $586.9 million, respectively.  The certificates are non-recourse to NSTAR Electric.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $164.8 million and $94.8 million at December 31, 2008 and 2007, respectively. These cost recoveries primarily occur through September 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $39 million and $49.8 million at December 31, 2008 and 2007, respectively.

     Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2008 and 2007 of $643.8 million and $254.6 million, respectively, is primarily related to the application of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158).  (Refer to Note F, "Pension and Other Postretirement Benefits," for further details.)  During 2008, the funded status of NSTAR Electric’s Pension plan was significantly impacted by the declines in the over-all financial markets.  This change in funded status resulted in a liability which was offset by a corresponding increase in the retiree benefit costs regulatory asset.  The remaining balance reflects the deferred pension and PBOP costs and over-recoveries of costs.  In accordance with the PAM, these amounts are amortized and collected from or returned to customers over three years.  At December 31, 2008 and 2007, a deferred over-recovery of costs amounted to $23.9 million and $10.9 million, respectively.  NSTAR Electric recovers its qualified pension and PBOP expenses through this reconciling rate mechanism, thereby removing the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the DPU.  NSTAR Electric earns a carrying charge on $327.8 million of the retiree benefit regulatory asset under the PAM regulatory mechanism.

     Income taxes, net

This regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component.  Offsetting these amounts is a regulatory liability associated with unamortized investment tax credits.

     Purchased energy costs

The purchased energy costs at December 31, 2008 and 2007 relate to deferred electric Basic Service costs.  Basic Service is the electricity that is supplied by the local distribution company when a customer has not chosen to receive service from a competitive supplier.  The market price for Basic Service may fluctuate based on the average market price for energy.  Amounts incurred for Basic Service are recovered on a fully reconciling basis without a return.

     Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval.  The decrease reflects the amortization of these redemption premiums.  There is no return recognized on this balance.

     Other

Amounts included consist of deferred transmission costs, other DPU costs, and merger-related costs. Deferred transmission costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services that will be recovered over a subsequent twelve-month period with carrying charges.  The costs associated with a DPU-approved safety and reliability program are recovered over a seven-year period without a return.  The merger-related costs are collected from all NSTAR Electric distribution customers as approved by DPU, and exclude a return component.  Merger-costs are being amortized over a ten-year period ending in August, 2009.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109."  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.4 million and $31.8 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2008 and 2007, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2008	2007
Deferred tax liabilities:
Depreciation	$628,321	$592,702
Goodwill	208,196	214,985
Power contracts	147,620	183,049
Purchased power	88,039	51,008
Transition costs	32,510	60,376
Pension expense	105,403	75,354
Other	68,826	76,913
	1,278,915	1,254,387

Deferred tax assets:
Other	92,486	65,393
	92,486	65,393
Net accumulated deferred income taxes	1,186,429	1,188,994
Accumulated unamortized investment tax credits	14,948	16,398
	$1,201,377	$1,205,392

Investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

For Federal income tax purposes, NSTAR Electric files its return as part of the NSTAR consolidated income tax return.  As such, the amount of current and deferred Federal income tax expense or benefit is calculated based on NSTAR Electric's stand alone taxable income.  NSTAR Electric is obligated to pay or receive from NSTAR its share of current Federal tax expense or benefit.  NSTAR Electric's deferred Federal income tax liability represents future income tax payments to NSTAR.

Components of income tax expense were as follows:

(in thousands)	2008	2007	2006
Current income tax expense	$143,369	$139,327	$114,950
Deferred income tax (benefit) expense	(1,571)	(5,863)	9,009
Investment tax credit amortization	(1,450)	(1,471)	(1,479)
Income taxes charged to operations	140,348	131,993	122,480
Tax expense on other income, net:
Current income tax expense on other income	1,064	2,807	5,542
Deferred income tax expense on other income	435	460	606
Income tax expense on other income	1,499	3,267	6,148
Total income tax expense	$141,847	$135,260	$128,628

The effective income tax rates reflected in the accompanying consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2008	2007	2006
Statutory tax rate	35%	35%	35%
State income tax, net of federal income tax benefit	4	4	4
Effective tax rate	39%	39%	39%

Uncertain Tax Positions

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes," establishes criteria for the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

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

The following is a reconciliation of the unrecognized tax benefits have been recognized as FIN 48 liabilities on the accompanying Consolidated Balance Sheets included in Deferred Credits – Other:

(in millions)	2008	2007
Balance at beginning of year	$14	$12
Additions for current year tax positions	-	2
Balance at end of year	$14	$14

As of December 31, 2008 and 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

     Construction-related Costs

In 2004, NSTAR Electric, as part of NSTAR’s consolidated group, filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method (SSCM).  Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred.  NSTAR Electric has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $366.7 million.  In 2005, NSTAR Electric received formal notification from the IRS that the claim on its amended income tax return would be denied.  NSTAR Electric did not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR Electric, once this tax position is resolved.  As a result of recent developments, as of December 31, 2008, this refund has been recorded as a current refundable income tax on the accompanying Consolidated Balance Sheets; at December 31, 2007, it was recorded as non-current.

     IRS Appeals and Examinations

As of December 31, 2008, the 2001 through 2007 federal and state tax years remain open.  Years 2001 through 2004 (which includes the SSCM matter) are at the IRS Office of Appeals and years 2005 through 2007 are under examination by the IRS.  The 2008 Federal income tax return is being examined under the IRS Compliance Assurance Process (CAP).  This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  NSTAR Electric expects that ongoing IRS audits will not have a material effect on its financial statements.  However, the outcome of any audit and the timing of audit settlement are subject to significant uncertainty.

Interest on Tax Positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in Interest charges: Short-term debt and other and related penalties, if applicable, in Other deductions, net on the accompanying Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48.  For the years ended December 31, 2008 and 2007, the amount of interest income, net, recognized on the accompanying Consolidated Statements of Income was $4.6 million and $9.6 million, respectively, and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $18.5 million and $13.9 million, respectively.  No penalties were recognized during 2008 and 2007.

In addition to its FIN 48 tax liability, NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions.  These unrecognized benefits were $9 million as of both December 31, 2008 and 2007.  It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months from December 31, 2008.  This would occur if NSTAR Electric were to reach a final resolution with the IRS Office of Appeals on this issue.  The estimated range of the unrecognized potential change is zero to approximately $9 million as of December 31, 2008.

Note F.  Pension and Other Postretirement Benefits

NSTAR Electric accounts for the funded status of its Pension Plan in accordance with the provisions of SFAS 158. This standard amended SFAS Nos. 87, 88, and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the over funded or under funded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  As a result of NSTAR Electric's approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR Electric has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

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

The following tables for NSTAR Electric’s Pension benefit plan presents the changes in benefit obligation, change in the Plan’s assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended
	December 31,
(in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,012,234	$1,033,727
Service cost	20,471	20,841
Interest cost	60,900	59,526
Plan participants' contributions	24	32
Actuarial gain	(7,549)	(28,273)
Settlement payments	(11,669)	(21,471)
Benefits paid	(52,033)	(52,148)
Projected benefit obligation, end of the year	$1,022,378	$1,012,234

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$1,049,378	$1,029,059
Actual return on Plan assets, net	(338,990)	93,906
Employer contribution	70,000	-
Plan participants' contributions	24	32
Settlement payments	(11,669)	(21,471)
Benefits paid	(52,033)	(52,148)
Fair value of Plan assets at end of the year	$716,710	$1,049,378

Funded status at end of year – (under)/over funded	$(305,668)	$37,144

The market-related value of NSTAR Electric’s pension plan assets is determined based on the actual fair value as of the balance sheet date for all classes of assets.  Therefore, the difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2008	2007
Deferred debits - other	$-	$37,144
Pension liability	(305,668)	-
	$(305,668)	$37,144

Amounts not yet reflected in net periodic benefit cost and included in regulatory assets:

(in thousands)	December 31,
	2008	2007
Prior service credit	$2,797	$3,543
Accumulated actuarial loss	(674,682)	(272,153)
Cumulative employer contributions in excess of net periodic benefit cost	366,217	305,754
Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(305,668)	$37,144

The accumulated benefit obligation for the qualified pension plan as of December 31, 2008 and 2007 were $969.6 million and $962.9 million, respectively.

Weighted average assumptions were as follows:

	2008	2007	2006
Discount rate at the end of the year	6.25%	6.25%	6.0%
Expected return on Plan assets for the year	9.0%	9.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plan's discount rate is based on a rate modeling of a bond portfolio that approximates the Plan liabilities.  In addition, management considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Plan and through periodic bond portfolio matching.  The Plan's long-term rate of return is based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a long-term period.  Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% for 2008, 2007 and 2006.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Service cost	$20,471	$20,841	$20,347
Interest cost	60,900	59,526	57,094
Expected return on Plan assets	(86,278)	(83,434)	(78,013)
Amortization of prior service cost	(746)	(746)	(810)
Recognized actuarial loss	15,190	19,942	26,389
Net periodic benefit cost before allocation to affiliates	$9,537	$16,129	$25,007

The Company, as a sponsor of the Plan, allocated net costs and was reimbursed by its affiliated companies a total of $1.5 million, $3.2 million, and $5 million in 2008, 2007 and 2006, respectively.

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

The following indicates the weighted average asset allocation percentage of the fair value of total Plan assets for each major type of Plan asset as of December 31st as well as the targeted ranges:

	Plan Assets		Targeted
	2008	2007	Ranges	Typical Benchmark
Asset Category
Equity securities	29%	43%	20% - 30%	CITI BMI World
Debt securities	28	14	20% - 30%	Barclays Aggregate
Real Estate	20	25	10% - 20%	NCREIF Property
Alternative	23	18	20% - 30%	HFRI Fund of Funds Composite Index
Total	100%	100%

The alternative asset category consists of hedge funds and common/collective trusts.

The primary investment goal of the Plan is to achieve a total annualized return of 9% (before expenses) over the long-term and to minimize unsystematic risk so that no single security or class of securities will have a disproportionate impact on the Plan.  Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy.  Other benchmarks are also considered.  NSTAR Electric currently uses 22 asset managers to manage its Plan assets.  Assets are diversified by several asset classes (i.e., equities, bonds) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

•	No more than 6% of an asset manager’s equity portfolio market value may be invested in one company
•	Each equity portfolio should be invested in at least 20 different companies in different industries
•	No more than 50% of each equity portfolio’s market value may be invested in one industry sector, and
•	No more than 5% of a fixed income manager’s portfolio may be invested in the security of an issuer, expect the U.S. Government and its agencies

Employer contributions in 2008 of $70 million were made to the Pension Plan.  NSTAR Electric anticipates making contributions to its Pension Plan in 2009 of approximately $25 million.

The estimated benefit payments for the next ten years are as follows:

(in thousands)
2009	$67,085
2010	68,401
2011	70,564
2012	73,398
2013	74,567
2014 - 2018	404,941
Total	$758,956

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

NSTAR Electric’s other postretirement benefits are not vested and the Company has the right to modify any benefit provision, including contribution requirements, with respect to any current or former employee, dependent or beneficiary, subject to applicable laws at that time.

To fund these postretirement benefits, NSTAR, on behalf of NSTAR Electric and other subsidiaries, makes contributions to various Voluntary Employee Benefit Association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

The funded status of the Plan cannot be presented separately for NSTAR Electric since the Company participates in the Plan trusts with other subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.

The net periodic postretirement benefits costs allocated to NSTAR Electric were $17.4 million, $18.4 million and $17.9 million in 2008, 2007 and 2006, respectively.

3.   Savings Plan

NSTAR Electric contributes proportionately into a defined contribution 401(k) plan for applicable employees of NSTAR Electric & Gas.  Matching contributions (which are equal to 50% of the employees' deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) included in the accompanying Consolidated Statements of Income amounted to $7.9 million, $7.1 million, and $7.2 million in 2008, 2007 and 2006, respectively.  The election available to participants to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid.  During this period, participants cannot change their election.  NSTAR dividends are paid to this plan four times a year in February, May, August and November.

Note G.  Capital Stock

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

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
	Current Shares	Redemption	December 31,
Series	Outstanding	Price/Share	2008	2007
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

Note H.  Indebtedness

1.  Long-Term Debt

NSTAR Electric’s long-term debt consisted of the following:

	December 31,
(in thousands)	2008	2007
Debentures:
7.80%, due May 2010	$125,000	$125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	300,000	300,000
5.75%, due March 2036	200,000	200,000
Bonds:
Sewage facility revenue bonds, due through 2015 (HEEC)	9,988	11,571
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	15,000	15,000
Transition Property Securitization Certificates:
3.78%, due September 2008	-	21,776
7.03%, due March 2010	75,554	144,365
4.13%, due September 2011	203,475	266,477
4.40%, due September 2013	144,771	144,771
	1,773,788	1,928,960
Unamortized debt discount	(5,357)	(6,091)
Amounts due within one year	(93,268)	(94,095)
Total long-term debt	$1,675,163	$1,828,774

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  This registration statement became effective on June 1, 2007.  The DPU approved this financing plan on August 9, 2007.  On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures.  NSTAR Electric used the proceeds from the issuance of these securities to finance its capital expenditures, for repayment of short-term debt, and for general working capital purposes.  On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015.  Scheduled redemptions of $1.65 million were made in 2008 and 2007.  The interest rate of the bonds was 7.375% for both 2008 and 2007.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are currently redeemable at par.

The aggregate principal amounts of NSTAR Electric long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2008 are approximately $93 million in 2009, $246 million in 2010, $86 million in 2011, $486 million in 2012, $45 million in 2013 and $818 million thereafter.

The Transition Property Securitization Certificates of BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies) are each collaterized with separate securitized regulatory assets with combined balances of $434 million and $586.9 million as of December 31, 2008 and 2007, respectively. NSTAR Electric, as servicing agent for the Funding companies, collected $179.9 million and $185.1 million in 2008 and 2007, respectively.  Funds collected from the companies' respective customers are transferred to each Funding companies' Trust on a daily basis.  These Certificates are non-recourse to NSTAR Electric.

On March 16, 2006, NSTAR Electric sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.

2.  Financial Covenant Requirements and Lines of Credit

NSTAR Electric has no financial covenant requirements under its long-term debt arrangements and its long-term debt is unsecured.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $354.6 million and $257 million outstanding balances at December 31, 2008 and 2007, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At December 31, 2008 and 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 47.6% and 46.2%, respectively.

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 2.39% and 5.25% in 2008 and 2007, respectively.  In aggregate, short-term borrowings totaled $354.6 million and $257 million at December 31, 2008 and 2007, respectively.

On December 2, 2008, NSTAR Electric filed a two-year financing plan with the DPU to issue an additional $500 million in long-term debt securities, and awaits approval of this filing.

Note I.  Fair Value

Financial Instruments – FAS 157

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

Fair Value Measurements – FAS 107

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2008 and 2007, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 2008 and 2007 were as follows:

(in thousands)	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,768,431	$1,779,620	$1,922,869	$1,937,650

Note J.  Contracts for the Purchase of Energy

As a Massachusetts distribution company, NSTAR Electric is required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for power.  For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations.  NSTAR Electric enters into short-term power purchase agreements to meet its Basic Service supply obligation, ranging in term from three to twelve months.  NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of Basic Service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contracts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers.  NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision.  In 2007, NSTAR Electric entered into two longer-term renewable energy supply contracts with 10-year terms, which were filed with the DPU for approval.  In April 2008, the DPU approved the contracts and the recovery of costs through Basic Service rates.

Note K.  Commitments and Contingencies

1.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the DPU concerning its performance as to each measure and is subject to maximum penalties of up to two percent (two and a half percent beginning in 2009) of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

On March 1, 2007, NSTAR Electric filed its 2006 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  The report indicates that no penalty was assessable for 2006.  The DPU approved the filing but did not approve NSTAR Electric’s benchmarks due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions.  On September 25, 2008, the DPU issued an order clarifying these requirements, and NSTAR Electric will file recalculated benchmarks in 2009.

On February 29, 2008, NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  The report did not include 2007 results for reliability measures for the duration and frequency of service interruptions due to the outstanding DPU decisions.  The filed report indicates that no penalty was assessable for 2007 for non-reliability measurements.  The September 2008 order clarified the outstanding issues pertaining to calculating reliability measures for the duration and frequency of service interruptions.  NSTAR Electric will now file its 2007 Service Quality Report for reliability performance information in 2009.

In addition, the May and September 2008 DPU orders established new requirements for NSTAR Electric performance metrics related to poor performing circuits.  These new performance metrics measure circuit performance over a three-year period that commenced on January 1, 2007.  NSTAR Electric’s performance level has not been in a penalty position as of December 31, 2008.  NSTAR Electric will not be able to determine its final performance related to all of the SQI circuit performance measurements until the end of 2009.

On July 2, 2008, the Massachusetts Legislature passed the “Green Communities Act” (GCA), an energy policy legislation.  Among other things, the GCA increased the potential maximum service quality performance penalties provision from 2% to 2.5% of total transmission and distribution revenues effective for the 2009 performance year.

2.  Contractual Commitments

     Leases

NSTAR Electric has leases for facilities and equipment, including agreements for use of transmission facilities of other providers.  The estimated minimum rental commitments under non-cancelable operating leases for the years after 2008 are as follows:

(in thousands)
2009	$15,238
2010	7,460
2011	6,695
2012	6,573
2013	6,179
Years thereafter	10,385
$52,530

NSTAR Electric was notified by one of its lessors of vehicle fleet operating leases that the agreement will terminate on November 13, 2009.  As a result, an approximate $24 million one-time payment is anticipated to be made by November 13, 2009 to buyout of this agreement.  This obligation is not included in the above schedule.

The total expense for both leases and transmission agreements was $23 million in 2008, $19 million in 2007, and $19.3 million in 2006, net of capitalized expenses of $2.3 million in 2008, $1.9 million in 2007, and $1.2 million in 2006.

     Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 2010, as NSTAR Electric is obligated to remain a member through this period.  NSTAR Electric is obligated to pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments amounted to $134.6 million, $130.2 million, and $89.4 million in 2008, 2007, and 2006, respectively.  This membership also obligates NSTAR Electric, along with other transmission owners and market participants, to fund a proportionate share of the RTO's operating and capital expenditures.

     Energy Commitments

NSTAR Electric is currently recovering payments it is making to suppliers from its customers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating.  This condition principally relates to NSTAR Electric’s energy supply contract to provide Basic Service to its customers.  In connection with certain of these agreements, in the event NSTAR Electric should receive a credit rating below investment grade, it would be required to obtain certain financial commitments, including but not limited to, letters of credit.  Refer to Note J, “Contracts for the Purchase of Energy” for a further discussion.

The following represents NSTAR Electric's long-term energy related contractual commitments:

(in millions)	2009	2010	2011	2012	2013	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$2	$3	$14	$25
Purchase power buy-out obligations	142	140	75	32	27	72	488
Electric interconnection agreement	2	3	3	3	3	48	62
	$146	$145	$80	$37	$33	$134	$575

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric's proportionate share of capital and fixed operating costs of two generating units. These contracts expire in 2012 and 2019.  In 2008 and 2007, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric's distribution system and are in addition to the costs above.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges.  These agreements require NSTAR Electric to make monthly payments through September, 2016.

The electric interconnection agreement relates to a single interconnection with a municipal utility for additional capacity into NSTAR Electric’s service territory.

3.  Electric Equity Investments and Joint Ownership Interest

NSTAR has an equity investment of approximately 14.5% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada.  As an equity participant, NSTAR Electric is required to guarantee, in addition to its own share, the obligations of those participants who do not meet certain credit criteria.  NEH and NHH have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure.

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the Yankee Companies).  CY, YA and MY plant sites have been decommissioned in accordance with NRC procedures.  Amended licenses continue to apply to the ISFSI's where spent nuclear fuel is stored at these sites.  CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

The accounting for decommissioning and/or security or protection costs of these three decommissioned nuclear power plants involves estimates from Yankee Companies’ management and reflect total remaining costs of approximately $56 million to be incurred for CY, YA and MY.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

Yankee Companies Spent Fuel Litigation

In October, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively.  This judgment in favor of these Yankee companies relates to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY. NSTAR Electric's portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively. On December 4, 2006, the DOE filed its notice of appeal of the trial court's decision.  As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion.  On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date.  On August 7, 2008, a federal appeals court reversed and remanded the U.S. Court of Federal Claims judgment based on an error in the measurement of the award calculation.  NSTAR Electric cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints. However, should NSTAR Electric ultimately prevail, proceeds received would be refunded to customers.

4.  Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.  Such agreements include surety bonds and other guarantees.

At December 31, 2008, outstanding guarantees totaled $13.7 million as follows:

(in thousands)
Surety Bonds	$7,610
Hydro-Quebec Guarantees	6,075
Total Guarantees	$13,685

Surety Bonds

As of December 31, 2008, NSTAR Electric has purchased a total of $1.2 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased approximately $6.4 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program.  NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric's Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody's. These Indemnity Agreements cover both the performance surety bonds and workers' compensation bonds.

Hydro-Quebec Guarantees

NSTAR Electric has also issued $6.1 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.  This is a guarantee of the debt of those companies.

5.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of December 31, 2008 and 2007, NSTAR Electric had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR Electric’s current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR Electric does not believe that these environmental remediation costs will have a material adverse effect on its results of operations, financial position, or cash flows.

6.  Regulatory Proceedings

DPU Rate Settlement Agreement

The DPU approved a seven-year Rate Settlement Agreement (Rate Settlement Agreement) between NSTAR, the AG, and several interveners.  For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006.  Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively). These increases are generally offset by an equal and corresponding reduction in transition rates. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.  The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008. Through December 31, 2008, $12.6 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.

NSTAR Electric is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability programs (CPSL)

As part of the 2005 rate settlement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.

NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the second quarter of 2009.  NSTAR Electric cannot predict the timing of these pending filings.  Should an adverse decision be issued that would disallow CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of December 31, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $17 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

Other

Annually, in the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on January 1 of the following year.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous reconciliation filings, the 2008 filings include part actual/part forecast data for 2008 that NSTAR Electric will update early in 2009 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

Wholesale Market and Transmission Changes

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by the FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position, or cash flows.

FERC Transmission ROE

Local Transmission Facilities

Effective retroactive to February 1, 2005, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a base ROE on transmission facilities of 10.4%.  This was increased to 11.14% effective on November 1, 2006.  NSTAR Electric earns this ROE on all local transmission facility investments.

Regional Transmission Facilities

The FERC also authorized a 50 basis point adder on regional facilities for joining a RTO effective February 1, 2005 (the RTO effective date).  NSTAR Electric joined ISO-New England on the RTO effective date, thereby qualifying for the adder. This brings the ROE on NSTAR Electric’s regional transmission facilities to 10.9% for the period from February 1, 2005 to October 31, 2006, and 11.64% thereafter.  Customers of the ISO-NE participants benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.

Additional Incentive Adders

Additional incentive adders are decided on a case by case basis according to FERC’s most recent national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders, for qualified investments made in new regional transmission facilities. New England projects that were included in ISO-NE’s regional system plan and went into service prior to December 31, 2008 qualified for a 100 basis point ROE adder.  This 100 basis point adder, when combined with the FERC's approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.  NSTAR Electric’s 345 kV Transmission Project, among others, has received this additional incentive adder.

b.   Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation.  The Company is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No event that would be described in response to this item 9 has occurred with respect to NSTAR Electric Company or its subsidiaries.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR Electric’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.    Based on this evaluation, NSTAR Electric management has evaluated and concluded that NSTAR Electric's internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B.  Other Information

None

Part III

Item 14.  Principal Accounting Fees and Services

The Company, as a wholly-owned subsidiary of NSTAR does not directly incur audit fees.  All fees for services performed by NSTAR's independent registered public accounting firm on behalf of NSTAR and its subsidiaries, including NSTAR Electric are billed to NSTAR.  These audit fees are proportionately allocated among NSTAR and its subsidiaries.  Information regarding audit fees incurred by NSTAR for services provided by its registered public accounting firm is disclosed in NSTAR's definitive Proxy statement for the 2009 Annual Meeting of Shareholders under the caption "Audit and Related Fees."

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Report of Independent Registered Public Accounting Firm		32

Consolidated Statements of Income for the years ended December 31,
2008, 2007 and 2006		33

Consolidated Statements of Retained Earnings for the years ended
December 31, 2008, 2007 and 2006		34

Consolidated Balance Sheets as of December 31, 2008 and 2007		35 - 36

Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007 and 2006		37

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:	38

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2008, 2007 and 2006		67

3.	Exhibits:

Refer to the exhibits listing beginning below.

Incorporated by reference unless designated otherwise:

		Exhibit	SEC Docket
Exhibit 3	Articles of Incorporation and By-Laws
3.1	Restated Articles of Organization	3.1	001-02301 Form 10-Q for the quarter ended June 30, 1994

3.2	NSTAR Electric Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999 and January 2, 2007 (filed herewith)	3.1

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated September 1, 1988, between NSTAR Electric Company and the Bank of New York (as successor to Bank of Montreal Trust Company)	4.1	001-02301 Form 10-Q for the quarter ended September 30, 1988

4.2	Votes of the Pricing Committee of the Board of Directors of NSTAR Electric Company taken May 18, 1995 re 7.80% debentures due May 15, 2010	4.1.5	001-02301 Form 10-K for the year ended December 31, 1995

4.3	Votes of the Board of Directors of NSTAR Electric Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, floating rate due in 2005)	4.2	001-02301 Form 8-K dated October 11, 2002

4.4	A Form of 4.875% Debenture Due April 15, 2014	4.3	001-02301 Form 8-K dated April 15, 2004

4.5	A Form of 5.75% Debenture Due March 15, 2036	99.2	001-02301 Form 8-K dated March 17, 2006

4.6	A Form of 5.625% Debenture Due November 15, 2017	99.2	001-02301 Form 8-K dated November 20, 2007

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR Electric Company and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10	Material Contracts
10.1	NSTAR Electric Company Restructuring Settlement Agreement dated July 1997	10.12	001-02301 Form 10-K for the year ended December 31, 1997

10.2	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P.	10.18	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.3	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L. P.	10.19	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.4	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.20	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.5	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.21	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.6	The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison, ComElectric and Northeast Energy Associates L. P.	10.22	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.7	Purchase and Sale Agreement, dated June 23, 2004, between Boston Edison and Transcanada Energy Ltd. (Ocean State Power Contract)	10.23	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

	Transmission Agreements

10.8	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004	10.2.1.1	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.9	Transmission Operating Agreement among NSTAR Electric and various electric transmission providers in New England and ISO New England Inc., dated February 1, 2005	10.2.1.2	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.10	Market Participants Service Agreement among NSTAR Electric and various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005	10.2.1.3	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.11	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005	10.2.1.4	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.12	Participants Agreement among NSTAR Electric, various electric utilities operating in New England, NEPOOL and ISO-New England, Inc., dated February 1, 2005.	10.2.1.5	001-14768 Form 10-K of NSTAR for the year ended December 31, 2006

Exhibit 12	Statement re Computation of Ratios
12.1	Computation of Ratio of Earnings to Fixed Charges for the Year ended December 31, 2008 (filed herewith)

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Year ended December 31, 2008 (filed herewith)

Exhibit 21	Subsidiaries of the Registrant	21.1	001-02301 Form 10-K for the year ended December 31, 2007

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith)	23

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications
31.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SCHEDULE II

NSTAR ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(Dollars in Thousands)

		Additions		Deductions
	Balance at	Provisions			Balance
	Beginning	Charged to		Accounts	At End
Description	of Year	Operations	Recoveries	Written Off	of Year
Allowance for Doubtful Accounts

Year Ended December 31, 2008	$21,990	$26,475	$3,083	$26,117	$25,431
Year Ended December 31, 2007	$20,962	$23,530	$3,233	$25,735	$21,990
Year Ended December 31, 2006	$18,781	$20,772	$5,026	$23,617	$20,962

FORM 10-K	NSTAR ELECTRIC COMPANY	DECEMBER 31, 2008

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: February 9, 2009	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 9th day of February 2009.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive
Thomas J. May	Officer and Director

/s/ JAMES J. JUDGE	Senior Vice President, Treasurer,
James J. Judge	Chief Financial Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President/Strategy, Law and
Douglas S. Horan	Policy, General Counsel and Director