Form 10-Q
period 2009-03-31
NSTAR ELECTRIC CO
filed 2009-05-05
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]	Yes	[ ]	No

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

The number of shares outstanding of the registrant's class of common stock was 100 Common Stock shares, par value $1 per share, as of April 30, 2009.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended March 31, 2009

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 22
Item 4.	Controls and Procedures	22

Part II. Other Information:
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Signature		25

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

Important Information

NSTAR Electric files its Forms 10-K, 10-Q, 8-K reports, and other information with the Securities and Exchange Commission (SEC). You may access materials free of charge NSTAR Electric has filed with the SEC on NSTAR’s website at www.nstar.com:  Select “Investor Relations” and “Financial Information” or on the SEC’s website at www.sec.gov.  Copies of NSTAR Electric’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-Q or by calling 781-441-8338.

As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Trustees (Directors), Officers and Employees (“Code of Conduct”).  NSTAR Electric intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Office or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within four business days following the date of such amendment or waiver.  NSTAR Electric’s Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR Electric’s executive officers, senior financial officers or directors can be accessed free of charge on NSTAR’s website at: www.nstar.com Select “Investor Relations” and “Company Information.”

The certifications of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
GAAP	Accounting principles generally accepted in the United States of America
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital
•	future economic conditions in the global markets
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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts and cyber-attacks, and
•	impact of service quality performance measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Notes to Condensed Consolidated Financial Statements and in the accompanying Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and NSTAR Electric encourages a review of these items.

 Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating revenues	$674,284	$621,230

Operating expenses:
Purchased power and transmission	377,110	325,024
Operations and maintenance	77,688	82,737
Depreciation and amortization	86,484	84,862
DSM and renewable energy programs	17,535	16,958
Property and other taxes	23,765	21,331
Income taxes	27,139	25,347

Total operating expenses	609,721	556,259

Operating income	64,563	64,971

Other income (deductions):
Other income, net	1,053	1,292
Other deductions, net	(330)	(277)
Total other income, net	723	1,015

Interest charges (income):
Long-term debt	20,360	19,703
Transition property securitization	5,842	7,981
Short-term debt and other, net	(4,737)	(2,893)
AFUDC	(126)	(401)
Total interest charges	21,339	24,390

Net income	$43,947	$41,596

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Balance at the beginning of the period	$1,002,255	$836,918
Add:
Net income	43,947	41,596
Subtotal	1,046,202	878,514

Deduct:
Common stock dividends declared to Parent	44,300	28,300
Preferred stock dividends declared	490	490
Subtotal	44,790	28,790
Balance at the end of the period	$1,001,412	$849,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2009	2008
Assets

Utility plant:
Electric plant in service, at original cost	$5,007,938	$4,970,766
Less: accumulated depreciation	1,189,584	1,178,315
	3,818,354	3,792,451
Construction work in progress	118,469	111,300
Net utility plant	3,936,823	3,903,751

Other property and investments:
Equity and other investments	6,539	6,782
Restricted cash	6,988	6,988
Nonutility property, net	518	518
	14,045	14,288
Current assets:
Cash and cash equivalents	10,470	8,556
Accounts receivable, net of allowance of $24,332 and $25,431 in 2009 and 2008, respectively	275,362	258,381
Accrued unbilled revenues	35,848	47,340
Regulatory assets	370,039	390,551
Inventory, at average cost	24,495	23,805
Refundable income taxes	128,340	128,340
Other	27,242	20,558
Total current assets	871,796	877,531

Deferred debits:
Regulatory assets	2,000,819	2,055,410
Other	38,219	38,822
Total deferred debits	2,039,038	2,094,232

Total assets	$6,861,702	$6,889,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2009	2008
Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	1,001,412	1,002,255
Total common equity	1,994,025	1,994,868

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,448,619	1,343,954
Transition property securitization	252,928	331,209
Total long-term debt	1,701,547	1,675,163

Current liabilities:
Transition property securitization	134,849	92,580
Long-term debt	275	688
Notes payable	232,000	354,583
Power contract obligations	125,287	123,540
Accounts payable	199,273	203,337
Payable to affiliates, net	104,383	84,244
Income taxes	98,112	101,692
Accrued interest	28,626	14,490
Other	63,493	65,075
Total current liabilities	986,298	1,040,229

Deferred credits:
Accumulated deferred income taxes	1,114,972	1,091,459
Power contract obligations	313,537	345,393
Pension liability	312,242	305,668
Regulatory liability - cost of removal	218,998	217,266
Payable to affiliates	60,210	60,210
Other	116,873	116,546
Total deferred credits	2,136,832	2,136,542

Commitments and contingencies

Total capitalization and liabilities	$6,861,702	$6,889,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008

Operating activities:
Net income	$43,947	$41,596
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	87,723	86,266
Deferred income taxes and investment tax credits	(741)	1,257
Net changes in:
Current assets and liabilities	39,848	14,337
Regulatory assets	33,402	10,837
Long-term power contract obligations	(30,109)	(33,605)
Deferred debits and credits, net	23,255	8,566
Net cash provided by operating activities	197,325	129,254

Investing activities:
Plant expenditures (including AFUDC)	(97,120)	(98,180)
Proceeds from sale of property	1,716	-
Other investments	-	191
Net cash used in investing activities	(95,404)	(97,989)

Financing activities:
Transition property securitization redemptions	(36,012)	(39,669)
Issuance of long-term debt	100,000	-
Premium on issuance of long-term debt	4,553	-
Debt issue costs	(693)	-
Long-term debt redemption	(482)	(440)
Net change in notes payable	(122,583)	33,500
Dividends paid	(44,790)	(28,790)
Net cash used in financing activities	(100,007)	(35,399)

Net increase (decrease) in cash and cash equivalents	1,914	(4,134)
Cash and cash equivalents at the beginning of the year	8,556	16,815
Cash and cash equivalents at the end of the period	$10,470	$12,681

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,737	$17,157
Income taxes	$14,342	$12,300
Non-cash investing activity:
Plant expenditures included in ending accounts payable	$20,728	$12,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric's 2008 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR Electric

NSTAR Electric Company (“NSTAR Electric” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business and serves approximately 1.4 million  customers in Massachusetts, including NSTAR Electric’s distribution customers and approximately 300,000 natural gas distribution customers in 51 communities served by NSTAR's other retail utility subsidiary NSTAR Gas.  NSTAR has a services company, NSTAR Electric & Gas, that provides management and support services to substantially all NSTAR subsidiaries.

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

2. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2008 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods, indicated, have been included.  Certain immaterial reclassifications have been made to prior period amounts to conform to the current period’s presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  NSTAR Electric is subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries.  The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meet the criteria for application of SFAS 71.

The preparation of financial statements in conformity with GAAP requires management of NSTAR Electric to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three-month periods ended March 31, 2009 and 2008 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, as well as consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s allocated net periodic Pension Plan and PBOP Plan benefit costs for the first quarter are based on the latest available participant census data.  An annual actuarial valuation will be completed during the second quarter, and cost estimates will be adjusted based on the actual actuarial study results.

NSTAR Electric’s Pension Plan and NSTAR’s PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the equity markets.  Periodic pension and postretirement benefit costs for 2009 have increased over 2008 primarily due to the decline in the Plans investment values during 2008.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs is mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit retirement plan that covers substantially all employees. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the three months ended March 31, 2009, NSTAR did not contribute to the Plan as the first quarter funding requirement was met in December 2008.  A contribution of $5.7 million was made in April 2009.  NSTAR currently anticipates contributing an additional $19.3 million during the remainder of 2009.  However, the actual level of funding may increase depending on the Plan’s performance during the year.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Service cost	$5.4	$5.3
Interest cost	15.4	15.3
Expected return on Plan assets	(14.3)	(21.4)
Amortization of prior service cost	(0.2)	(0.2)
Recognized actuarial loss	13.3	3.9
Net periodic pension benefit cost	$19.6	$2.9

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the three months ended March 31, 2009, NSTAR contributed $2.7 million to this plan and anticipates contributing approximately $27.3 million over the remainder of 2009 toward these benefits.  NSTAR Electric will fund approximately $2.3 million and $23.2 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three-month period ended March 31, 2009 was $9.7 million, as compared to $4.2 million in the three-month period ended March 31, 2008.

4.  Short-Term Debt Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Short-term debt	$434	$2,230
Regulatory assets	(5,093)	(4,182)
Income tax deficiencies	(798)	(1,536)
Other	720	595
Total short-term debt and other, net	$(4,737)	$(2,893)

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of March 31, 2009 and December 31, 2008, the estimated amount of the cost of removal included in regulatory liabilities was approximately $219.0 million and $217.3 million, respectively, and are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Condensed Consolidated Balance Sheets.  These estimates are based on the cost of removal component in current depreciation rates.

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

Note D. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $29.8 million and $30.4 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2009 and December 31, 2008, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2009 and the actual effective income tax rate for the year ended December 31, 2008:

	2009	2008
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Other	(1)	-
Effective tax rate	38%	39%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three-month period ended March 31, 2009.

Note E.  Fair Value Measurement

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

Note F.  Long-Term Debt Issuance

On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with NSTAR Electric’s 5.625% $300 million Debentures due November 15, 2017 issued on November 19, 2007.  This issuance completes an NSTAR Electric DPU approved financing plan to issue up to $400 million in debt securities.

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2009 and December 31, 2008, NSTAR Electric had recorded liabilities of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR Electric's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR Electric does not believe that these environmental remediation costs will have a material adverse effect on NSTAR Electric's consolidated results of operations, financial position, or cash flows.

2.  Regulatory and Legal Proceedings

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.  Through March 31, 2009, $14.2 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.

NSTAR Electric is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the third quarter of 2009.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would effectively eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in mid-2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of March 31, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Service Quality Indicators

On March 1, 2007 and on February 29, 2008, NSTAR Electric filed its 2006 and 2007 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of service performance.  The reports indicate that no penalty was assessable for 2006 or 2007.  Due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions these filings have not been approved by the DPU.  On September 25, 2008, the DPU issued an order clarifying the calculation requirements, and on March 2, 2009, NSTAR Electric filed recalculated benchmarks for 2006 and 2007 as well as the Service Quality Report for 2008.  These filings indicate that no penalties were assessable for the periods indicated.

Other

Annually, in the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on January 1, of the following year.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous reconciliation filings, the 2008 filings include a combination of actual and forecasted data for 2008 that NSTAR Electric will update during 2009 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

3.  Legal Matters

In the normal course of its business, NSTAR Electric is involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR Electric's 2008 Annual Report on Form 10-K.

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

Net income for the three-month period ended March 31, 2009 amounted to $43.9 million as compared to $41.6 million for the same period in 2008, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2008 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

The DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several other interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

b.  Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) related costs adjustment and a reconciling rate adjustment mechanism for recovery of certain DPU-approved safety and reliability program costs,

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power,

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs,

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and energy efficiency programs, and
•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

c.  Regulatory Matters

Regulatory Proceedings – DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the third quarter of 2009.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.   Through March 31, 2009, $14.2 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.

NSTAR Electric is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company’s results of operations.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would effectively eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in mid-2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of March 31, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR Electric earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR Electric’s regional transmission facilities is 11.64%.  Additional incentive adders are decided on a case-by-case basis according to FERC’s most recent national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities, that can bring the ROE for NSTAR Electric up to 12.64%, for certain qualified regional investments.  In addition, NSTAR Electric may qualify for other incentives on future transmission projects based upon certain conditions that could bring the ROE to 13.1%.

d. Recent Federal Government Initiatives

The American Recovery and Reinvestment Act of 2009 provides resources for significant increases in spending in several energy-related areas that have relevance to NSTAR Electric, including energy efficiency, smart grid funding, renewable energy financing and transmission projects.  These initiatives are largely directed through federal and state governmental agencies and not-for-profit public agencies.

NSTAR Electric is currently evaluating the impact of this legislation on its business initiatives in these areas.  Any action will require regulatory approval.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2009 and 2008 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Executive Summary of Quarterly Results

Net income was $43.9 million for the quarter ended March 31, 2009 compared to $41.6 million for the same period in 2008.  Major factors (after-tax) that contributed to the $2.3 million, or 5.5%, increase in 2009 earnings include:

•	Higher electric distribution revenues attributable to a 2009 SIP adjustment offset by slightly lower sales ($0.7 million)
•	Higher transmission revenues as a result of increased investment base related to the Company’s transmission facilities expansion ($2.9 million)
•	Lower interest charges primarily due to decreases in short-term interest rates ($0.7 million)
•	Lower operations and maintenance expense attributable to lower transportation costs, lower storm related costs and other company-wide cost reduction efforts ($2.7 million)

These increases in earnings factors were partially offset by:

•	Higher depreciation and property tax expense in 2009 related to higher depreciable electric distribution plant investment and higher municipal tax rates ($2.3 million)
•	The absence of a cumulative impact in 2008 of implementing the March 24, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $197 million, an increase of $68 million, as compared to the same period in 2008.  The increase primarily reflects the collection of regulatory deferrals related to Basic Service and lower pay-downs of accounts payable

•	NSTAR Electric invested approximately $97 million in capital projects to improve capacity and system reliability
•

Cash used in financing activities increased $64.6 million from 2008.  NSTAR Electric paid approximately $44 million in common share dividends to its Parent company and paid-down approximately $123 million of short-term debt.  NSTAR Electric issued, at a premium, $100 million of 5.625% debentures in February 2009

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended March 31,
	2009	2008	% Change

Residential	1,726,094	1,698,493	1.6
Commercial, Industrial and other	3,579,813	3,726,246	(3.9)
Total retail sales	5,305,907	5,424,739	(2.2)

NSTAR’s electric energy sales in the three months ending March 31, 2009 declined 2.2% compared to 2008 despite favorable weather conditions resulting from a colder winter during 2009 as compared to 2008.  However, excluding the impact of an additional day due to leap day (February 29) in the first quarter of 2008, electric sales declined only 1%.  Electric sales have been impacted by the downturn in the economy that has resulted in lost sales from large industrial customers, commercial office and retail business vacancies, and by the impact of customer and NSTAR-sponsored conservation measures.  Industrial sales have been combined with commercial sales because they do not represent a significant share of electric sales or revenues.

Weather, fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR Electric’s residential and small commercial customers.  Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR Electric’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Weather Conditions

NSTAR Electric forecasts its electric sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

NSTAR Electric customers’ demand for electricity is affected by weather conditions.  Weather conditions impact electric sales primarily during the summer.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s business is sensitive to variations in daily weather and is highly influenced by New England’s seasonal weather variations and is susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three months ended March 31, 2009 and 2008 and the number of heating degree-days in a “normal” year using a 30-year average.  NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years, as collected at Boston’s Logan Airport for heating degree-day data and cooling degree-day data.  Weather conditions during the three months ended March 31, 2009 measured by heating degree-days were 9.1% higher/colder for 2009 as compared to 2008.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Three months ended March 31, 2009	2,977
Three months ended March 31, 2008	2,728
Normal 30-Year Average	2,870

Percentage that 2009 was colder than 2008	9.1%
Percentage that 2009 was colder than 30-year average	3.7%

Operating revenues

Operating revenues for the first quarter of 2009 increased $53.1 million or 8.5% from the same period in 2008 as follows:

(in millions)	Three Months Ended March 31,		Increase
	2009	2008	Amount	Percent
Operating revenues
Retail distribution and transmission	$236.5	$214.5	$22.0	10.3%
Energy, transition and other	437.8	406.7	31.1	7.6%
Total operating revenues	$674.3	$621.2	$53.1	8.5%

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

The increase of $22 million, or 10.3% in retail distribution and transmission revenues primarily reflects:

•	Increase in transmission revenues primarily due to the higher investment base related to the Company’s transmission facilities expansion ($21 million)
•	Higher distribution revenues due to the impact of the SIP to distribution rates. This annual inflation-adjustment is offset by an equal and corresponding reduction in transition rates ($3.5 million)

These increases were partially offset by:

•

Decreased energy sales of 2.2% due primarily to the impact of an additional day in February 2008 caused by the leap year and to a lesser extent the impact of customer conservation measures ($2.3 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $31.1 million increase in energy, transition, and other revenues is primarily attributable to the increased recovery of energy supply costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense  was $377.1 million in the first quarter of 2009 compared to $325.0 million in the same period of 2008, an increase of $52.1 million, or 16%.  Despite lower energy sales of 2.2%, the increase in expense reflects higher basic service and other energy supply costs of $23 million.  In addition, transmission costs increased $28 million as a result of an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $77.7 million in the first quarter of 2009 compared to $82.7 million in the same period of 2008, a decrease of $5 million, or 6%.  This decrease primarily relates to lower outside services, materials, and fuel costs.  Also contributing was a lower level of storm related costs.  These factors were partially offset by higher labor related costs.

Depreciation and amortization expense  was $86.5 million in the first quarter of 2009 compared to $84.9 million in the same period of 2008, an increase of $1.6 million, or 1.9%.  The increase reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $17.5 million in the first quarter of 2009 compared to $17 million in the same period of 2008, an increase of $0.5 million, or 2.9%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR Electric anticipates a significant increase in DSM spending during 2009 driven by requirements of the Green Communities Act.

Property and other taxes expense  was $23.8 million in the first quarter of 2009 compared to $21.3 million in the same period of 2008, an increase of $2.5 million, or 11.7%.  This increase reflects higher property levels and higher tax rates.

Income taxes  attributable to operations were $27.1 million in the first quarter of 2009 compared to $25.3 million in the same period of 2008, an increase of $1.8 million, or 7.1%, reflecting higher pre-tax operating income in 2009.

Other income, net

Total other income, net  was $0.7 million in the first quarter of 2009 compared to $1 million in the same period of 2008, a decrease of $0.3 million.  The decrease is primarily due to lower equity earnings and interest income.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates  was $26.2 million in the first quarter of 2009 compared to $27.7 million in the same period of 2008, a decrease of $1.5 million, or 5.4%.  The decrease in interest charges primarily reflects:

•	Lower interest costs of $2.1 million on transition property securitization debt attributable to a scheduled principal pay down

This decrease was partially offset by:

•	Higher interest costs of $0.8 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term and other interest charges (income), net  were $4.7 million of net interest income in the first quarter of 2009 compared to $2.9 million of net interest income in the same period of 2008, a change of $1.8 million, or 62%.  This change reflects:

•

Lower borrowing costs of $1.9 million resulting from a 291% decrease in the 2009 weighted average borrowing rates.  Partially offsetting the lower rate is an increase in the average level of funds borrowed as compared to 2008.

•	Increased interest income of $0.9 million related to the timing of regulatory collections from customers

These decreases were offset by:

•	Lower interest income on income tax matters of $0.7 million attributable to a lower applicable Federal rate

AFUDC  decreased $0.3 million in the first quarter of 2009 due to lower short-term borrowing rates.

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

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, financial condition, or cash flows.

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2009:
Ratio of earnings to fixed charges	4.74
Ratio of earnings to fixed charges and preferred stock dividend requirements	4.60

 Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2009

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2009

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: May 5, 2009	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer