Form 10-Q
period 2009-06-30
NSTAR ELECTRIC CO
filed 2009-07-31
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

The number of shares outstanding of the registrant's class of common stock was 100 Common Stock shares, par value $1 per share, as of July 31, 2009.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended June 30, 2009

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 27
Item 4.	Controls and Procedures	27

Part II. Other Information:
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

Signature		30

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ARRA	American Recovery and Reinvestment Act of 2009
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital
•	adverse economic conditions
•

changes to prevailing local, state, and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues	$606,896	$607,865	$1,281,180	$1,229,095

Operating expenses:
Purchased power and transmission	299,063	291,659	676,173	616,683
Operations and maintenance	74,047	86,240	151,735	168,977
Depreciation and amortization	85,436	84,864	171,920	169,726
DSM and renewable energy programs	17,199	15,427	34,734	32,385
Property and other taxes	21,661	19,726	45,426	41,057
Income taxes	36,782	33,634	63,921	58,981

Total operating expenses	534,188	531,550	1,143,909	1,087,809

Operating income	72,708	76,315	137,271	141,286

Other income (deductions):
Other income, net	1,731	1,063	2,784	2,355
Other deductions, net	(282)	(257)	(612)	(534)
Total other income, net	1,449	806	2,172	1,821

Interest charges (income):
Long-term debt	20,951	19,682	41,310	39,385
Transition property securitization	4,960	7,127	10,803	15,108
Short-term debt and other, net	(10,796)	(2,602)	(15,533)	(5,495)
AFUDC	(114)	(586)	(240)	(987)
Total interest charges	15,001	23,621	36,340	48,011

Net income	$59,156	$53,500	$103,103	$95,096

Per share data is not relevant because NSTAR Electric Company's common stock is wholly-owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$1,001,412	$849,724	$1,002,255	$836,918

Add:
Net income	59,156	53,500	103,103	95,096
Subtotal	1,060,568	903,224	1,105,358	932,014

Deduct:
Common stock dividends declared to Parent	28,000	28,300	72,300	56,600
Preferred stock dividends declared	490	490	980	980
Subtotal	28,490	28,790	73,280	57,580
Balance at the end of the period	$1,032,078	$874,434	$1,032,078	$874,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2009	2008

Assets

Utility plant:
Electric plant in service, at original cost	$5,095,200	$4,970,766
Less: accumulated depreciation	1,213,622	1,178,315
	3,881,578	3,792,451
Construction work in progress	95,445	111,300
Net utility plant	3,977,023	3,903,751

Other property and investments:
Equity and other investments	5,847	6,782
Restricted cash	6,988	6,988
Nonutility property, net	518	518
	13,353	14,288
Current assets:
Cash and cash equivalents	9,248	8,556
Accounts receivable, net of allowance of $25,294 and $25,431 in 2009 and 2008, respectively	254,538	258,381
Accrued unbilled revenues	45,930	47,340
Regulatory assets	339,746	390,551
Inventory, at average cost	26,470	23,805
Refundable income taxes	128,340	128,340
Other	31,291	20,558
Total current assets	835,563	877,531

Deferred debits:
Regulatory assets	1,970,051	2,055,410
Other	39,889	38,822
Total deferred debits	2,009,940	2,094,232

Total assets	$6,835,879	$6,889,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	1,032,078	1,002,255
Total common equity	2,024,691	1,994,868

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,322,040	1,343,954
Transition property securitization	252,931	331,209
Total long-term debt	1,574,971	1,675,163

Current liabilities:
Transition property securitization	98,278	92,580
Long-term debt	126,513	688
Notes payable	330,500	354,583
Power contract obligations	127,062	123,540
Accounts payable	141,062	203,337
Payable to affiliates, net	99,603	84,244
Income taxes	75,232	101,692
Accrued interest	14,813	14,490
Other	65,174	65,075
Total current liabilities	1,078,237	1,040,229

Deferred credits:
Accumulated deferred income taxes	1,121,837	1,091,459
Power contract obligations	281,203	345,393
Pension liability	318,115	305,668
Regulatory liability - cost of removal	221,090	217,266
Payable to affiliates	60,210	60,210
Other	112,525	116,546
Total deferred credits	2,114,980	2,136,542

Commitments and contingencies

Total capitalization and liabilities	$6,835,879	$6,889,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net income	$103,103	$95,096
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	174,348	172,527
Deferred income taxes	9,640	(6,299)
Net changes in:
Current assets and liabilities	(45,787)	(33,925)
Regulatory assets	53,210	34,863
Long-term power contract obligations	(60,668)	(67,620)
Deferred debits and credits, net	13,295	(18,051)
Net cash provided by operating activities	247,141	176,591

Investing activities:
Plant expenditures (including AFUDC)	(181,095)	(172,628)
Proceeds from sale of utility property	1,716	401
Net cash used in investing activities	(179,379)	(172,227)

Financing activities:
Transition property securitization redemptions	(72,580)	(75,836)
Issuance of long-term debt	100,000	-
Premium on issuance of long-term debt	4,553	-
Long-term debt redemption	(805)	(743)
Net change in notes payable	(24,083)	94,000
Debt issuance costs	(875)	-
Dividends paid	(73,280)	(29,280)
Net cash used in financing activities	(67,070)	(11,859)

Net increase (decrease) in cash and cash equivalents	692	(7,495)
Cash and cash equivalents at the beginning of the year	8,556	16,815
Cash and cash equivalents at the end of the period	$9,248	$9,320

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$51,099	$55,366
Income taxes	$66,234	$82,700
Non-cash investing activity:
Plant expenditures included in ending accounts payable	$13,076	$30,084

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

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR Electric

NSTAR Electric Company (“NSTAR Electric” or “the Company”) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the retail electric distribution and transmission and retail natural gas distribution businesses and serves approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s distribution customers and approximately 300,000 natural gas distribution customers in 51 communities served by NSTAR's other retail utility subsidiary NSTAR Gas.  NSTAR has a services company, NSTAR Electric & Gas, that provides management and support services to substantially all NSTAR subsidiaries.

Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  In addition, NSTAR Electric consolidates its three wholly-owned special-purpose subsidiaries, BEC Funding LLC, BEC Funding II LLC, and CEC Funding LLC, which were established to facilitate the sale of electric rate reduction certificates at public offerings.  The certificates of these special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  These entities are included in the accompanying condensed consolidated financial statements of NSTAR Electric.

2. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2008 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  Certain immaterial reclassifications have been made to the accompanying prior period Condensed Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

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

The results of operations for the three and six-month periods ended June 30, 2009 and 2008 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s allocated net periodic Pension Plan and PBOP Plan benefit costs for the second quarter are based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter, and cost estimates were adjusted based on the actual actuarial study results.

NSTAR Electric’s Pension Plan and NSTAR’s PBOP Plan assets are affected by fluctuations in the financial markets.  Net periodic pension and postretirement benefit costs for 2009 have increased over 2008 primarily due to the decline in the Plans’ asset values during 2008.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs is mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit retirement plan that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the six months ended June 30, 2009, NSTAR contributed approximately $16 million to the Plan.  NSTAR contributed an additional $5 million to the Plan in July 2009 and currently anticipates contributing approximately $9 million to the Plan during the remainder of 2009.  The actual level of funding may change depending on management’s assessment of market conditions.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Service cost	$5.3	$4.9	$10.7	$10.2
Interest cost	15.5	15.2	30.9	30.5
Expected return on Plan assets	(14.8)	(21.7)	(29.1)	(43.1)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	13.3	3.7	26.6	7.6
Net periodic pension benefit cost	$19.1	$1.9	$38.7	$4.8

The first quarter net periodic pension cost is typically estimated utilizing projections based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2009 and 2008 have been adjusted to reflect the final actuarial study cost amounts for 2009 and 2008.  This adjustment decreased the periodic pension benefit cost by approximately $0.3 million and $0.5 million for the three and six-month periods ended June 30, 2009 and 2008, respectively, and is recognized in the second quarter of each year.

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits.

To fund these postretirement benefits, NSTAR, on behalf of NSTAR Electric and other NSTAR subsidiaries, makes contributions to various VEBA trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the six months ended June 30, 2009, NSTAR contributed approximately $14 million to this plan and anticipates contributing approximately $16 million for the remainder of 2009 toward these benefits.  NSTAR Electric will fund approximately $11 million and $13 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the six-month period ended June 30, 2009 was $18 million, as compared to $8.7 million in the six-month period ended June 30, 2008.

4.  Short-Term Debt and Other Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Short-term debt	$167	$1,751	$460	$3,981
Regulatory assets	(6,304)	(3,489)	(11,397)	(7,671)
Interest on income tax items	(5,399)	(1,200)	(6,197)	(2,736)
Other	740	336	1,601	931
Total short-term debt and other, net	$(10,796)	$(2,602)	$(15,533)	$(5,495)

5.   New Accounting Standards

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard is effective for interim financial periods ending after June 15, 2009.  As required, NSTAR Electric has adopted this standard effective June 30, 2009.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and will be effective for the Company beginning in fiscal 2010.  The Company continues to assess the potential impact of adoption.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, the “Accounting Standards Codification,” (Codification), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification system prescribed by the FASB.  As the Codification is not intended to change or alter existing U.S. GAAP, it will not have any impact on NSTAR Electric’s consolidated financial position or results of operations.

7. Subsequent Events

In accordance with SFAS 165, management has reviewed subsequent events through July 31, 2009 and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of June 30, 2009 and December 31, 2008, the estimated amount of the cost of removal included in regulatory liabilities was $221.1 million and $217.3 million, respectively, and are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Condensed Consolidated Balance Sheets. These estimates are based on the cost of removal component in current depreciation rates.

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

Note D. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $29.4 million and $30.4 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2009 and December 31, 2008, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

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

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three and six-month periods ended June 30, 2009.

Interest on tax positions

Unrecognized benefits associated with interest on construction-related uncertain tax positions from the use of SSCM were $4.4 million and $9 million as of June 30, 2009 and December 31, 2008, respectively. During the second quarter of 2009, NSTAR Electric recognized $4.6 million of these previously unrecognized benefits.  The likelihood that the amount of the remaining unrecognized benefits relating to the deduction for these construction-related costs will be recognized in the form of interest income is remote.

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

Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of June 30, 2009 and December 31, 2008, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,799,762	$1,848,220	$1,768,431	$1,779,620

Note F.  Long-Term Debt Issuance

On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with NSTAR Electric’s 5.625% $300 million Debentures due November 15, 2017 issued on November 19, 2007.

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2009 and December 31, 2008, NSTAR Electric had recorded liabilities of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

2.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs. Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years.  As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through June 30, 2009, $15.7 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.  NSTAR Electric is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the third quarter of 2009.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to reflect the cost of the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs. Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement and effectively eliminates the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of June 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.3 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

Service Quality Indicators

NSTAR Electric filed its 2007 and 2008 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of service performance.  The reports indicate that no penalty was assessable for 2007 or 2008.

Other

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

3.  Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million, and $75.8 million for Connecticut Yankee Atomic Power Company (CY), Yankee Atomic Electric Company (YA), and Maine Yankee Atomic Power Company (MY), respectively.  This judgment in favor of these Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively.  On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages).  This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively.  Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

NSTAR Electric cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints.  However, should NSTAR Electric ultimately prevail, proceeds received would be refunded to customers.

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

Business Overview

NSTAR Electric Company ("NSTAR Electric" or "the Company") is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric's wholly-owned subsidiaries are Harbor Electric Energy Company, BEC Funding LLC, BEC Funding II LLC, and CEC Funding LLC. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  Harbor Electric Energy Company provides electric distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's Wastewater treatment facility located on Deer Island in Boston, Massachusetts.  BEC Funding LLC, BEC Funding II LLC, and CEC Funding LLC are special purpose entities created to facilitate the sale of electric rate reduction certificates to the public.  NSTAR Electric's core business is its electric transmission and distribution operations with a continued commitment for safe and reliable energy delivery to its customers.  NSTAR Electric's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Earnings

NSTAR Electric's earnings are impacted by its customers’ requirements for energy in the form of unit sales of electric kWh, which directly determine the levels of retail distribution and transmission revenues recognized.  In accordance with the regulatory rate structures in which NSTAR Electric operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and six-month periods ended June 30, 2009 amounted to $59.2 million and $103.1 million, respectively, as compared to $53.5 million and $95.1 million, respectively, for the same periods in 2008, as further explained in this discussion.

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

c.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through June 30, 2009, $15.7 million has been collected from customers for the Wholesale Power Cost Saving Initiatives. NSTAR Electric is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company’s results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the third quarter of 2009.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to reflect the cost of the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs. Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement and effectively eliminates the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of June 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.3 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR Electric earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR Electric’s regional transmission facilities is 11.64%.  Additional incentive adders are decided on a case-by-case basis according to FERC’s national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities that can bring the ROE for NSTAR Electric up to 12.64% for certain qualified regional investments.  In addition, NSTAR Electric may qualify for other incentives on future transmission projects based upon certain conditions that could bring the ROE to 13.1%.

d. American Recovery and Reinvestment Act of 2009 (ARRA)

The American Recovery and Reinvestment Act of 2009 (ARRA) provides resources for significant increases in spending in several energy-related areas that have relevance to NSTAR Electric, including energy efficiency, smart grid funding, renewable energy financing and transmission projects.  These initiatives are largely directed through federal and state governmental agencies and not-for-profit public agencies.  NSTAR Electric continues to evaluate the impact of this legislation on its business initiatives in these areas.  Any action will require regulatory approval.

NSTAR Electric is currently pursuing Department of Energy (DOE) Funding Opportunities made available under the ARRA.  During August 2009, NSTAR Electric anticipates applying for Federal grants for the Smart Grid Programs.  The requested financing amounts represent 50% of the estimated total project costs.  NSTAR Electric anticipates that most of the remaining costs not covered through the grant process will be recovered from customers.  These projects are anticipated to enhance information technology, communications and monitoring functions, and improve reliability and efficiency on NSTAR Electric’s distribution network.

e. Proposed Transmission Investment

On May 21, 2009, NSTAR and Northeast Utilities announced that the FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec.  Under this arrangement, firm transmission rights would be assigned to Hydro-Quebec and the proposed line would transmit at least 1,200 megawatts of power.  NSTAR, Northeast Utilities, and Hydro-Quebec have agreed to develop this project and are currently negotiating long-term agreements.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2009 and 2008 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Executive Summary of Quarterly Results

Net income was $59.2 million for the quarter ended June 30, 2009 compared to $53.5 million for the same period in 2008.  Major factors (after-tax) that contributed to the $5.7 million, or 10.7%, increase in 2009 earnings include:

•

Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008. Milder weather in 2009 led to fewer emergent restoration events and lower storm-related costs, and allowed the deployment of employees to capital-related projects rather than expense-related projects.  Also contributing were lower liability claims, lower incidence of employee medical claims, control of outside services and other administrative costs, and fluctuations in the fair value of deferred compensation liabilities ($7.2 million)

•	Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax items, and increased interest income on regulatory deferrals ($4.2 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 5.5% decrease in sales offset by the annual inflation rate adjustment ($4.8 million)
•

Lower transmission margin primarily due to a favorable annual cost recovery reconciliation recorded in the second quarter of 2008 offset by higher current earnings resulting from higher transmission investment base ($1.2 million)

•	Higher depreciation and property tax expenses in 2009 related to higher municipal tax rates and higher electric plant investments ($2.3 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $49.8 million, an increase of $2.5 million as compared to the same period in 2008.  The increase primarily reflects a change in the timing of income tax payments.  During the second quarter of 2009, estimated tax payments were lower, partially offset by the timing of payables

•	NSTAR Electric invested approximately $84 million in capital projects to improve system reliability and capacity
•	NSTAR Electric paid approximately $28 million in common share dividends to NSTAR and retired approximately $36.9 million in long-term and securitized debt

Energy sales and weather

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2009	2008	% Change

Residential	1,390,494	1,475,305	(5.7)
Commercial, Industrial and other	3,443,658	3,641,352	(5.4)
Total retail sales	4,834,152	5,116,657	(5.5)

NSTAR Electric’s energy sales in the three months ended June 30, 2009 declined 5.5% compared to 2008 primarily due to unfavorable weather conditions resulting from a cooler spring during 2009 as compared to 2008.  Cooling degree-days in the Boston area in the month of June 2009 were down 83% from June 2008.  Electric sales were also impacted by economic conditions.

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

Weather conditions

NSTAR Electric forecasts its electric sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, economic conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three months ended June 30, 2009 and 2008 and the number of heating degree-days in a “normal” year using a 30-year average.  NSTAR Electric uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years, as collected at Boston’s Logan Airport for heating degree-day data and cooling degree-day data.  Weather conditions during the three months ended June 30, 2009 measured by heating and cooling degree-days, respectively, were 0.7% lower/warmer related to heating degree-days and 62.4% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Three months ended June 30, 2009	716
Three months ended June 30, 2008	721
Normal 30-Year Average	784

Percentage that 2009 was warmer than 2008	0.7%
Percentage that 2009 was warmer than 30-year average	8.7%

Cooling Degree-Days
Three months ended June 30, 2009	79
Three months ended June 30, 2008	210
Normal 30-Year Average	176

Percentage that 2009 was cooler than 2008	62.4%
Percentage that 2009 was cooler than 30-year average	55.1%

Operating revenues

Operating revenues for the second quarter of 2009 decreased $1 million, or 0.2%, from the same period in 2008 as follows:

(in millions)	Three Months Ended June 30,		Increase (Decrease)
Operating revenues	2009	2008	Amount	Percent

Retail distribution and transmission	$245.8	$232.1	$13.7	5.9%
Energy, transition and other	361.1	375.8	(14.7)	(3.9)%
Total operating revenues	$606.9	$607.9	$(1.0)	(0.2)%

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

The increase of $13.7 million, or 5.9%, in retail distribution and transmission revenues primarily reflects:

•	Increase in transmission revenues is primarily due to the recovery of a higher transmission investment base and recovery of higher regional network service costs ($21.8 million)

These increases were partially offset by:

•

Decreased energy sales of 5.5% due to the impact of weather conditions, economic conditions and customer conservation measures, offset by increased electric revenues resulting from the annual inflation rate adjustment ($7.8 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $14.7 million decrease in energy, transition, and other revenues is primarily attributable to lower demand and lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense  was $299.1 million in the second quarter of 2009 compared to $291.7 million in the same period of 2008, an increase of $7.4 million, or 2.5%.  Despite lower energy sales of 5.5%, the increase in expense reflects higher transmission costs of $26 million due to an increase in regional network support costs.  This increase is partially offset by lower basic service costs of $14.8 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on net income.

Operations and maintenance expense  was $74 million in the second quarter of 2009 compared to $86.2 million in the same period of 2008, a decrease of $12.2 million, or 14.2%.  Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008 ($2.9 million).  Milder weather in 2009 led to lower storm-related costs ($2.6 million).  Also contributing were lower liability claims ($1.0 million), lower incidence of employee medical claims ($2.1 million), control of outside services and other administrative costs ($2 million), and fluctuations in the fair value of deferred compensation liabilities ($1.4 million).

Depreciation and amortization expense  was $85.4 million in the second quarter of 2009 compared to $84.9 million in the same period of 2008, an increase of $0.5 million, or 0.6%.  The increase reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $17.2 million in the second quarter of 2009 compared to $15.4 million in the same period of 2008, an increase of $1.8 million, or 11.7%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR Electric anticipates a further increase in DSM spending during 2009 driven by requirements of the Massachusetts Green Communities Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense  was $21.7 million in the second quarter of 2009 compared to $19.7 million in the same period of 2008, an increase of $2 million, or 10.2%, reflecting higher overall property investments and higher tax rates.

Income tax expense  attributable to operations was $36.8 million in the second quarter of 2009 compared to $33.6 million in the same period of 2008, an increase of $3.2 million, or 9.5%, reflecting higher pre-tax operating income in 2009.

Other income, net

Total other income, net was approximately $1.4 million in the second quarter of 2009 compared to $0.8 million in the same period of 2008, an increase of $0.6 million, or 75%.  The increase relates to increases to the cash surrender value of executive life insurance policies in 2009.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates was $25.9 million in the second quarter of 2009 compared to $26.8 million in the same period of 2008, a decrease of $0.9 million, or 3.4%.  This decrease in interest expense reflects:

•	Lower interest costs of $2.2 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $1.3 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest changes (income), net were $10.8 million of net interest income in the second quarter of 2009 compared to $2.6 million of net interest income in the same period of 2008, a change of $8.2 million.  The change in short-term and other net interest charges (income) reflects:

•

Lower short-term borrowing costs of $1.6 million resulting from an approximate 200 basis point decrease in the 2009 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2009 as compared to the same period in 2008.  The weighted average short-term interest rate including fees was 0.3% and 2.3% in the three-month periods ended June 30, 2009 and 2008, respectively

•	Increased interest income of $7 million related to the timing of collections from customers of certain regulatory assets and interest income on tax related items

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Executive Summary of Year to Date Results

Net income was $103.1 million for the six-month period ended June 30, 2009 compared to $95.1 million for the same period in 2008.  Major factors (after-tax) that contributed to the $8 million, or 8.4%, increase in 2009 earnings include:

•

Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008.  Milder weather in 2009 led to fewer emergent restoration events and lower storm-related costs, and allowed the deployment of employees to capital-related projects rather than expense-related projects.  Also contributing were lower liability claims, lower incidence of employee medical claims, control of outside services and other administrative costs, and fluctuations in the fair value of deferred compensation liabilities ($9.9 million)

•	Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax matters and increased interest income on regulatory deferrals ($5 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 3.8% decrease in sales offset by the annual inflation rate adjustment ($1.9 million)
•	Higher depreciation and property tax expenses in 2009 related to higher municipal tax rates and higher plant investment ($4.6 million)
•	The absence of a cumulative impact in 2008 of implementing the March 29, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during the first half of 2009 include the following:

•

Cash flows from operating activities provided approximately $247.1 million, an increase of $70.6 million, as compared to the same period in 2008.  The increase primarily reflects a change in the timing of income tax payments and the timing of the recovery of energy supply costs when compared to the same period in 2008.  Estimated tax payments were lower by $16 million during the period as compared to payments made in 2008.  These positive sources of cash were partially offset by the timing of payables and energy supply payments

•	NSTAR Electric invested approximately $181 million in capital projects to improve system reliability and capacity
•	NSTAR Electric paid approximately $72.3 million in common share dividends to NSTAR and retired approximately $73.4 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2009	2008	% Change

Residential	3,116,588	3,173,798	(1.8)
Commercial, Industrial and other	7,023,471	7,367,598	(4.7)
Total retail sales	10,140,059	10,541,396	(3.8)

NSTAR Electric’s energy sales in the six months ended June 30, 2009 declined 3.8% compared to 2008. Electric sales have been impacted by cooler weather in the second quarter of 2009 and by economic conditions.

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

Weather Conditions

Refer to and consider for this six-month period ended June 30, 2009 discussion, NSTAR Electric’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description  and use of energy degree-days, as found in the “Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the six months ended June 30, 2009 and 2008 and the number of heating and cooling degree-days in a “normal” year using a 30-year average.  Weather conditions during the six months ended June 30, 2009 measured by heating and cooling degree-days, respectively, were 7.1% higher/colder related to heating degree-days and 62.4% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Six months ended June 30, 2009	3,693
Six months ended June 30, 2008	3,449
Normal 30-Year Average	3,654

Percentage that 2009 was colder than 2008	7.1%
Percentage that 2009 was colder than 30-year average	1.1%

Cooling Degree-Days
Six months ended June 30, 2009	79
Six months ended June 30, 2008	210
Normal 30-Year Average	176

Percentage that 2009 was cooler than 2008	62.4%
Percentage that 2009 was cooler than 30-year average	55.1%

  Operating revenues

Operating revenues for the first half of 2009 increased $52.1 million, or 4.2%, from the same period in 2008 as follows:

(in millions)	Six Months Ended June 30,		Increase
Operating revenues	2009	2008	Amount	Percent

Retail distribution and transmission	$482.3	$446.7	$35.6	8.0%
Energy, transition and other	798.9	782.4	16.5	2.1%
Total operating revenues	$1,281.2	$1,229.1	$52.1	4.2%

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

The increase of $35.6 million, or 8.0%, in retail distribution and transmission revenues primarily reflects:

•

Increase in transmission revenues primarily due to the recovery of a higher investment base related to the Company’s transmission facilities expansion and recovery of higher regional transmission network service costs ($43.1 million)

These increases were partially offset by:

•

Decreased energy sales of 3.8% due primarily to the impacts of weather conditions, economic conditions, customer conservation measures and the additional day in February 2008 caused by the leap year that had an unfavorable 0.6% impact on sales offset by increased electric revenues resulting from the annual inflation rate adjustment ($6.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $16.5 million increase in energy, transition, and other revenues is primarily attributable to the increased recovery of energy supply costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $676.2 million in the first half of 2009 compared to $616.7 million in the same period of 2008, an increase of $59.5 million, or 9.6%.  Despite lower energy sales of 3.8%, the increase in expense reflects higher transmission costs of $55 million primarily due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $151.7 million in the first half of 2009 compared to $169 million in the same period of 2008, a decrease of $17.3 million, or 10.2%.  Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008 ($2.6 million).  Milder weather in 2009 led to fewer emergent restoration events and lower storm-related costs, and allowed the deployment of employees to capital-related projects rather than expense-related projects ($4.1 million).  Also contributing were lower liability claims ($1.5 million), lower incidence of employee medical claims ($0.6 million), control of outside services and other administrative costs ($3.5 million), and fluctuations in the fair value of deferred compensation liabilities ($1.1 million).

Depreciation and amortization expense was $171.9 million in the first half of 2009 compared to $169.7 million in the same period of 2008, an increase of $2.2 million, or 1.3%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $34.7 million in the first half of 2009 compared to $32.4 million in the same period of 2008, an increase of $2.3 million, or 7.1%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR Electric anticipates a further increase in DSM spending during 2009 driven by requirements of the GCA.  These spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other tax expense was $45.4 million in the first half of 2009 compared to $41.1 million in the same period of 2008, an increase of $4.3 million, or 10.5%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $63.9 million in the first half of 2009 compared to $59 million in the same period of 2008, an increase of $4.9 million, or 8.3%, reflecting the impact of higher pre-tax operating income in 2009.

Other income, net

Total other income, net was approximately $2.2 million in the first half of 2009 compared to $1.8 million in the same period of 2008, an increase of $0.4 million, or 22%.  The increase relates to increases to the cash surrender value of executive life insurance policies in 2009.

Interest charges

Long-term debt and transition property securitization certificates interest charges were $52.1 million in the first half of 2009 compared to $54.5 million in the same period of 2008, a decrease of $2.4 million, or 4.4%.  This decrease in interest expense reflects:

•	Lower interest costs of $4.3 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $2.0 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $15.5 million of net interest income in the first half of 2009 compared to $5.5 million of net interest income in the same period of 2008, a change of $10.0 million.  The change in the short-term and other net interest charges (income) reflects:

•

Lower borrowing costs of $3.5 million resulting from an approximate 240 basis point decrease in the 2009 weighted average borrowing rates and, to a lesser extent, a slightly lower average level of funds borrowed in 2009 as compared to the same period in 2008.  The weighted average short-term interest rate including fees was 0.4% and 2.8% in the six-month periods ended June 30, 2009 and 2008, respectively.

•	Increased interest income of $3.7 million related to the timing of collections from customers of certain regulatory assets
•	Increased interest income on federal income tax items of $3.5 million

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2009:
Ratio of earnings to fixed charges	5.23
Ratio of earnings to fixed charges and preferred stock dividend requirements	5.05

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2009

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2009

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: July 31, 2009	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer