Form 10-Q
period 2009-09-30
NSTAR ELECTRIC CO
filed 2009-10-30
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

The number of shares outstanding of the registrant's class of common stock was 100 Common Stock shares, par value $1 per share, as of October 29, 2009.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended September 30, 2009

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ARRA	American Recovery and Reinvestment Act of 2009
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$702,409	$796,701	$1,983,589	$2,025,796

Operating expenses:
Purchased power and transmission	319,125	417,188	995,298	1,033,871
Operations and maintenance	77,749	81,030	229,484	250,007
Depreciation and amortization	84,591	84,812	256,511	254,538
DSM and renewable energy programs	24,603	18,680	59,337	51,065
Property and other taxes	23,130	20,664	68,556	61,721
Income taxes	59,883	59,245	123,804	118,226

Total operating expenses	589,081	681,619	1,732,990	1,769,428

Operating income	113,328	115,082	250,599	256,368

Other income (deductions):
Other income, net	1,560	1,745	4,344	4,100
Other deductions, net	(159)	(1,391)	(771)	(1,925)
Total other income, net	1,401	354	3,573	2,175

Interest charges (income):
Long-term debt	20,937	19,667	62,247	59,052
Transition property securitization	4,792	6,982	15,595	22,090
Short-term debt and other, net	(5,388)	(3,855)	(20,921)	(9,350)
AFUDC	(101)	(297)	(341)	(1,284)
Total interest charges	20,240	22,497	56,580	70,508

Net income	$94,489	$92,939	$197,592	$188,035

Per share data is not relevant because NSTAR Electric Company's common stock is wholly-owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$1,032,078	$874,434	$1,002,255	$836,918

Add:
Net income	94,489	92,939	197,592	188,035
Subtotal	1,126,567	967,373	1,199,847	1,024,953

Deduct:
Common stock dividends declared to Parent	40,300	-	112,600	56,600
Preferred stock dividends declared	490	490	1,470	1,470
Subtotal	40,790	490	114,070	58,070
Balance at the end of the period	$1,085,777	$966,883	$1,085,777	$966,883

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2009	2008

Assets

Utility plant:
Electric plant in service, at original cost	$5,183,954	$4,970,766
Less: accumulated depreciation	1,241,899	1,178,315
	3,942,055	3,792,451
Construction work in progress	56,481	111,300
Net utility plant	3,998,536	3,903,751

Other property and investments:
Equity and other investments	5,638	6,782
Restricted cash	6,988	6,988
Nonutility property, net	516	518
	13,142	14,288
Current assets:
Cash and cash equivalents	9,741	8,556
Accounts receivable, net of allowance of $23,846 and $25,431 in 2009 and 2008, respectively	248,885	258,381
Accrued unbilled revenues	50,287	47,340
Regulatory assets	311,316	390,551
Inventory, at average cost	23,135	23,805
Refundable income taxes	128,340	128,340
Other	29,429	20,558
Total current assets	801,133	877,531

Deferred debits:
Regulatory assets	1,922,996	2,055,410
Other	39,891	38,822
Total deferred debits	1,962,887	2,094,232

Total assets	$6,775,698	$6,889,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	$-	$-
Premium on common stock	992,613	992,613
Retained earnings	1,085,777	1,002,255
Total common equity	2,078,390	1,994,868

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Long-term debt:
Long-term debt	1,322,091	1,343,954
Transition property securitization	212,202	331,209
Total long-term debt	1,534,293	1,675,163

Current liabilities:
Transition property securitization	98,600	92,580
Long-term debt	126,100	688
Notes payable	235,500	354,583
Power contract obligations	131,368	123,540
Accounts payable	156,512	203,337
Payable to affiliates, net	105,007	84,244
Income taxes	98,277	101,692
Accrued interest	28,391	14,490
Other	61,624	65,075
Total current liabilities	1,041,379	1,040,229

Deferred credits:
Accumulated deferred income taxes	1,116,426	1,091,459
Power contract obligations	245,843	345,393
Pension liability	324,338	305,668
Regulatory liability - cost of removal	223,676	217,266
Payable to affiliates	60,210	60,210
Other	108,143	116,546
Total deferred credits	2,078,636	2,136,542

Commitments and contingencies

Total capitalization and liabilities	$6,775,698	$6,889,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008

Operating activities:
Net income	$197,592	$188,035
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	260,130	258,760
Deferred income taxes	(698)	(14,721)
Net changes in:
Current assets and liabilities	11,644	19,096
Regulatory assets	88,516	57,767
Long-term power contract obligations	(91,722)	(102,178)
Deferred debits and credits, net	12,324	(12,610)
Net cash provided by operating activities	477,786	394,149

Investing activities:
Plant expenditures (including AFUDC)	(235,129)	(272,985)
Proceeds from sale of utility property	1,795	-
Net change in other investment activities	414	746
Net cash used in investing activities	(232,920)	(272,239)

Financing activities:
Transition property securitization redemptions	(112,987)	(115,886)
Issuance of long-term debt	100,000	-
Premium on issuance of long-term debt	4,553	-
Long-term debt redemption	(1,219)	(1,167)
Net change in notes payable	(119,083)	50,887
Debt issuance costs	(875)	-
Dividends paid	(114,070)	(58,070)
Net cash used in financing activities	(243,681)	(124,236)

Net increase (decrease) in cash and cash equivalents	1,185	(2,326)
Cash and cash equivalents at the beginning of the year	8,556	16,815
Cash and cash equivalents at the end of the period	$9,741	$14,489

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$62,561	$70,392
Income taxes	$103,944	$106,300
Non-cash investing activity:
Plant expenditures included in accounts payable	$9,701	$19,466

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

2. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2008 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  Certain immaterial reclassifications have been made to the accompanying prior period Condensed Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  NSTAR Electric is subject to the application of an accounting standard that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of this accounting standard.

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

The results of operations for the three and nine-month periods ended September 30, 2009 and 2008 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s allocated net periodic Pension Plan and PBOP Plan benefit costs for the third quarter are based on the latest annual actuarial valuation.

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

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit retirement plan that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the nine months ended September 30, 2009, NSTAR contributed approximately $30 million to the Plan.  NSTAR currently anticipates contributing approximately $70 million of additional funds to the Plan during the remainder of 2009.  The actual level of funding may be different from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Service cost	$5.3	$5.2	$16.0	$15.4
Interest cost	15.4	15.2	46.3	45.7
Expected return on Plan assets	(14.5)	(21.6)	(43.6)	(64.7)
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized actuarial loss	13.4	3.8	40.0	11.4
Net periodic pension benefit cost	$19.4	$2.4	$58.1	$7.2

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the nine months ended September 30, 2009, NSTAR contributed approximately $22 million to this plan and anticipates contributing approximately $8 million for the remainder of 2009 toward these benefits.  NSTAR Electric will fund approximately $18 million and $6 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the nine-month period ended September 30, 2009 was $27 million, as compared to $13 million in the nine-month period ended September 30, 2008.

4.  Short-Term Debt and Other Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Short-term debt	$147	$1,733	$607	$5,715
Regulatory assets	(5,779)	(5,053)	(17,176)	(12,724)
Interest on income tax items	(459)	(873)	(6,656)	(3,609)
Other	703	338	2,304	1,268
Total short-term debt and other, net	$(5,388)	$(3,855)	$(20,921)	$(9,350)

5.   New Accounting Standards Updates

Disclosures about Pension and Other Postretirement Plan Assets

Effective December 31, 2009, the Company will implement additional disclosure requirements for pension and other postretirement plan assets.  These additional disclosures include: how management makes investment allocation decisions, the major categories of plan assets, the valuation methodologies used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs, changes in plan assets for the period, and significant concentrations of risk within plan assets.  Since this requirement relates only to disclosures about the Company’s pension and other postretirement plan assets, the additional disclosure requirements will not affect the Company’s financial position, results of operations, or cash flows.

Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities will be effective for NSTAR Electric beginning in fiscal year 2010.  The Company continues to assess the potential impact of adoption.

6. Subsequent Events

Management has reviewed subsequent events through October 29, 2009 and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Note B. Cost of Removal

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2009 and December 31, 2008, the estimated amount of the cost of removal included in regulatory liabilities was $223.7 million and $217.3 million, respectively, and are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Condensed Consolidated Balance Sheets. These estimates are based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR Electric accounts for its energy contracts in accordance with applicable accounting standards and guidance.  NSTAR Electric has determined that its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.

Note D. Income Taxes

Income taxes are accounted for in accordance with the application of an accounting standard that requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Pursuant to the application of certain accounting standards related to regulated companies and income taxes, net regulatory assets of $29 million and $30.4 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2009 and December 31, 2008, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

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

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three and nine-month periods ended September 30, 2009.

Interest on tax positions

Unrecognized benefits associated with interest on construction-related uncertain tax positions from the use of SSCM were $4.4 million and $9 million as of September 30, 2009 and December 31, 2008, respectively. During the second quarter of 2009, NSTAR Electric recognized $4.6 million of these previously unrecognized benefits.  The likelihood that the amount of the remaining unrecognized benefits relating to the deduction for these construction-related costs will be recognized in the form of interest income is remote.

Note E.  Fair Value Measurement

NSTAR Electric is obligated to disclose fair value measurement pursuant to the application of an amended accounting standard that defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  While the standard does not expand the use of fair value, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value. The Company prospectively adopted this new accounting guidance on January 1, 2008, with no impact to its results of operations, financial position, or cash flows.

Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of September 30, 2009 and December 31, 2008, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,758,993	$1,837,500	$1,768,431	$1,779,620

Note F.  Long-Term Debt Issuance

On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with NSTAR Electric’s 5.625% $300 million Debentures due November 15, 2017 issued on November 19, 2007.

Note G. Commitments and Contingencies

1.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2009 and December 31, 2008, NSTAR Electric had a liability of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated liability recorded is based on an evaluation of all currently available facts with respect to these sites.

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

2.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs. Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years.  As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through September 30, 2009, approximately $17.3 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.  NSTAR Electric is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the fourth quarter of 2009.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued which disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of September 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.9 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

Service Quality Indicators

NSTAR Electric filed its 2007 and 2008 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of service performance.  The reports indicate that no penalty was assessable for 2007 or 2008.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous filings, the 2009 filings include a combination of actual and forecasted data for 2009 that NSTAR Electric will update during 2010 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

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

NSTAR Electric cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints.  However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

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

Net income for the three and nine-month periods ended September 30, 2009 amounted to $94.5 million and $197.6 million, respectively, as compared to $92.9 million and $188 million, respectively, for the same periods in 2008, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2008 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates.  The increase adjustment will be 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

b.  Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability program costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover related costs and a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause,

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power,

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs,

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and energy efficiency programs, and
•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

c.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through September 30, 2009, approximately $17.3 million has been collected from customers for the Wholesale Power Cost Saving Initiatives. NSTAR Electric is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company’s results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR Electric anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the fourth quarter of 2009.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued which disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of September 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.9 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

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

Other

a. Energy Efficiency Plans

NSTAR Electric administers an energy efficiency program.  The GCA directs electric and gas distribution companies to develop three-year energy efficiency plans.  The first three-year plan is to be effective January 1, 2010, and is expected to lead to a significant expansion of energy efficiency activity in

Massachusetts.  Like the historical programs, the new three-year plans may include financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not as yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2009, NSTAR Electric anticipates spending approximately $74.2 million.  For 2010, NSTAR Electric anticipates that the program will constitute $130 million in spending, subject to DPU approval.

b. American Recovery and Reinvestment Act of 2009 (ARRA)

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

NSTAR Electric is in the process of pursuing U.S. Department of Energy (DOE) Funding Opportunities made available under the ARRA.  In August 2009, NSTAR Electric applied for Federal grants for its Smart Grid Programs.  The requested funding represents 50% of the estimated total project costs.  On October 27, 2009, NSTAR Electric received notice from the DOE that it had been awarded a $10 million grant related to a distribution automation proposal.  NSTAR Electric anticipates that most of the remaining costs not recovered through the grant process will be recovered from customers.  These projects are anticipated to enhance information technology, communications and monitoring functions, and improve reliability and efficiency on NSTAR Electric’s distribution network.

c. Proposed Transmission Investment

On May 21, 2009, NSTAR and Northeast Utilities announced that the FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec.  Under this arrangement, firm transmission rights would be assigned to Hydro-Quebec, and the proposed line would transmit at least 1,200 megawatts of power.  NSTAR, Northeast Utilities, and Hydro-Quebec have agreed to develop this project, and are currently negotiating long-term transmission service and purchase power agreements.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2009 and 2008 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Executive Summary of Quarterly Results

Net income was $94.5 million for the quarter ended September 30, 2009 compared to $92.9 million for the same period in 2008.  Major factors (after-tax) that contributed to the $1.6 million, or 1.7%, increase in the three months ended September 30, 2009 earnings include:

•

Lower operations and maintenance expense primarily due to milder weather in 2009 that led to fewer emergent restoration events, lower storm-related costs due to the absence of severe storms.  Also contributing were control of outside services and lower administrative and other operating costs ($1.9 million)

•	Higher transmission margin primarily due to higher current earnings resulting from higher investment base ($1.3 million)
•	Higher other income due to changes in cash surrender value of executive life insurance policies ($1.2 million)

These increases in earnings factors were partially offset by:

•	Higher depreciation and amortization and property tax expenses in 2009 related to higher electric plant investments and higher municipal tax rates ($2.7 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $230.6 million, an increase of $13 million as compared to the same period in 2008.  The increase primarily reflects the timing of the collection of energy supply costs from customers.

•	NSTAR Electric invested approximately $54 million in capital projects to improve system reliability and capacity
•	NSTAR Electric paid approximately $40.8 million in common share dividends to NSTAR and retired approximately $40.8 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2009	2008	% Change

Residential	1,760,094	1,795,946	(2.0)
Commercial, Industrial, and other	3,978,336	4,148,861	(4.1)
Total retail sales	5,738,430	5,944,807	(3.5)

NSTAR Electric’s energy sales in the three months ended September 30, 2009 declined 3.5% compared to 2008 primarily due to unfavorable weather conditions resulting from a cooler summer during 2009 as compared to 2008.  Cooling degree-days in the Boston area for the three months ended September 30, 2009 were down 11.4% from the same period in 2008.  Electric sales were also impacted by economic conditions and customer conservation behavior.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three months ended September 30, 2009 and 2008 and the number of heating degree-days in a “normal” year using a 30-year average.  NSTAR Electric uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years, as collected at Boston’s Logan Airport for heating and cooling degree-day data.  Weather conditions during the three months ended September 30, 2009 measured by heating and cooling degree-days, respectively, were 34.6% higher/colder related to heating degree-days and 11.4% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Three months ended September 30, 2009	105
Three months ended September 30, 2008	78
Normal 30-Year Average	96

Percentage that 2009 was colder than 2008	34.6%
Percentage that 2009 was colder than 30-year average	9.4%

Cooling Degree-Days
Three months ended September 30, 2009	512
Three months ended September 30, 2008	578
Normal 30-Year Average	593

Percentage that 2009 was cooler than 2008	11.4%
Percentage that 2009 was cooler than 30-year average	13.7%

Operating revenues

Operating revenues for the third quarter of 2009 decreased $94.3 million, or 11.8%, from the same period in 2008 as follows:

(in millions)	Three Months Ended September 30,		Increase (Decrease)
Operating revenues	2009	2008	Amount	Percent

Retail distribution and transmission	$331.7	$304.1	$27.6	9.1%
Energy, transition, and other	370.7	492.6	(121.9)	(24.7)%
Total operating revenues	$702.4	$796.7	$(94.3)	(11.8)%

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

The increase of $27.6 million, or 9.1%, in retail distribution and transmission revenues primarily reflects:

•	Increase in transmission revenues is primarily due to the recovery of a higher transmission investment base and recovery of higher regional network service costs ($28 million)
•	Increased electric revenues resulting from the annual inflation rate adjustment ($3.7 million)

These increases were partially offset by:

•	Decreased energy sales of 3.5% due to the impact of weather conditions, economic conditions and customer conservation measures ($3.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $121.9 million decrease in energy, transition, and other revenues is primarily attributable to lower demand and lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense  was $319.1 million in the third quarter of 2009 compared to $417.2 million in the same period of 2008, a decrease of $98.1 million, or 23.5%.  The decrease in expense reflects lower energy sales of 3.5% and lower energy supply costs.  These decreases are partially offset by higher transmission costs of $33.3 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense  was $77.7 million in the third quarter of 2009 compared to $81 million in the same period of 2008, a decrease of $3.3 million, or 4.1%.  Milder weather in 2009 led to lower storm-related costs ($0.7 million).  Another factor was control of outside services and lower administrative and other operating costs ($2.7 million).

Depreciation and amortization expense   was $84.6 million in the third quarter of 2009 compared to $84.8 million in the same period of 2008, a decrease of $0.2 million, or 0.2%.  The decrease primarily reflects lower amortization of costs to achieve, partially offset by higher depreciation.

DSM and renewable energy programs expense  was $24.6 million in the third quarter of 2009 compared to $18.7 million in the same period of 2008, an increase of $5.9 million, or 31.6%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR Electric anticipates a further increase in DSM spending during 2009 and in future years driven by requirements of the Massachusetts Green Communities Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense  was $23.1 million in the third quarter of 2009 compared to $20.7 million in the same period of 2008, an increase of $2.4 million, or 11.6%, reflecting higher overall property investments and higher tax rates.

Income tax expense  attributable to operations was $59.9 million in the third quarter of 2009 compared to $59.2 million in the same period of 2008, an increase of $0.7 million, or 1.2%.

Other income, net

Total other income, net  was approximately $1.4 million in the third quarter of 2009 compared to $0.4 million in the same period of 2008, an increase of $1.0 million.  The increase relates primarily to an increase to the cash surrender value of executive life insurance policies in 2009 compared to a decrease of $1.4 million in 2008, reported as an other deduction.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates  was $25.7 million in the third quarter of 2009 compared to $26.6 million in the same period of 2008, a decrease of $0.9 million, or 3.4%.  This decrease in interest expense reflects:

•	Lower interest costs of $2.2 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $1.3 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest changes (income), net  were $5.4 million of net interest income in the third quarter of 2009 compared to $3.9 million of net interest income in the same period of 2008, a change of $1.5 million.  The change in short-term and other net interest charges (income) reflects:

•

Lower short-term borrowing costs of $1.6 million resulting from a 202 basis point decrease in the weighted average short-term borrowing rates for the third quarter 2009 (0.28%) to the comparable period of 2008 (2.30%).  Partially offsetting the lower rates was an increase in the average level of borrowed funds as compared to the same period in 2008.

•	Increased interest income of $0.3 million related to the timing of collections from customers of certain regulatory assets

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Executive Summary of Year to Date Results

Net income was $197.6 million for the nine-month period ended September 30, 2009 compared to $188 million for the same period in 2008.  Major factors (after-tax) that contributed to the $9.6 million, or 5.1%, increase in 2009 earnings include:

•

Lower operations and maintenance expense primarily due to milder weather in 2009 that led to fewer emergent restoration events, lower storm-related costs, and lower labor costs.  Also contributing were lower liability claims, control of outside services, and lower administrative and other operating costs ($11.2 million)

•	Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax items and increased interest income on regulatory deferrals ($4.4 million)
•	Higher transmission revenues as a result of increased transmission investment base ($4.1 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 3.7% decrease in sales offset by the annual inflation rate adjustment ($4.1 million)
•	Higher depreciation and amortization and property tax expenses in 2009 related to higher plant investment and higher municipal tax rates ($7.3 million)
•	The absence of a cumulative impact in 2008 of implementing the March 29, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during the nine months ended September 30, 2009 include the following:

•

Cash flows from operating activities provided approximately $477.8 million, an increase of $83.7 million, as compared to the same period in 2008.  The increase primarily reflects a change in the timing of income tax payments and the timing of the recovery of energy supply costs when compared to the same period in 2008.  These positive sources of cash were partially offset by the timing of payables and energy supply payments

•	NSTAR Electric invested approximately $235 million in capital projects to improve system reliability and capacity
•	NSTAR Electric paid approximately $114.1 million in common share dividends to NSTAR and retired approximately $114.2 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2009	2008	% Change

Residential	4,876,682	4,969,744	(1.9)
Commercial, Industrial, and other	11,001,807	11,516,459	(4.5)
Total retail sales	15,878,489	16,486,203	(3.7)

NSTAR Electric’s energy sales in the nine months ended September 30, 2009 declined 3.7% compared to 2008. Electric sales were impacted by cooler weather in the third quarter of 2009 and by economic conditions.

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

Weather Conditions

Refer to and consider for this nine-month period ended September 30, 2009 discussion, NSTAR Electric’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description  and use of energy degree-days, as found in the “Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the nine months ended September 30, 2009 and 2008 and the number of heating and cooling degree-days in a “normal” year using a 30-year average.  Weather conditions during the nine months ended September 30, 2009 measured by heating and cooling degree-days, respectively, were 7.7% higher/colder related to heating degree-days and 25% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Nine months ended September 30, 2009	3,798
Nine months ended September 30, 2008	3,527
Normal 30-Year Average	3,750

Percentage that 2009 was colder than 2008	7.7%
Percentage that 2009 was colder than 30-year average	1.3%

Cooling Degree-Days
Nine months ended September 30, 2009	591
Nine months ended September 30, 2008	788
Normal 30-Year Average	769

Percentage that 2009 was cooler than 2008	25%
Percentage that 2009 was cooler than 30-year average	23.1%

  Operating revenues

Operating revenues for the nine months ended September 30, 2009 decreased $42.2 million, or 2.1%, from the same period in 2008 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
Operating revenues	2009	2008	Amount	Percent

Retail distribution and transmission	$814.0	$750.8	$63.2	8.4%
Energy, transition, and other	1,169.6	1,275.0	(105.4)	(8.3)%
Total operating revenues	$1,983.6	$2,025.8	$(42.2)	(2.1)%

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

The increase of $63.2 million, or 8.4%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base and recovery of higher regional network service costs ($71 million)

This increase was partially offset by:

•

Decreased energy sales of 3.7% due to the impact of weather conditions, economic conditions, and customer conservation measures offset by increased electric revenues resulting from the annual inflation rate adjustment ($6.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $105.4 million decrease in energy, transition, and other revenues is primarily attributable to lower demand and lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense  was $995.3 million in the nine months ended September 30, 2009 compared to $1,033.9 million in the same period of 2008, a decrease of $38.6 million, or 3.7%.  The decrease in expense reflects lower energy sales of 3.7%, as well as lower basic service and other energy costs ($144.2 million).  These decreases are partially offset by higher transmission costs of $88.3 million primarily due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense  was $229.5 million in the nine months ended September 30, 2009 compared to $250 million in the same period of 2008, a decrease of $20.5 million, or 8.2%.  Milder weather in 2009 led to fewer emergent restoration events and lower storm-related costs ($3.1 million).  Other factors were lower liability claims ($2 million), lower labor and labor-related costs ($6.7 million), and control of outside services and lower administrative and other operating costs ($8.5 million).

Depreciation and amortization expense  was $256.5 million in the nine months ended September 30, 2009 compared to $254.5 million in the same period of 2008, an increase of $2.0 million, or 0.8%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $59.3 million in the nine months ended September 30, 2009 compared to $51.1 million in the same period of 2008, an increase of $8.2 million, or 16.0%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR Electric anticipates a further increase in DSM spending during 2009 driven by requirements of the GCA.  These spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other tax expense  was $68.6 million in the nine months ended September 30, 2009 compared to $61.7 million in the same period of 2008, an increase of $6.9 million, or 11.2%, reflecting higher overall property investments and higher tax rates.

Income tax expense  attributable to operations was $123.8 million in the nine months ended September 30, 2009 compared to $118.2 million in the same period of 2008, an increase of $5.6 million, or 4.7%, reflecting higher pre-tax operating income in 2009.

Other income, net

Total other income, net  was approximately $3.6 million in the nine months ended September 30, 2009 compared to $2.2 million in the same period of 2008, an increase of $1.4 million, or 63.6%.  The increase relates to increases to the cash surrender value of executive life insurance policies in 2009.

Interest charges (income)

Long-term debt and transition property securitization certificates  interest charges were $77.8 million in the nine months ended September 30, 2009 compared to $81.1 million in the same period of 2008, a decrease of $3.3 million, or 4.2%.  This decrease in interest expense reflects:

•	Lower interest costs of $6.5 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $3.3 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $20.9 million of net interest income in the nine months ended September 30, 2009 compared to $9.4 million of net interest income in the same period of 2008, a change of $11.5 million.  The change in the short-term and other net interest charges (income) reflects:

•

Lower borrowing costs of $5.1 million resulting from a 224 basis point decrease in the weighted average short-term borrowing rates from the nine months ended September 30, 2008 (2.60%) to the comparable period in 2009 (0.36%)  Partially offsetting the lower rates was an increase in the average level of borrowed as compared to the same period in 2008

•	Increased interest income of $7.5 million related to the timing of collections from customers of certain regulatory assets and interest income on federal income tax-related items

AFUDC decreased $0.9 million in the nine months ended September 30, 2009 due to lower short-term borrowing rates.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2009:
Ratio of earnings to fixed charges	5.37
Ratio of earnings to fixed charges and preferred stock dividend requirements	5.18

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2009

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2009

	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: October 29, 2009	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer