Form 10-K
period 2009-12-31
NSTAR ELECTRIC CO
filed 2010-02-11
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2010
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
None

NSTAR Electric Company

Index to Annual Report on Form 10-K

Year Ended December 31, 2009

Signatures	69

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company (the Company)
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
Moody’s	Moody’s Investors Service
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EERF	Energy Efficiency Reconciling Factor
FCA	Forward Capacity Auction
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act of 2007
GWSA	Massachusetts Global Warming Solutions Act
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)

Glossary of Terms (continued)

MY	Maine Yankee Atomic Power Company
NAV	Net Asset Value
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
PPA	Pension Protection Act of 2006
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
WRERA	Worker, Retiree and Employee Recovery Act of 2008
YA	Yankee Atomic Electric Company

N/A	Not Applicable

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
•

changes to prevailing local, state, and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies, and changes in, and compliance with, environmental and safety laws and policies

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Item 1A, "Risk Factors," Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the accompanying Notes to Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

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

NSTAR Electric derives its revenues primarily from the sale of distribution and transmission services to customers.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on the purchased power and transmission expense but will not affect the Company's net income as the Company recognizes a corresponding change in revenues.

(b)  Financial Information about Industry Segments

NSTAR Electric operates as a regulated electric public utility; therefore, industry segment information is not applicable.

(c)  Narrative Description of Business

Principal Products and Services

NSTAR Electric supplies distribution and transmission service at retail to an area of 1,702 square miles. The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, Plymouth, and the geographic area comprising Cape Cod and Martha’s Vineyard.  The population of this area is approximately 2.4 million.

NSTAR Electric’s operating revenues and sales percentages by customer class for the years 2009, 2008, and 2007 consisted of the following:

	Revenues ($)			Retail Electric Sales (mWh)
Retail:	2009	2008	2007	2009	2008	2007
Commercial and industrial	57%	57%	56%	68%	69%	69%
Residential	42%	42%	43%	31%	30%	30%
Other	1%	1%	1%	1%	1%	1%

Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency expenditures in addition to those charges recovered in the energy conservation charge;

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power;

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contract buy-outs;

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR Electric’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market;

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and energy efficiency programs; and
•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates.  Refer to the "Rate Settlement Agreement" section of the accompanying Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for more details.

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

Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric services.  This order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

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

The New England Forward Capacity Market (FCM) includes a locational price mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR Electric to self-supply through contracted resources to meet its capacity obligations without participating in the Forward Capacity Auctions (FCAs).  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period. FCM will begin on June 1, 2010.  To date, three FCM auctions have taken place covering the 2010-2011, 2011-2012, and 2012-2013 time periods.  NSTAR Electric expects these costs to be fully recoverable.

Market and Transmission Regulation

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

NSTAR Electric and most other New England electric utilities, generation owners, and marketers are parties to a series of agreements that provide for coordinated planning and operation of the region’s generation and transmission facilities and the rules by which they participate in the wholesale markets and acquire transmission services.  Under these arrangements, ISO-New England, a non-profit corporation whose board of directors and staff are independent from all market participants, serves as the Regional Transmission Operator (RTO) of the New England Transmission System.  ISO-New England works to ensure the reliability of the system, administers the independent system operator tariff subject to FERC approval, oversees the efficient and competitive functioning of the regional wholesale power market and determines which costs of NSTAR Electric’s major transmission facilities are regionalized throughout New England.  NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-New England.  Refer to the “FERC Transmission ROE” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Transmission Rates

Transmission revenues are based on formula rates that are approved by the FERC.  Tariffs are set by FERC and primarily include the Regional Network Service (RNS) and Local Network Service (LNS) rate schedules.  The RNS rate, administered by ISO-NE and billed to all New England transmission owners, is reset on June 1 of each year and recovers the revenue requirements associated with transmission facilities that benefit the New England region.  The LNS rate, which NSTAR Electric administers, is reset annually and recovers the revenue requirements for local transmission facilities. The LNS rate calculation recovers total transmission revenue requirements net of revenues received from other sources, thereby ensuring that NSTAR Electric recovers all regional and local revenue requirements as prescribed in the tariffs.

Transmission Capital Improvements

NSTAR Electric continues to evaluate needs for transmission improvements throughout its service area. ISO-New England transmission project upgrades maintain transmission system reliability, improve the economic performance of the system, and are fully coordinated with other power regions. Over the next five to ten years, ISO-New England transmission projects are expected to enhance the region’s ability to support a robust, competitive wholesale power market by reliably moving power from various internal and external sources to the region’s load centers.

Additional transmission plans have been developed to further reduce the dependence on certain generating units needed for reliability and the exposure to special load-shedding contingency procedures. At various times, generating units in New England have been in “must-run” situations to maintain area reliability. Transmission improvements placed in-service have reduced costs associated with Reliability Must Run Agreements and second-contingency and voltage-control payments.

The lower Southeastern Massachusetts (SEMA) Projects are examples in which transmission improvements have contributed to the reduction of energy supply costs; further improvements in lower SEMA will significantly reduce the need to commit generation for second-contingency protection.  NSTAR Electric’s future lower SEMA Project consists of an expansion and upgrade of existing lines, equipment and substations, and construction of a new 22 mile, 345kV transmission line that will cross the Cape Cod Canal. The project is expected to be in-service in late 2012.

Plant Expenditures and Financings

The most recent estimates of NSTAR Electric plant expenditures and long-term debt maturities for 2010 and the years 2011-2014 are as follows:

(in millions)	2010	2011-2014
Plant expenditures	$317	$1,130
Long-term debt	$184	$ 935

In the five-year period 2010 through 2014, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR Electric’s service territory.  Of the $317 million planned expenditures for 2010, approximately $90 million is for transmission system improvements.

Management continuously reviews its capital expenditure and financing programs.  These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.  Refer to the accompanying “Cautionary Statement Regarding Forward-Looking Information” preceding Item 1, “Business,” and the “Contractual Obligations” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Franchises

Through its charters, which are unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity within its service territory and has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state.  In some cases the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric’s territory without the written consent of NSTAR Electric.  This consent must be filed with the DPU and the municipality so affected.

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

Environmental Matters

NSTAR Electric is subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations.  NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties.  Refer to the accompanying Item 1A, “Risk Factors,”  the “Contingencies - Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note J, "Commitments and Contingencies," for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees and Employee Relations

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric & Gas.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric & Gas.  As of December 31, 2009, NSTAR Electric & Gas had approximately 3,000 employees, including approximately 2,100 who are represented by two labor unions covered by separate collective bargaining contracts.  Approximately 1,850 of these employees provide services to NSTAR Electric and are members of Local 369 of the Utility Workers of America (AFL-CIO) with whom NSTAR Electric & Gas’ contract expires on June 1, 2012.

(d)  Financial Information about Geographic Areas

NSTAR Electric is engaged in the energy delivery business in Massachusetts.  NSTAR Electric does not have any foreign operations or export sales.

(e)  Available Information

NSTAR Electric files its Forms 10-K, 10-Q, 8-K reports, and other information with the SEC. You may access materials free of charge.  NSTAR Electric has filed with the SEC, and this information can be found on NSTAR’s website at www.nstar.com:  Select “Investor Relations” and “Financial Information” or on the SEC’s website at www.sec.gov.  Copies of NSTAR Electric’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Trustees (Directors), Officers and Employees (“Code of Conduct”).  NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, in a press release, on the NSTAR website or on Form 8-K, within four business days following the date of such amendment or waiver.  NSTAR’s Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or directors can be accessed free of charge on NSTAR’s website at: www.nstar.com: Select “Investor Relations” and “Company Information.”

The certifications of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1, and 32.2.

Item 1A.  Risk Factors

NSTAR Electric’s future performance is subject to a variety of risks, including those described below.  If any of the following risks actually occur, NSTAR Electric’s business could be harmed.  In addition to the other information in this Annual Report on Form 10-K, investors or prospective investors should carefully consider the following risk factors.

NSTAR Electric's operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company's results of operations and its financial position.

NSTAR Electric's operations, including the rates charged, are regulated by the FERC and the DPU.  In addition, NSTAR Electric's accounting policies are prescribed by GAAP, the FERC, and the DPU.  Adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial condition.

Potential municipalization or technological developments may adversely affect our regulated electricity business.

Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric. Although not a trend, NSTAR Electric could be exposed to municipalization risk, whereby a municipality could acquire the electric delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR Electric's revenues.  Any such action would require numerous legal and regulatory consents and approvals.  Municipalization would require that NSTAR Electric be compensated for its assets assumed.  In addition, there is also the risk that technological developments could lead to distributed generation among NSTAR Electric's customer base reducing such customers’ use of NSTAR Electric’s utility system.

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

NSTAR Electric is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites.  NSTAR Electric divested all of its regulated generating assets under terms that generally require the buyer to assume all responsibility for past and present environmental harm.  Based on NSTAR Electric's current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR Electric does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR Electric's results of operations, cash flows or financial position.  However, discovery of currently unknown conditions at existing sites, identification of additional waste sites or changes in environmental regulation, could have a material adverse impact on NSTAR Electric's results of operations, cash flows or financial position.

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

NSTAR Electric frequently accesses the capital markets to finance its working capital requirements, capital expenditures, and to meet its long-term debt maturity obligations.  Increased interest rates, or adverse changes in our credit ratings or further deterioration in the credit markets, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flows.  In addition, an adverse change in our credit ratings could increase borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements.  Refer to the accompanying Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a further discussion.

Our business is sensitive to variations in weather and has seasonal variations.  In addition, severe storm-related disasters could adversely affect the Company.

Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on electric sales for any given period.  In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to our facilities that may require additional costs to repair and have a material adverse impact on the Company's results of operations, cash flows or financial position.  To the extent possible, NSTAR Electric would seek recovery of these costs through the regulatory process.

An economic downturn, increased costs of energy supply, and customers’ conservation efforts could adversely affect energy consumption and could adversely affect our results of operations.

Electric consumption is significantly impacted by the general level of economic activity and cost of energy supply.  Economic downturns or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. These conditions could adversely impact the level of energy sales and result in less demand for energy delivery.  A recession or a prolonged lag of a subsequent recovery could have an adverse effect on NSTAR Electric's results of operations, cash flows or financial position.

Our operations may be impacted if generation supply or its transmission availability is limited or unreliable.

Our business is reliant on transmission facilities that we do not own or control.  Our ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator and electric generators that supply our customers' energy requirements.  Should our ability to receive electric supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact our ability to serve our customers.  It could also force us to secure alternative supply at significantly higher costs.

Financial market performance and other changes may decrease the Company’s pension plan assets and could require additional funding beyond historic levels.

A sustained decline in the global financial markets may have a material adverse effect on the value of our pension plan assets.  This situation may increase our plan funding requirements.

Item 1B.  Unresolved Staff Comments

     None

Item 2.  Properties

NSTAR Electric properties include an integrated system of transmission and distribution lines and substations, an interest in a jointly owned administration office building and other structures such as garages and service centers that are located in eastern Massachusetts.  NSTAR Electric's high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor.  Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities.

At December 31, 2009, NSTAR Electric's primary and secondary transmission and distribution system consisted of approximately 21,980 circuit miles of overhead lines, approximately 13,020 circuit miles of underground lines, 256 substation facilities and approximately 1,173,500 active customer meters.

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

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC (BEC Funding), BEC Funding II, LLC (BEC Funding II) and CEC Funding, LLC (CEC Funding), all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  NSTAR Electric has no variable interest entities.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission, and energy efficiency services to customers.  However, NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kilowatt-hours, which have an effect on the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on purchased power and transmission expenses, but will not affect the Company's net income as the Company recognizes a corresponding change in revenues.

Critical Accounting Policies and Estimates

NSTAR Electric's discussion and analysis of its financial condition, results of operations and cash flows are based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these Consolidated Financial Statements required management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the accompanying Consolidated Financial Statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that require significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions.  The accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a.   Revenue Recognition

Revenues are based on rates approved by the DPU and the FERC.  Revenues related to the sale of energy, transmission, distribution, and energy efficiency services are generally recorded when service is rendered or energy is delivered to customers.  However, the determination of the energy sales to individual customers is based on systematic meter readings throughout a month.  Meters that are not read during a given month are estimated and trued-up to actual use in a future period.  At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded.  Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 were $46 million and $47 million, respectively.

The level of revenues is subject to seasonal weather conditions.  Electric sales volumes are typically higher in the winter and summer than in the spring or fall.  As a result, NSTAR Electric records a higher level of revenue during the seasonal periods mentioned above.

b.   Regulatory Accounting

NSTAR Electric follows accounting policies prescribed by GAAP, the FERC and the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  As a rate-regulated company, NSTAR Electric is subject to the application of an accounting standard, ASC 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries.  NSTAR Electric's energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.  This ratemaking process results in the recording of regulatory assets or a regulatory liability (including cost of removal) based on the probability of current and future cash flows.  Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers.  Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future or they may relate to the future cost of removal of assets.  (Refer to the accompanying “Asset Retirement Obligations and Cost of Removal” section of Item 7.)  As of December 31, 2009 and 2008, NSTAR Electric has recorded regulatory assets of $2.2 billion and $2.4 billion, and regulatory liabilities of $219.6 million and $217.3 million, respectively.  NSTAR Electric continuously reviews these regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines.  NSTAR Electric expects to fully recover these regulatory assets in its rates.  If future recovery of any deferred costs ceases to be probable, NSTAR Electric would be required to charge such deferred amounts to current earnings.  Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

c.   Pension Benefits

NSTAR Electric sponsors the NSTAR Pension Plan (the Plan) that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas.  NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, on the proportion of total direct labor charged to its operating companies.

NSTAR Electric's annual pension benefits costs are dependent upon several factors and assumptions, such as but not limited to, employee demographics, plan design, the level of cash contributions made to the plan, the discount rate, and the expected long-term rate of return on the plan’s assets.

Changes in pension assets and liabilities associated with these factors are not immediately recognized as pension costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plan's participants.  However, these factors could have a significant impact on pension assets or liabilities recognized.

NSTAR Electric’s Pension Plan assets, which partially consist of equity investments, have been affected by recent trends in the overall global equity markets.  Fluctuations in the fair value of the Pension Plan assets impact the funded status, accounting costs, and cash funding requirements of this Plan.  The earnings impact of increased Pension costs is substantially mitigated by NSTAR Electric’s DPU-approved pension rate adjustment mechanism.  Under the PAM, NSTAR Electric recovers its pension expense through a reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan experience.

There were no significant changes to NSTAR Electric’s pension benefits in 2009, 2008, and 2007.  As further described in Note E, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements, NSTAR Electric's discount rate for the Pension Plan obligation was 5.85% and 6.25% at December 31, 2009 and 2008, respectively.  These discount rates align with market conditions and the anticipated cash flow characteristics of NSTAR Electric’s pension obligation.  The expected long-term rate of return on pension plan assets for 2009 remained at 9.0%, the same as 2008 and 2007.  Changes in these assumptions have an impact on reported pension costs and obligations.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)		Impact on
		Projected Benefit
	Change	Obligation	Impact on 2009 Cost
Actuarial Assumption	in Assumption	Increase/(Decrease)	Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(60,473)	$(6,008)
Decrease in discount rate	50 basis points	$59,854	$5,390
Increase in expected long-term
rate of return on plan assets	50 basis points	N/A	$(3,481)
Decrease in expected long-term
rate of return on plan assets	50 basis points	N/A	$3,481

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan liabilities.  In determining the expected long-term rate of return on plan assets, NSTAR Electric considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period.  The expected long-term rate of return on Plan assets could vary from actual year-to-year returns.  The actual allocation for investments may vary from the target allocation at any particular time.  During 2009, NSTAR Electric contributed $125 million to the Pension Plan.  In 2010, NSTAR Electric expects to contribute $25 million to the Pension Plan.

The Pension Protection Act of 2006 (the PPA) generally requires employers with defined-benefit pension plans to make minimum contributions to fund any shortfall between the assets and liabilities of the plan (as defined by the PPA) over a period of seven years.  On December 23, 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WRERA) was enacted providing relief to single employer pension plans with respect to contribution requirements for the 2009 and 2010 plan years.  The Company is in compliance with the funding requirements of PPA and WRERA as of December 31, 2009.

d.  Uncertain Tax Positions

Accounting for uncertain tax positions requires management to use judgment in assessing the potential exposure from tax positions taken that may be challenged by taxing authorities.  Management is required to assess the possibility of alternative outcomes based upon all facts available at the reporting date.  These estimates could differ significantly from the ultimate outcome.  For additional information on uncertain tax positions and estimates used therein, refer to "Income Tax Matters" included in this section of this MD&A.

Investments in Yankee Companies

NSTAR Electric has an equity ownership of 14% in Connecticut Yankee Atomic Power Company (CY), 14% in Yankee Atomic Electric Company (YA), and 4% in Maine Yankee Atomic Power Company (MY), (collectively, the Yankee Companies).  CY, YA, and MY plant sites have been decommissioned in accordance with NRC procedures.  Amended licenses continue to apply to the ISFSI's where spent nuclear fuel is stored at these sites.  CY, YA, and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

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

Asset Retirement Obligations and Cost of Removal

The fair value of a liability for an asset retirement obligation (ARO) is recorded in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR Electric’s recognition of an ARO has no impact on its earnings.  As a rate-regulated utility, NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists and is related to both plant assets containing hazardous materials and legal requirements to undertake remediation efforts upon retirement.

At December 31, 2009 and 2008, NSTAR Electric had recorded asset retirement cost liabilities of $23 million and $15 million, respectively, which approximates the current cost for NSTAR Electric to meet its legal or contractual obligations to perform actions at some point after the retirement of an asset.  This amount is included in Deferred credits and other liabilities – Other deferred credits on the accompanying Consolidated Balance Sheets.

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2009 and 2008, the estimated amount of the cost of removal included in regulatory liabilities was approximately $219.6 million and $217.3 million, respectively, based on the estimated cost of removal component in current depreciation rates.  This represents the cumulative amounts collected from customers for cost of removal, but not yet expended.

New Accounting Standards Updates

Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities will be effective for NSTAR Electric beginning in fiscal year 2010.  The Company does not anticipate that this authoritative guidance will have an effect on the Company’s existing contractual and business relationships and how they are reported in the Consolidated Financial Statements.

Rate and Regulatory Proceedings

a.  Rate Structures

     Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  The increase adjustment will be 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.  The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%. NSTAR Electric may file request for a general rate increase.  NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2009, 2008 or 2007.

     Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power.  As of December 31, 2009, 2008, and 2007, customers of NSTAR Electric had approximately 43%, 45%, and 47%, respectively, of their load requirements provided through Basic Service.  NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

b.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and DPU Consumer Division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the DPU concerning its performance as to each measure and is subject to maximum penalties of up to two and one-half percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  On January 13, 2010, the DPU issued an order that approved the 2007 Service Quality Report that agreed performance levels were sufficient and no penalties were assessed.

The Service Quality report for NSTAR Electric for 2008 was filed with the DPU and is under review.  Based on the report, no penalties are assessable for the performance year.

NSTAR Electric service quality performance levels for 2009 were not in a penalty situation and the final performance report is anticipated to be filed during the first quarter of 2010.

c.  Regulatory Matters

     Massachusetts Regulatory Environment

On July 2, 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The GCA:

•	Requires electric and natural gas distribution companies to file three-year energy efficiency investment plans to include fully reconciling funding mechanisms and incentives;
•

Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts for which utilities would be allowed remuneration on certain Massachusetts-based contract commitments;

•	Establishes a “smart grid” pilot program;
•	Gives final approval to the State’s participation in the Regional Greenhouse Gas Initiative;
•

Increases Renewable Portfolio Standards and Alternative Energy Portfolio Standards for utilities and other electricity suppliers regarding the power that they purchase.  Requirements to purchase power from new renewable resources will increase in increments of 1% per year from 4% in 2009 to 15% in 2020.  Requirements to purchase from alternative portfolio resources will gradually increase from 1% in 2009 to 5% in 2020.  Existing requirements to purchase 3.5% from waste to energy resources and 3.6% from vintage renewable resources are not expected to change.  By 2020, NSTAR Electric anticipates purchasing 27.1% of its power under these mandates, as compared to a total of 12.1% in 2009; and

•	Modifies the service quality performance penalty provision (Refer to Note J, “Commitments and Contingencies,” of the accompanying Notes to Consolidated Financial Statements).

The GCA provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

On August 7, 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted.  The intention of the GWSA is to reduce greenhouse gas emissions in Massachusetts across multiple sectors of the economy, first by requiring the reporting of carbon dioxide and other greenhouse gas emissions and then requiring the gradual reduction of such greenhouse gas emissions by 80% of 1990 levels over a 40-year period beginning in 2010.  Regulations setting forth specific detailed requirements under the GWSA started with the establishment of 1990 Baseline and 2020 Business as Usual Projection during 2009.  By January 2011, the State is expected to adopt regulations establishing a desired level of declining emissions limits for resources that emit greenhouse gases.  At this time, NSTAR Electric cannot predict the effect of the GWSA on its future results of operations, financial position, or cash flows.

Long-Term Renewable Energy Contracts

In accordance with the requirements of the GCA, in January, 2010 NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy and renewable energy certificates for approximately 1.5% of total annual load for between ten and 15 year periods.  The evaluation of supplier bids will be weighted primarily towards price factors, but also by non-price factors such as reliability and financial stability.  All contracts must be approved by the DPU.

Electric Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric service.  This order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

This revenue adjustment mitigates the impact of lower sales resulting from incremental energy efficiency programs.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

Regulatory Proceedings – DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11 million, $13 million, and $15 million in 2006, 2007 and 2008, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2009 are currently under review by the Company and are estimated to be approximately $16 million.  NSTAR Electric awaits the results of the 2006 and 2007 filings from the DPU prior to submitting the final 2008 and 2009 CPSL cost recovery reconciliations with the DPU.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued which disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through December 31, 2009, approximately $18.9 million had been collected from customers for the Wholesale Power Cost Savings Initiatives.

On November 30, 2009, the DPU denied NSTAR Electric’s petition.  NSTAR Electric must refund the $18.9 million already collected from customers.  The DPU order had no impact on earnings as the Company did not reflect the amounts collected in revenues.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the cost of the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of December 31, 2009, the potential impact to earnings of eliminating the bad debt adder would be approximately $20.8 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

FERC Transmission ROE

          Local Transmission Facilities

For the participating New England Transmission Owners, including NSTAR Electric, a base ROE on transmission facilities of 11.14% has been approved by FERC.  NSTAR Electric earns this ROE on all local transmission facility investments.

          Regional Transmission Facilities

The FERC authorized an ROE on NSTAR Electric’s regional transmission facilities of 11.64%.

          Additional Incentive Adders

Additional incentive adders are available and are decided on a case by case basis according to FERC’s most recent national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities. This 100 basis point adder, when combined with the FERC's approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.  NSTAR Electric’s 345 kV Transmission Project, completed in phases through December 2008, among others, has received this additional incentive adder.

Other

a. Energy Efficiency Plans

NSTAR Electric is required to administer a demand-side management energy efficiency program.  The GCA directs electric and gas distribution companies to develop three-year energy efficiency plans.  The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the historical programs, the new three-year plans may include financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not as yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2009, NSTAR Electric incurred Energy Efficiency expenses of approximately $80.1 million, inclusive of program administrator incentives.  NSTAR Electric has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending.  The 2010 plan was approved by DPU on January 28, 2010.

b. American Recovery and Reinvestment Act of 2009 (ARRA)

The American Recovery and Reinvestment Act of 2009 (ARRA) provides resources for government-funded spending in several energy-related areas that have relevance to NSTAR Electric, including energy efficiency, smart grid funding, renewable energy financing and transmission projects.  These initiatives are largely directed through federal and state agencies and not-for-profit public agencies.  NSTAR Electric continues to evaluate the impact of this legislation on its business initiatives in these areas.  Any action will require regulatory approval.

In August 2009, NSTAR Electric applied for Federal grants for its Smart Grid Programs.  The requested funding represents 50% of the estimated total project costs.  On October 27, 2009 and November 25, 2009, NSTAR Electric received notice from the U.S. Department of Energy (DOE) that it had been awarded grants of approximately $18 million for three projects related to distribution automation, smart metering and renewable energy inter-connections proposals.  NSTAR Electric anticipates that most of the remaining costs not recovered through the grant process will be recovered from customers.  These projects are anticipated to enhance information technology, communications and monitoring functions and improve reliability and efficiency on NSTAR Electric’s distribution network.

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

Income Tax Matters

      Construction-related Costs – Simplified Service Cost Method (SSCM)

In 2004, NSTAR Electric, as part of NSTAR’s consolidated group, amended its 2002 Federal income tax return to change its method of accounting for certain construction-related overhead costs previously capitalized to plant under a methodology prior to SSCM.  Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred.  NSTAR Electric claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $366.7 million.  In 2005, NSTAR Electric received formal notification from the IRS that the claim on its amended income tax return was denied.  NSTAR Electric did not receive the requested refund amount due.

In August 2005, the IRS issued a Revenue Ruling and Treasury Regulations related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR Electric, once this tax position is resolved.  This refund has been recorded as a current refundable income tax on the accompanying Consolidated Balance Sheets.

      IRS Appeals and Examinations

As of December 31, 2009, the 2001 through 2007 Federal and state tax years remain open (including the SSCM matter) and returns for those years are at the IRS Office of Appeals.

NSTAR Electric is negotiating with IRS Appeals in an attempt to settle all issues relating to years 2001 through 2007.  To date, the Company has reached agreement on the SSCM issue with a closing agreement expected to be signed in the first quarter of 2010.  Upon approval of the settlement by the U.S. Congress Joint Committee on Taxation, NSTAR Electric expects receipt of the $128.3 million of its refundable income tax receivable, plus interest, by mid-2010.  The timing of any final settlement is uncertain.

The 2008 NSTAR consolidated Federal income tax return has been examined under the IRS Compliance Assurance Process (CAP) and NSTAR has received a “no change” letter.  The 2009 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  The outcome of any potential audit adjustments and the timing are uncertain.

Results of Operations

The following section of MD&A compares the results of operations for each of the two fiscal years ended December 31, 2009 and 2008 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2009 compared to 2008

Net income was $240.7 million for 2009 compared to $223.9 million for 2008.  Major factors (on an after-tax basis) that contributed to the $16.8 million, or 7.5%, increase include:

•

Lower operations and maintenance expense primarily due to lower storm-related costs and lower labor costs ($5.0 million).  Also contributing were lower liability claims, lower advertising costs, lower outside services, and lower administrative and other operating costs ($10 million)

•	Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax items and increased interest income on regulatory deferrals ($4.3 million)
•	Higher transmission revenues as a result of increased transmission investment base ($4 million)
•	Higher circuit performance incentives ($0.9 million)
•	Increase in the cash surrender value of insurance policies ($2.3 million)

These positive earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 3.1% decrease in sales offset by the annual inflation rate adjustment ($1.5 million)
•	Higher depreciation, amortization, and property tax expenses in 2009 primarily related to higher plant investment and higher municipal property tax rates ($7.4 million)
•	The absence of a cumulative impact in 2008 of implementing the March 29, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during 2009 include the following:

•

Cash flows from operating activities provided approximately $523.5 million, an increase of $50.4 million as compared to the same period in 2008.  The increase is due to an increase in earnings driven primarily by decreased non-amortization related operations and maintenance costs ($27 million), lower income tax payments primarily related to higher bonus depreciation and higher pension and PBOP contributions made necessary by higher periodic cost ($14.2 million), and a decrease in accounts receivable balances resulting from lower relative energy supply costs ($54.7 million).  These positive sources of cash were partially offset by a comparative under-collection of regulatory deferrals in 2009 ($26 million)

•	NSTAR Electric invested approximately $319 million in capital projects to improve system reliability and capacity
•	NSTAR Electric issued $100 million of 5.625% debentures with an effective rate of 4.97%.
•	NSTAR Electric paid approximately $141 million in common share dividends to NSTAR and retired approximately $156 million in long-term and securitized debt.

Retail Electric Sales

The following is a summary of retail electric sales for the years indicated:

	Years ended December 31,
Retail Electric Sales - MWH	2009	2008	% Change
			Decrease

Residential	6,462,562	6,560,573	(1.5)
Commercial, Industrial, and Other	14,509,355	15,087,472	(3.8)
Total retail sales	20,971,917	21,648,045	(3.1)

NSTAR Electric’s sales in 2009 decreased primarily due to a cooler summer during 2009 as compared to 2008.  In addition, electric sales have been impacted by the downturn in the economy that has resulted in lost sales from commercial office and retail business vacancies, and by the impact of customer and NSTAR Electric sponsored conservation measures.

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

NSTAR Electric's retail peak demand for 2009 was 4,507 MW measured on August 18, 2009 which was 9% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006.

Weather Conditions

NSTAR Electric forecasts its sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Item 1. “Business” of this Form 10-K.

The demand for electricity is affected by weather.  Weather impacts electric sales primarily during the summer in NSTAR Electric's service area.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal weather variations, and is susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating and cooling degree-days for the years 2009 and 2008 and the number of heating and cooling degree-days in a "normal" year as presented by a 30-year average.  NSTAR Electric uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1971-2000), as collected at Boston’s Logan Airport for heating and cooling degree-day data, respectively.  Weather conditions during the three months ended September 30, 2009 measured by cooling degree-days were 11.4% lower/cooler for 2009 as compared to 2008, unfavorably impacting electric revenues.  Refer to the “Electric Revenues” sections below for more detailed discussions.

Heating Degree-Days	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total

2009	2,977	716	105	1,858	5,656
2008	2,728	721	78	1,899	5,426
Normal 30-Year Average	2,870	784	96	1,880	5,630

Percentage that 2009 was (warmer) colder than 2008	9.1%	(0.7)%	34.6%	(2.2)%	4.2%
Percentage that 2009 was (warmer) colder than 30-year average	3.7%	(8.7)%	9.4%	(1.2)%	0.5%

Cooling Degree-Days	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total

2009	-	79	512	-	591
2008	-	210	578	1	789
Normal 30-Year Average	-	176	593	8	777

Percentage that 2009 was (cooler) than 2008	-	(62.4)%	(11.4)%	n/m	(25)%
Percentage that 2009 was (cooler) than 30-year average	-	(55.1)%	(13.7)%	n/m	(24)%
n/m- not meaningful

Operating Revenues

Operating revenues for 2009 decreased 3.3% from 2008 as follows:

(in millions)			Increase/ (Decrease)
	2009	2008	Amount	Percent
Operating revenues
Retail distribution and transmission	$1,057.0	$963.3	$93.7	9.7%
Energy, transition and other	1,504.8	1,688.1	(183.3)	(10.9)%
Total revenues	$2,561.8	$2,651.4	$(89.6)	(3.4)%

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

The increase of $93.7 million, or 9.7%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base ($45.2 million) and recovery of higher regional network service and other costs ($51 million)

This increase was partially offset by:

•

Decreased sales of 3.1% due to the impact of weather conditions, economic conditions, and customer conservation measures, partially offset by increased electric revenues resulting from the annual inflation rate adjustment ($2.5 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $183.3 million decrease in energy, transition, and other revenues is primarily attributable to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating Expenses

Purchased power and transmission costs were $1,265.6 million in 2009 compared to $1,358.9 million in 2008, a decrease of $93.3 million, or 6.9%.  The decrease in expense reflects lower sales of 3.1%, as well as lower Basic Service and other energy costs of $140.6 million.  These decreases are partially offset by higher transmission costs of $47.4 million primarily due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $319.3 million in 2009 compared to $347.2 million in 2008, a decrease of $27.9 million, or 8%.  The primary factors were lower liability claims cost ($5.2 million), lower labor and labor-related costs ($4.6 million), lower storm-related costs ($3.7 million), lower outside services and lower administrative and other operating costs ($10.1 million), and lower fuel costs due to declining prices ($1.8 million).  In addition, there were lower pension and PBOP related PAM amortization costs ($4.1 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered through the pension adjustment mechanism.  These factors are partially offset by higher bad debt expense of ($2.9 million).

Depreciation and amortization expense was $338.6 million in 2009 compared to $339.2 million in 2008, a decrease of $0.6 million or 0.2%.  The primary factors are higher depreciable distribution and transmission plant in-service more than fully offset by completion of the 10-year amortization related to merger integration costs.

DSM and renewable energy programs expense was $80.6 million in 2009 compared to $67.6 million in 2008, an increase of $13 million, or 19%, which is consistent with the collection of conservation and renewable energy revenues.  The increase reflects higher spending levels during 2009 required by the Green Communities Act (GCA).  All costs are in accordance with program guidelines established by the DPU.  DSM program costs are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.  The remaining costs are collected from customers on a fully reconciling basis, plus a performance incentive.

Property and other taxes were $94 million in 2009 compared to $84.3 million in 2008, an increase of $9.7 million, or 11.5% primarily reflecting higher overall property investments ($4.8 million) and higher municipal property tax rates ($5.7 million).  NSTAR’s municipal property taxes are generally assessed based on net book value rather than assessed fair value.

Interest charges

Long-term debt and transition property securitization interest charges were $102.7 million in 2009 compared to $106.8 million in 2008, a decrease of $4.1 million, or 3.8%.  This decrease in interest expense reflects lower interest costs of $8.6 million on transition property securitization debt attributable to scheduled principal pay downs, partially offset by higher interest costs of $4.6 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures.

Interest income and other, net  were $26.4 million of net interest income in 2009 compared to $19.3 million of net interest income in 2008, an increase of $7.1 million, or 36.8%, due to increased interest income of $5.2 million related to higher regulated deferrals and higher interest income on income tax matters of $2.1 million.

Short-term debt interest charges were $1.1 million in 2009 compared to $6.9 million in 2008, a decrease of $5.8 million, or 84.1%, due to the reduction of 206 basis points in the 2009 weighted average borrowing rate.  The weighted average short-term interest rate including fees was 0.33% and 2.39% in 2009 and 2008, respectively.  The average level of borrowed funds in 2009 was approximately $17 million, or 5.7% lower than in 2008.

AFUDC decreased $1.2 million in 2009 due to lower short-term borrowing rates.

Other income (deductions)

Other income was $8.5 million in 2009 compared to $8.6 million in 2008.

Other deductions were $3.2 million in 2009 compared to $4.3 million in 2008, a decrease of $1.1 million.  The decrease in other deductions primarily reflects the absence of a $1.2 million decrease in the cash surrender value of life insurance policies that occurred in 2008.

Income tax expense

Income tax expense was $151.2 million in 2009 compared to $141.8 million in 2008, an increase of $9.4 million, or 6.6%, primarily reflecting the higher pre-tax operating income in 2009.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of a bond indemnity agreement, NSTAR Electric has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating.  However, in addition to the bond indemnity agreement, NSTAR Electric could be required to provide additional security for energy supply contract performance obligations, such as a letter of credit for its pro-rata share of the remaining value of such contracts.

NSTAR Electric has no financial covenant requirements under its respective long-term debt arrangements.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.  On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed an unlimited joint registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series.  NSTAR Electric may use the proceeds from the prospective issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2009 and 2008, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had balances of $341 million and $354.6 million outstanding at December 31, 2009 and 2008, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At December 31, 2009 and 2008, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 46.5% and 47.6%, respectively.

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

Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.  Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2009, outstanding guarantees totaled $12.9 million as follows:

(in thousands)
Surety Bonds	$7,701
Other Guarantees	5,203
Total Guarantees	$12,904

As of December 31, 2009, NSTAR Electric has purchased a total of $1.3 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company's workers' compensation self-insurance program.  NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric's Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody's. These Indemnity Agreements cover both the performance surety bonds and workers' compensation bonds.

NSTAR Electric has also issued $5.2 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies, NEH and NHH.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contractual Obligations

NSTAR Electric enters into a variety of contractual obligations and other commitments in the course of ordinary business activities.  The following table summarizes NSTAR Electric's significant contractual cash obligations as of December 31, 2009:

(in millions)	2010	2011	2012	2013	2014	Years Thereafter	Total
Long-term debt maturities	$126	$2	$402	$2	$317	$605	$1,454
Interest obligation on long-term debt	75	70	70	50	42	314	621
Securitization obligation	58	84	84	44	-	-	270
Interest obligation on transition property securitization	13	8	5	1	-	-	27
Leases of property	6	6	5	4	4	6	31
Leases of capital equipment	6	7	7	7	4	6	37
Purchase obligations	12	3	1	-	-	-	16
Pension obligations	25	40	55	40	40	-	200
Electric capacity obligations	2	2	2	2	3	12	23
Decommissioning of nuclear generating units	8	9	9	8	8	7	49
Electric interconnection agreement	3	3	3	3	3	45	60
Purchase power buy-out obligations	140	75	32	27	31	41	346
Total obligation (a)	$474	$309	$675	$188	$452	$1,036	$3,134

(a)

Management has not included its uncertain tax position liability as the timing of a payment, if any, cannot be reasonably estimated.  As of December 31, 2009, $14 million has been recorded as an uncertain tax position liability.  Refer to Note D, "Income Taxes," in the accompanying Notes to the Consolidated Financial Statements.

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC, and in 2005, additional transition property securitization bonds issued through BEC Funding II, LLC and CEC Funding, LLC.  These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric's transition charges and, as a result, these payment obligations do not affect NSTAR Electric's overall cash flow.

Leases of property and capital equipment are further explained in Note J, “Commitments and Contingencies,” in the accompanying Notes to the Consolidated Financial Statements.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected pension contributions beyond 2010.  Refer to Note E, "Pension and Other Postretirement Benefits," in the accompanying Notes to the Consolidated Financial Statements.

Electric capacity obligations reflect obligations for purchased power and are fully recoverable.  As a result, these payment obligations do not affect NSTAR Electric's results of operations.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies’ management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the three units in which NSTAR Electric has equity investments.  Decommissioning costs are fully recoverable from customers.

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

Contingencies

Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of December 31, 2009 and 2008, NSTAR Electric had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2009 and 2008, were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,717,588	$1,801,910	$1,768,431	$1,779,620

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

Interest Rate Risk

NSTAR Electric believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable.  The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The weighted average interest rates, including fees for short-term indebtedness, were 0.3% and 2.4% for 2009 and 2008, respectively.  On a long-term basis, NSTAR Electric mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Directors of NSTAR Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR Electric Company and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note D to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 11, 2010

Item 8.  Financial Statements and Supplementary Data

NSTAR Electric Company

Consolidated Statements of Income

	Years ended December 31,
	2009	2008	2007
	(in thousands)

Operating revenues	$2,561,811	$2,651,424	$2,573,248

Operating expenses:
Purchased power and transmission	1,265,595	1,358,934	1,323,109
Operations and maintenance	319,300	347,229	334,190
Depreciation and amortization	338,632	339,236	330,325
Demand side management and
renewable energy programs	80,609	67,556	66,073
Property and other taxes	94,025	84,258	78,523
Total operating expenses	2,098,161	2,197,213	2,132,220

Operating income	463,650	454,211	441,028

Interest charges (income):
Long-term debt	83,185	78,719	63,665
Transition property securitization	19,540	28,120	36,287
Interest income and other, net	(26,360)	(19,326)	(12,533)
Short-term debt	1,132	6,932	15,795
AFUDC	(462)	(1,708)	(3,624)
Total interest charges	77,035	92,737	99,590

Other income (deductions):
Other income	8,515	8,565	12,547
Other deductions	(3,215)	(4,295)	(2,223)
Total other income	5,300	4,270	10,324

Income before income taxes	391,915	365,744	351,762
Income taxes	151,224	141,847	135,260
Net income	$240,691	$223,897	$216,502

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2009	2008	2007
	(in thousands)

Balance at the beginning of the year, as previously reported	$1,002,255	$836,918	$816,399
Adoption of accounting standard – Uncertain Tax Positions	-	-	2,277
Adjusted balance at the beginning of the year	1,002,255	836,918	818,676
Add:
Net income	240,691	223,897	216,502
Subtotal	1,242,946	1,060,815	1,035,178
Deduct:
Dividends declared:
Common stock dividends declared to Parent	140,900	56,600	196,300
Preferred stock dividends declared	1,960	1,960	1,960
Subtotal	142,860	58,560	198,260
Balance at the end of the year	$1,100,086	$1,002,255	$836,918

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$7,457	$8,556
Accounts receivable, net of allowance of $26,379 and $25,431, respectively	215,355	258,381
Accrued unbilled revenues	46,417	47,340
Regulatory assets	319,505	390,551
Inventory, at average cost	21,331	23,805
Refundable income taxes	128,340	128,340
Other	24,978	20,558
Total current assets	763,383	877,531

Utility plant:
Electric plant in service, at original cost	5,260,923	4,970,766
Less: accumulated depreciation	1,268,416	1,178,315
Net electric plant in service	3,992,507	3,792,451
Construction work in progress	59,454	111,300
Net utility plant	4,051,961	3,903,751

Other investments:
Equity and other investments	5,279	7,300
Restricted cash	6,988	6,988
Total other investments	12,267	14,288

Deferred debits:
Regulatory assets	1,872,754	2,055,410
Other deferred debits	37,289	38,822
Total deferred debits	1,910,043	2,094,232

Total assets	$6,737,654	$6,889,802

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2009	2008
Liabilities and Capitalization	(in thousands)

Current liabilities:
Long-term debt	$125,688	$688
Transition property securitization	57,553	92,580
Notes payable	341,000	354,583
Power contract obligations	130,524	123,540
Accounts payable	163,882	203,337
Payable to affiliates, net	95,893	84,244
Income taxes	65,990	101,692
Accrued interest	14,440	14,490
Other	65,555	65,075
Total current liabilities	1,060,525	1,040,229

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,166,499	1,091,459
Power contract obligations	214,633	345,393
Pension liability	229,622	305,668
Regulatory liability - cost of removal	219,624	217,266
Payable to affiliates	73,656	60,210
Other deferred credits	103,049	116,546
Total deferred credits	2,007,083	2,136,542

Capitalization:
Long-term debt liabilities:
Long-term debt	1,322,142	1,343,954
Transition property securitization	212,205	331,209
Total long-term debt liabilities	1,534,347	1,675,163

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share,
(100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,100,086	1,002,255
Total common equity	2,092,699	1,994,868

Total capitalization	3,670,046	3,713,031

Commitments and contingencies

Total liabilities and capitalization	$6,737,654	$6,889,802

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities:
Net income	$240,691	$223,897	$216,502
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	338,632	339,236	330,325
Debt amortization	4,809	5,528	5,419
Deferred income taxes and investment tax credits	53,772	(2,586)	(6,875)
Premium paid on long-term debt redemption	-	-	(17,647)
Net changes in:
Accounts receivable and accrued unbilled revenues	43,949	(10,707)	(3,507)
Inventory, at average cost	2,474	12,783	(7,196)
Accounts payable	(6,335)	2,500	8,800
Other current assets and liabilities	(38,922)	13,816	85,489
Regulatory assets	(9,185)	(1,678)	44,130
Long-term power contract obligations	(123,776)	(136,391)	(130,407)
Deferred debits and credits, net	17,349	26,710	(93,935)
Net cash provided by operating activities	523,458	473,108	431,098

Investing activities:
Plant expenditures (including AFUDC)	(319,454)	(366,398)	(320,234)
Proceeds on sales of property	2,074	425	-
Net change in other investment activities	1,249	746	905
Net cash used in investing activities	(316,131)	(365,227)	(319,329)

Financing activities:
Long-term debt issuance	100,000	-	300,000
Premium (discount) on issuance of long-term debt	4,553	-	(1,306)
Debt issuance costs	(875)	-	(2,301)
Transition property securitization redemptions	(154,031)	(153,579)	(151,932)
Long-term debt redemption	(1,630)	(1,584)	(79,391)
Net change in notes payable	(13,583)	97,583	24,800
Dividends paid	(142,860)	(58,560)	(198,260)
Net cash used in financing activities	(208,426)	(116,140)	(108,390)

Net (decrease) increase in cash and cash equivalents	(1,099)	(8,259)	3,379
Cash and cash equivalents at the beginning of the year	8,556	16,815	13,436
Cash and cash equivalents at the end of the year	$7,457	$8,556	$16,815

Cash paid during the period for:

Interest, net of amounts capitalized	$101,062	$108,705	$107,333

Income taxes	$112,204	$126,367	$148,353

Non-cash investing activity:

Plant additions included in accounts payable	$22,584	$47,652	$43,260

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  Nature of Operations

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s customers and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric’s three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC (BEC Funding), BEC Funding II LLC (BEC Funding II), and CEC Funding LLC (CEC Funding), all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  NSTAR Electric has not variable interest entities.

2.  Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, retained earnings, financial position and cash flows of NSTAR Electric and its subsidiaries, Harbor Electric Energy Company (HEEC), BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  All significant intercompany transactions have been eliminated in consolidation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC.  The accompanying Consolidated Financial Statements conform to accounting principles in conformity with GAAP.  NSTAR Electric is subject to the application of ASC 980, Regulated Operations, that considers the effects of regulation resulting from the differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries.  The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.  Refer to Note C, “Regulatory Assets,” for more information.

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

(in thousands)	2009	2008
Electric -
Distribution	$3,822,900	$3,640,778
Transmission	1,234,003	1,117,464
General	204,020	212,524
Electric utility plant in service	$5,260,923	$4,970,766

6.  Depreciation and Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property.  The composite rates are subject to the approval of the DPU and the FERC.  The overall composite depreciation rates for utility property were 3.06%, 3.03%, and 3.03%, in 2009, 2008, and 2007, respectively.  The rates include a cost of removal component, which is collected from customers during the service life of the property.  Depreciation and amortization expense on utility plant for 2009, 2008, and 2007 was $152.2 million, $145.9 million, and $137.0 million, respectively.

7.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction.  In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense.  Average AFUDC rates in 2009, 2008, and 2007 were 0.33%, 2.39%, and 5.25%, respectively, and represented only the costs of short-term debt.  The 2009 and 2008 rate decreases are directly related to decreases in short-term borrowing rates.

8.  Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2009 and 2008 are comprised of liquid securities with maturities of 90 days or less when purchased.

9.  Restricted Cash

Restricted cash represents the funds held in escrow on behalf of NSTAR Electric to secure a portion of principal and interest on the Transition Property Securitization Certificates.  Such amount will be released upon final payment of the Transition Property Securitization Certificates.

10.  Use of Fair Value

NSTAR Electric uses a fair value hierarchy that gives the highest priority to quoted prices in active markets.  Refer to Note H, “Fair Value,” for more information.

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

11.  Income Taxes

Income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period.  Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.  Income tax benefits associated with uncertain tax positions are recognized when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  Refer to Note D, "Income Taxes," for more information.

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

13.  Other Income (Deductions)

Major components of other income were as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007
Equity earnings	$891	$820	$1,495
Interest income	1,168	3,406	6,835
Increase in cash surrender value of life insurance policies	2,542	-	495
Rental income	3,682	3,172	2,953
Miscellaneous other income	232	1,167	769
Total other income	$8,515	$8,565	$12,547

Major components of other deductions were as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007
Charitable contributions	$(2,521)	$(731)	$(1,471)
Decrease in cash surrender value of life insurance policies	-	(1,198)	-
Miscellaneous other deductions	(694)	(2,366)	(752)
Total other deductions	$(3,215)	$(4,295)	$(2,223)

14.  Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007
Interest on regulatory assets, including transition deferral	$22,476	$17,254	$4,363
Income tax deficiencies	6,735	4,607	9,562
Other interest expense	(2,851)	(2,535)	(1,392)
Total interest income and other, net	$26,360	$19,326	$12,533

15.  Related Party Transactions

The accompanying Consolidated Balance Sheets include $73.7 million and $60.2 million in Deferred credits and other liabilities - Payable to affiliates as of December 31, 2009 and 2008, respectively.  This amount is composed of payments received from affiliates as a result of the Company's role as the sponsor of the NSTAR Pension Plan.

The accompanying Consolidated Statements of Income as of December 31, 2009, 2008, and 2007 include a net allocation of affiliated companies' expenses of $197 million, $185 million, and $183 million, and affiliated companies' interest income of $0.1 million, $0.6 million, and $1.4 million, respectively.  Operating expenses are charged between NSTAR Electric and its affiliated companies on a cost sharing method based on proportionate rendering of services.

16.  Purchase and Sales Transactions with ISO-NE

During 2004 and 2005, NSTAR Electric successfully completed several buy-out and restructuring agreements for substantially all of its long-term purchase power contracts.  For the remaining long-term power contract, NSTAR Electric sells its power entitlement through ISO-NE at daily market prices and the contract is not used to satisfy its Basic Service energy requirements.  NSTAR Electric is prohibited by the DPU from executing new long-term energy supply agreements without prior approval of the DPU.  During 2009, 2008, and 2007, NSTAR Electric recorded the proceeds from the sales of these contracts as a reduction to Purchased power and transmission expense of $147.1 million, $251.9 million, and $212.8 million, respectively, on the accompanying Consolidated Statements of Income.

17.  New Accounting Standards

Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities will be effective for NSTAR Electric beginning in fiscal year 2010.  The Company does not anticipate that this authoritative guidance will have an effect on the Company’s existing contractual and business relationships and how they are reported in the Consolidated Financial Statements.

18.  Subsequent Events

Management has reviewed subsequent events and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Consolidated Financial Statements or disclosed in the accompanying Notes to Consolidated Financial Statements.

Note B.  Asset Retirement Obligations and Cost of Removal

The fair value of a liability for an asset retirement obligation (ARO) is recorded in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR Electric’s recognition of an ARO has no impact on its earnings.  For its rate-regulated utility, NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists and is related to both plant assets containing hazardous materials and legal requirements to undertake remediation efforts upon retirement.

At December 31, 2009 and 2008, NSTAR Electric had recorded asset retirement cost liabilities of $23 million and $15 million, respectively, which approximates the current cost for NSTAR Electric to meet its legal or contractual obligations to perform actions at some point after the retirement of an asset.  This amount is included in Deferred credits and other liabilities – Other deferred credits on the accompanying Consolidated Balance Sheets.

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of December 31, 2009 and 2008, the estimated amount of the cost of removal included in regulatory liabilities was approximately $219.6 million and $217.3 million, respectively, based on the estimated cost of removal component in current depreciation rates.  This represents the cumulative amounts collected from customers for cost of removal, but not yet expended.

Note C.  Regulatory Assets

Regulatory assets represent costs incurred that are probable of recovery from customers through future rates in accordance with agreements with regulators.  These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2009	2008
Energy contracts (including Yankee units)	$345,157	$468,933
Goodwill	513,466	530,774
Securitized and other energy-related costs	580,927	637,803
Retiree benefit costs	660,203	643,793
Income taxes, net	28,171	30,371
Purchased energy costs over collection	(95,374)	(26,200)
Redemption premiums	23,243	25,737
Other	136,466	134,750
Total current and long-term regulatory assets	$2,192,259	$2,445,961

Under the traditional revenue requirements model, electric rates are based on the cost of providing energy delivery service.  Under ASC 980, NSTAR Electric follows accounting policies that are not applicable to other businesses and industries in general.  ASC 980 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is probable.  This is applicable to NSTAR Electric's distribution and transmission operations.

Amortization expense recorded to Depreciation and amortization on the accompanying Consolidated Statements of Income on certain regulatory assets for 2009, 2008, and 2007 was $186.4 million, $193.3 million, and $193.3 million, respectively.  The amortization of other regulatory assets is recorded to Purchased power and transmission expense on the accompanying Consolidated Statements of Income.

     Energy contracts

At December 31, 2009 and 2008, respectively, $296.6 million and $412.7 million represent the contract termination liability related to certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric's transition charges.  Since no cash outlay was incurred by NSTAR Electric, NSTAR Electric recognized this regulatory asset as a result of recording the contract termination liability.  NSTAR Electric does not earn a return on this regulatory asset.  The contracts' termination payments will occur over time and will be collected from customers through NSTAR Electric's transition charge over the same time period.  The cost recovery period of these terminated contracts is through September, 2016.

In addition, the unamortized balance of the costs to decommission the CY, YA, and MY nuclear power plants was $48.5 million and $56.2 million at December 31, 2009 and 2008, respectively.  All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations.  NSTAR Electric’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014, and for MY in 2013.  However, should the actual costs exceed current estimates, NSTAR Electric could have an obligation beyond these periods that would be fully recoverable.  These costs are recovered through NSTAR Electric’s transition charge. NSTAR Electric does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR Electric by these plants.  Refer to Note J, “Commitments and Contingencies,” for further discussion.

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

     Securitized and other energy-related costs

A portion of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  The collateralized amounts at December 31, 2009 and 2008 were $281.1 million and $434 million, respectively.  The certificates are non-recourse to NSTAR Electric.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $276.2 million and $164.8 million at December 31, 2009 and 2008, respectively.

These cost recoveries primarily occur through September, 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $23.6 million and $39 million at December 31, 2009 and 2008, respectively.

     Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2009 and 2008 was $660.2 million and $643.8 million, respectively. (Refer to Note E, "Pension and Other Postretirement Benefits," for further details.)  During 2009, the funded status of NSTAR Electric’s Pension plan improved.  This change in funded status resulted in a decrease to the liability which was offset by a corresponding decrease in the retiree benefit costs regulatory asset.  The remaining balance reflects the deferred pension and PBOP expenses.  In accordance with the PAM, these amounts are amortized and collected from or returned to customers over three years.  At December 31, 2009, a deferred under-recovery of costs amounted to $21 million compared to a deferred over-recovery of costs of $23.8 million at December 31, 2008.  NSTAR Electric recovers its qualified pension and PBOP expenses through this reconciling rate mechanism, thereby removing the volatility of these expenses from the Consolidated Financial Statements.  NSTAR Electric earns a carrying charge on the excess cumulative contributions over what it recovers in rates.  At December 31, 2009, this balance was $338 million of the retiree benefit regulatory asset under the PAM regulatory mechanism.

     Income taxes, net

This regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component.  Partially offsetting these amounts is a regulatory liability associated with unamortized investment tax credits.

     Purchased energy costs

The purchased energy costs at December 31, 2009 and 2008 relate to deferred electric Basic Service costs.  Basic Service is the electricity that is supplied by NSTAR Electric when a customer has chosen not to receive service from a competitive supplier.  The market price for Basic Service may fluctuate based on the average market price for energy.  Amounts incurred for Basic Service are recovered on a fully reconciling basis without a return.  The over-collected position of purchased energy costs is presented as a reduction of regulatory assets rather than as a regulatory liability.  This is because the amount of the over-collected Basic Service position is exceeded by regulatory assets that will be collected from the same classes of retail electric customers that these over-collected Basic Service position will be returned to.

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

Note D.  Income Taxes

NSTAR Electric recognizes deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  Net regulatory assets of $28.2 million and $30.4 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2009 and 2008, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2009	2008
Deferred tax liabilities:
Depreciation	$699,242	$628,321
Goodwill	201,407	208,196
Power contracts	112,192	147,620
Purchased power	95,465	88,039
Transition costs	5,554	32,510
Pension expense	125,732	105,403
Other	67,528	68,826
Total deferred tax liabilities	1,307,120	1,278,915
Deferred tax assets:
Other	67,689	92,486
Net accumulated deferred income taxes	1,239,431	1,186,429
Accumulated unamortized investment tax credits	13,518	14,948
Net deferred tax liabilities and investment tax credits	$1,252,949	$1,201,377

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

Components of income tax expense were as follows:

(in thousands)	2009	2008	2007
Current income tax expense	$97,452	$144,433	$142,134
Deferred income tax (benefit) expense	55,202	(1,136)	(5,403)
Investment tax credit amortization	(1,430)	(1,450)	(1,471)
Total income tax expense	$151,224	$141,847	$135,260

The effective income tax rates reflected in the accompanying Consolidated Financial Statements and the reasons for their differences from the statutory Federal income tax rate were as follows:

	2009	2008	2007
Statutory tax rate	35%	35%	35%
State income tax, net of Federal income tax benefit	4	4	4
Effective tax rate	39%	39%	39%

Uncertain Tax Positions

NSTAR Electric recognizes income tax benefits associated with uncertain tax positions when the Company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

In 2007, upon the adoption, and in accordance with an accounting interpretation, NSTAR Electric recognized the cumulative effect of approximately $2.3 million as an increase to its beginning retained earnings.

The following is a reconciliation of the unrecognized tax benefits that have been recognized as uncertain tax position liabilities on the accompanying Consolidated Balance Sheets included in Deferred credits and other liabilities – Other:

(in millions)	2009	2008
Balance at beginning of year	$14	$14
Changes for current year tax positions	-	-
Balance at end of year	$14	$14

As of December 31, 2009 and 2008, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

     Construction-related Costs – Simplified Service Cost Method (SSCM)

In 2004, NSTAR Electric, as part of NSTAR’s consolidated group, amended its 2002 Federal income tax return to change its method of accounting for certain construction-related overhead costs previously capitalized to plant under a methodology prior to SSCM.  Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred.  NSTAR Electric claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $366.7 million.  In 2005, NSTAR Electric received formal notification from the IRS that the claim on its amended income tax return was denied.  NSTAR Electric did not receive the requested refund amount due.

In August 2005, the IRS issued a Revenue Ruling and Treasury Regulations related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR Electric's constructed property for the years 2005 and forward.  NSTAR Electric was required to make a cash tax payment to the IRS of $128.3 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR Electric, once this tax position is resolved.  This refund has been recorded as a current refundable income tax on the accompanying Consolidated Balance Sheets.

     IRS Appeals and Examinations

As of December 31, 2009, the 2001 through 2007 Federal and state tax years remain open (including the SSCM matter) and returns for those years are at the IRS Office of Appeals.

NSTAR Electric is negotiating with IRS Appeals in an attempt to settle all issues relating to years 2001 through 2007.  To date, the Company has reached agreement on the SSCM issue with a closing agreement expected to be signed in the first quarter of 2010.  Upon approval of the settlement by the U.S. Congress Joint Committee on Taxation, NSTAR Electric expects receipt of the $128.3 million of its refundable income tax receivable, plus interest, by mid-2010.  The timing of any final settlement is uncertain.

The 2008 NSTAR consolidated Federal income tax return has been examined under the IRS Compliance Assurance Process (CAP) and NSTAR has received a “no change” letter.  The 2009 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  The outcome of any potential audit adjustments and the timing are uncertain.

Interest on Tax Positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in Interest charges: Interest income and other, net and related penalties, if applicable, in Other deductions on the accompanying Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the adoption of the accounting standard for uncertain tax positions.  For the years ended December 31, 2009, 2008 and 2007, the amount of interest income recognized on the accompanying

Consolidated Statements of Income was $6.7 million, $4.6 million and $9.6 million, respectively, and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $25.2 million and $18.5 million at December 31, 2009 and 2008, respectively.  No penalties were recognized during 2009 and 2008.

In addition to its uncertain tax position liability, NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions.  These unrecognized benefits were $4 million and $9 million as of December 31, 2009 and 2008, respectively.  As a result of the settlement agreement reached with IRS Appeals on SSCM, it is unlikely that additional benefits will be recognized on this issue.  The agreement reached with the IRS is subject to approval by Joint Committee.

Note E.  Pension and Other Postretirement Benefits

NSTAR Electric accounts for its Pension Plan in accordance with the provisions of an accounting standard that requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the funded status of its plan.  The pension asset or liability is the difference between the fair value of the Plan's assets and the projected benefit obligation as of year-end.  As a result of NSTAR Electric's approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR Electric has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

1.  Pension

NSTAR Electric sponsors the NSTAR Pension Plan (the Plan), that covers substantially all employees of NSTAR Electric & Gas.  Retirement benefits are based on various final average pay formulae.

The Plan uses December 31st for the measurement date to determine its projected benefit obligation and fair value of plan assets for the purposes of determining the Plan's funded status and the net periodic benefit costs for the following year.

The following tables for NSTAR Electric’s Pension benefit plan present the change in benefit obligation, change in the Plan’s assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended
	December 31,
(in thousands)	2009	2008
Change in benefit obligation:
Benefit obligation, at beginning of the year	$1,022,378	$1,012,234
Service cost	21,301	20,471
Interest cost	61,712	60,900
Plan participants' contributions	19	24
Actuarial loss/(gain)	48,049	(7,549)
Settlement payments	(9,934)	(11,669)
Benefits paid	(51,865)	(52,033)
Benefit obligation, at end of the year	$1,091,660	$1,022,378

	Years Ended
	December 31,
(in thousands)	2009	2008

Change in Plan assets:
Fair value of Plan assets, at beginning of the year	$716,710	$1,049,378
Actual return on Plan assets, net	82,108	(338,990)
Employer contribution	125,000	70,000
Plan participants' contributions	19	24
Settlement payments	(9,934)	(11,669)
Benefits paid	(51,865)	(52,033)
Fair value of Plan assets, at end of the year	$862,038	$716,710

Funded status, at end of the year – under funded	$(229,622)	$(305,668)

The market-related value of NSTAR Electric’s pension plan assets is determined based on the actual fair value as of the balance sheet date for all classes of assets.  Therefore, the difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2009	2008
Deferred credits and other liabilities – pension liability	$(229,622)	$(305,668)
Total pension liability	$(229,622)	$(305,668)

Amounts not yet reflected in net periodic benefit cost and included in regulatory assets:

(in thousands)	December 31,
	2009	2008
Prior service credit	$2,051	$2,797
Accumulated actuarial loss	(645,471)	(674,682)
Cumulative employer contributions in excess of net periodic benefit cost	413,798	366,217
Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(229,622)	$(305,668)

The accumulated benefit obligation for the qualified pension plan as of December 31, 2009 and 2008 were $1,035.4 million and $969.6 million, respectively.

Weighted average assumptions were as follows:

	2009	2008	2007
Discount rate at the end of the year	5.85%	6.25%	6.25%
Expected return on Plan assets for the year	9.0%	9.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plan's discount rate is based on a rate modeling of a bond portfolio that approximates the Plan liabilities.  The Plan's expected long-term rate of return is based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a long-term period.  Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% for 2009, 2008, and 2007.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Service cost	$21,301	$20,471	$20,841
Interest cost	61,712	60,900	59,526
Expected return on Plan assets	(58,120)	(86,278)	(83,434)
Amortization of prior service cost	(746)	(746)	(746)
Recognized actuarial loss	53,272	15,190	19,942
Net periodic benefit cost before allocation to affiliates	$77,419	$9,537	$16,129

The Company, as a sponsor of the Plan, allocated net costs and was reimbursed by its affiliated companies a total of $12.4 million, $1.5 million, and $3.2 million, in 2009, 2008, and 2007, respectively.

Employer contributions in 2009 of $125 million were made to the Pension Plan.  NSTAR Electric anticipates making contributions to its Pension Plan in 2010 of approximately $25 million.

Certain postretirement health care benefits are available to certain active NSTAR Electric & Gas and retired non-union employees in conjunction with the Group Welfare Benefit Plan for Retirees of NSTAR (GWB Plan).  Pursuant to the Internal Revenue Code, the Company funds these benefits through a 401(h) subaccount of the Pension Plan, subject to certain conditions and limitations.  Assets included in the 401(h) subaccount must only be used for postretirement health care benefits.  Assets in the trust beyond those in the 401(h) subaccount must be used to pay pension benefits and cannot be used to pay postretirement health care benefits.

The estimated benefit payments for the Pension Plan for the next ten years are as follows:

(in thousands)
2010	$67,886
2011	69,804
2012	71,396
2013	71,097
2014	72,567
2015 - 2019	375,830
Total	$728,580

2.   Pension Plan Assets

Investment objectives:

The primary investment goal of the Pension Plan is to achieve a total annualized return of 9% (before expenses) over the long-term.  Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy.  The Plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the Plan.  The Company currently uses over 20 asset managers to manage its plans' assets.  As a guideline, assets are diversified by asset classes (Equity, Fixed Income, Real Estate, Alternative Investments) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

•	No more than 6% of an asset manager’s equity portfolio market value may be invested in one company
•	Each equity portfolio should be invested in at least 20 different companies in different industries
•	No more than 50% of each equity portfolio’s market value may be invested in one industry sector, and

•	No more than 5% of a fixed income manager's portfolio may be invested in the security of an issuer, except the U.S. Government and its agencies.

Investment Valuation of Pension Assets:

Investments stated at fair value as determined by quoted market prices for identical assets (Level 1) include:

•	Shares of registered investment companies valued at fair value as determined by quoted market prices, based upon net asset value (NAV)
•	Domestic and foreign common equity securities and real estate investment trusts valued using quoted market prices of a national securities exchange
•	U.S. Government securities valued on an active trading market
•	Futures contracts valued at the last settlement price at the end of each day on the exchange upon which they are traded

Investments stated at estimated fair value using significant observable inputs (Level 2) include:

•	Interest bearing cash in an institutional short-term investment vehicle valued daily
•

Fixed income investments consisting of domestic and foreign corporate bonds, collateralized mortgage obligations and other securitized vehicles are valued on the basis of valuations furnished by a pricing service, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities, which are generally recognized by institutional traders

•	Domestic preferred equity securities valued by a pricing service
•	Common/collective trusts valued at NAV without adjustment

Investments valued at estimated fair value using significant unobservable inputs (Level 3) include:

•	Hedge funds and limited partnerships valued at NAV without adjustment
•	An immediate participation guarantee contract with an insurance company stated at contract value, which approximates fair value

Significant Investment Risks of Level 3 Investments:

Certain real estate limited partnerships have long-term lock-up provisions (7-10 years) that are intended to allow for an orderly investment and dissolution of the partnership as the underlying properties are sold.  Certain hedge funds have instituted temporary redemption restrictions as of December 31, 2009.  Others have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption.  Management does not believe that these liquidity restrictions impair the Plan’s ability to transact redemptions at NAV, which the Plan utilizes for fair value for those investments.

The Pension Plan also had $59 million of unfunded investment commitments to real estate limited partnerships at December 31, 2009.  These commitments must be fulfilled by June 2012.

The fair value of the Pension Plan’s assets at December 31, 2009 by asset category, are as follows:

		Fair Value Measurements at
		December 31, 2009

		Active	Significant	Significant
(in millions)		Market	Observable	Unobservable
		Prices	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset category
Equity securities (37% of total):
Domestic – common and preferred	$71	$70	$1	$-
Foreign - common	33	33	-	-
Common/collective trusts	189	-	189	-
Hedge funds	41	-	-	41
Total equity securities	334	103	190	41
Fixed income securities (31% of total):
Domestic and foreign corporate bonds	88	-	88	-
Interest bearing cash	27	-	27	-
Common/collective trusts	86	-	86	-
Registered investment companies	80	52	28	-
Guaranteed investment contract	4	-	-	4
Total fixed income securities	285	52	229	4
Real estate investments (9% of total):
Real estate investment trusts	1	1	-	-
Common/collective trusts	7	-	7	-
Limited partnerships	78	-	-	78
Hedge funds	3	-	-	3
Total real estate	89	1	7	81
Alternative investments (23% of total):
Hedge funds	215	-	-	215
Total alternative investments	215	-	-	215
Total (prior to 401(h) allocation)	923	156	426	341
Allocation of 401(h) account	(61)	(10)	(28)	(23)
Net assets of Pension Plan	$862	$146	$398	$318

The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the NSTAR GWB Plan.  The Pension Plan 401(h) account is a subset of the Pension Plan assets and is not reflected as a component of the Pension Plan net assets.

The following reflects the weighted average asset allocation percentage of the fair value of the Pension Plan’s assets for each major type of asset as of December 31st as well as the targeted ranges:

	Plan Assets		Target
Asset Category	2009	2008	Ranges	Typical Benchmark
Equity securities	37%	29%	20% - 40%	MSCI ACWI
Debt securities	31	28	20% - 40%	Barclays Aggregate
Real Estate	9	20	10% - 20%	NCREIF Property Index
Alternative	23	23	20% - 30%	HFRI Fund of Funds Composite Index
Total	100%	100%

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

			Guaranteed
	Hedge	Limited	Investment
(in millions)	Funds	Partnerships	Contract	Total
Beginning balance at December 31, 2008	$ 289	$ 163	$ 4	$ 456
Actual return on plan assets:
Relating to assets still held at the
reporting date	74	(34)	-	40
Relating to assets sold during the period	(17)	(2)	-	(19)
Purchases, sales, and settlements	(87)	(49)	-	(136)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2009	$ 259	$ 78	$ 4	$ 341

3.   Other Postretirement Benefits

NSTAR Electric supports a portion of NSTAR's GWB Plan.  The GWB Plan provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  These benefits include health and life insurance coverage.  Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits.

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

The funded status of the GWB Plan cannot be presented separately for NSTAR Electric since the Company participates in the GWB Plan trusts with other subsidiaries.  NSTAR Electric accounts for the obligations of the GWB Plan as if it were a multiemployer plan, recognizing only unpaid contributions that are due as a liability on the accompanying Consolidated Balance Sheets.  GWB Plan assets are available to provide benefits for all GWB Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.

The net periodic postretirement benefits costs allocated to NSTAR Electric were $36 million, $17.4 million, and $18.4 million in 2009, 2008, and 2007, respectively.

4.   Savings Plan

NSTAR Electric contributes proportionately into a defined contribution 401(k) plan for substantially all employees of NSTAR Electric & Gas.  Matching contributions (which are equal to 50% of the employees' deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) included in the accompanying Consolidated Statements of Income amounted to $7.8 million, $7.9 million, and $7.1 million, in 2009, 2008, and 2007, respectively.  The election available to participants to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid.  During this period, participants cannot change their election.  NSTAR dividends are paid to this plan four times a year in February, May, August, and November.

Note F.  Capital Stock

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

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
	Current Shares	Redemption	December 31,
Series	Outstanding	Price/Share	2009	2008
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

Note G.  Indebtedness

1.  Long-Term Debt

NSTAR Electric’s long-term debt consisted of the following:

	December 31,
(in thousands)	2009	2008
Debentures:
7.80%, due May 2010	$125,000	$125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	400,000	300,000
5.75%, due March 2036	200,000	200,000
Bonds:
Sewage facility revenue bonds, due through 2015 (HEEC)	8,358	9,988
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	15,000	15,000
Transition Property Securitization Certificates:
7.03%, due March 2010	6,817	75,554
4.13%, due September 2011	118,170	203,475
4.40%, due September 2013	144,771	144,771
Total principal	1,718,116	1,773,788
Unamortized debt discount	(4,621)	(5,357)
Unamortized debt premium	4,093	-
Amounts due within one year	(183,241)	(93,268)
Total long-term debt	$1,534,347	$1,675,163

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

On August 9, 2007, NSTAR Electric received DPU approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008 and a registration statement on Form S-3 was filed with the SEC.  On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures.  On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009.  On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with the Debentures issued on November 19, 2007.  NSTAR Electric used the proceeds from the issuance of these securities to finance its capital expenditures, for repayment of short-term debt, and for general working capital purposes.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.  On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series.  On November 17, 2009, NSTAR sold, at a discount, $350 million of fixed rate (4.5%) Debentures due November 15, 2019.  NSTAR used the proceeds from the issuance of these securities for the repayment of outstanding short-term debt balances and general working capital purposes.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015.  Scheduled redemptions of $1.65 million were made in both 2009 and 2008.  The interest rate of the bonds was 7.375% for both 2009 and 2008.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are currently redeemable at par.

The aggregate principal amounts of NSTAR Electric long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2009 are approximately $184 million in 2010, $86 million in 2011, $486 million in 2012, $46 million in 2013, $317 million in 2014 and $605 million thereafter.

The Transition Property Securitization Certificates of BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies) are each collaterized with separate securitized regulatory assets with combined balances of $281.1 million and $434 million as of December 31, 2009 and 2008, respectively. NSTAR Electric, as servicing agent for the Funding companies, collected $173.5 million and $179.9 million in 2009 and 2008, respectively.  Funds collected from the companies' respective customers are transferred to each Funding companies' Trust on a daily basis.  These Certificates are non-recourse to NSTAR Electric.

2.  Financial Covenant Requirements and Lines of Credit

NSTAR Electric has no financial covenant requirements under its long-term debt arrangements and its long-term debt is unsecured.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2009 and 2008, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $341 million and $354.6 million outstanding balances at December 31, 2009 and 2008, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At December 31, 2009 and 2008, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 46.5% and 47.6%, respectively.

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 0.33% and 2.39% in 2009 and 2008, respectively.  In aggregate, short-term borrowings totaled $341 million and $354.6 million at December 31, 2009 and 2008, respectively.

Note H.  Fair Value

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2009 and 2008, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 2009 and 2008 were as follows:

(in thousands)	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,717,588	$1,801,910	$1,768,431	$1,779,620

Note I.  Contracts for the Purchase of Energy

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

Note J.  Commitments and Contingencies

1.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and DPU Consumer Division statistics performance for all Massachusetts utilities.  NSTAR Electric is required to report annually to the DPU concerning its performance as to each measure and is subject to maximum penalties of up to two and one-half percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

NSTAR Electric filed its 2007 Service Quality Report with the DPU that demonstrated the Company achieved sufficient levels of performance.  On January 13, 2010, the DPU issued an order that approved the 2007 Service Quality Report that agreed performance levels were sufficient and no penalties were assessed.

The Service Quality report for NSTAR Electric for 2008 was filed with the DPU and is under review.  Based on the report, no penalties are assessable for the performance year.

NSTAR Electric service quality performance levels for 2009 are not in a penalty situation and the final performance report is anticipated to be filed during the first quarter of 2010.

2.  Contractual Commitments

     Leases

NSTAR Electric has leases for facilities and equipment, including agreements for use of transmission facilities of other providers.  The estimated minimum rental commitments under non-cancelable operating leases for the years after 2009 are as follows:

(in thousands)
2010	$12,433
2011	12,560
2012	11,946
2013	11,232
2014	8,054
Years thereafter	11,630
Total lease commitments	$67,855

The total expense for both leases and transmission agreements was $22 million in 2009, $23 million in 2008, and $19 million in 2007, net of capitalized expenses of $2.4 million in 2009, $2.3 million in 2008, and $1.9 million in 2007.

     Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 1, 2012, as NSTAR Electric is obligated to remain a member through this period.  NSTAR Electric must pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments were $182.6 million, $134.6 million, and $130.2 million, in 2009, 2008, and 2007, respectively.  NSTAR Electric must, along with other transmission owners and market participants, fund a proportionate share of the RTO's operating and capital expenditures.

     Energy Commitments

NSTAR Electric is currently recovering payments it is making to suppliers from its customers.  NSTAR Electric has financial and performance assurances and financial guarantees in place with those suppliers to protect the Company from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating.  This condition principally relates to NSTAR Electric’s energy supply contract to provide Basic Service to its customers.  In connection with certain of these agreements, in the event NSTAR Electric should receive a credit rating below investment grade, it would be required to obtain certain financial commitments, including but not limited to, letters of credit.  Refer to Note I, “Contracts for the Purchase of Energy” for a further discussion.

The following represents NSTAR Electric's long-term energy related contractual commitments:

(in millions)	2010	2011	2012	2013	2014	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$2	$3	$12	$23
Purchase power buy-out obligations	140	75	32	27	31	41	346
Electric interconnection agreement	3	3	3	3	3	45	60
Total long-term energy related contractual commitments	$145	$80	$37	$32	$37	$98	$429

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric's proportionate share of capital and fixed operating costs of certain generating units. These contracts expire in 2012 and 2019.  In 2009 and 2008, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric's distribution system and are in addition to the costs above.

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

3.  Electric Equity Investments and Joint Ownership Interest

NSTAR Electric has an equity investment of approximately 14.5% in two companies, NEH and NHH, that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada.  As an equity participant, NSTAR Electric is required to guarantee, in addition to its own share, the obligations of those participants who do not meet certain credit criteria.  NEH and NHH have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure.

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

The accounting for decommissioning and/or security or protection costs of these three decommissioned nuclear power plants involves estimates from Yankee Companies’ management and reflect total remaining costs of approximately $49 million to be incurred for CY, YA and MY.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for Connecticut Yankee Atomic Power Company (CY), Yankee Atomic Electric Company (YA), and Maine Yankee Atomic Power Company (MY), respectively.  This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively.  On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages).  This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively.  Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

NSTAR Electric cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints.  However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

4.  Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.  Such agreements include surety bonds, and other guarantees.

At December 31, 2009, outstanding guarantees totaled $12.9 million as follows:

(in thousands)
Surety Bonds	$7,701
Hydro-Quebec Transmission Company Guarantees	5,203
Total Guarantees	$12,904

Surety Bonds

As of December 31, 2009, NSTAR Electric has purchased a total of $1.3 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased approximately $6.4 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program.  NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric's Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody's. These indemnity agreements cover both the performance surety bonds and workers' compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR Electric has issued $5.2 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies, NEH and NHH.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

5.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of December 31, 2009 and 2008, NSTAR Electric had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric's responsibilities for such sites evolve or are resolved.  NSTAR Electric's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR Electric’s current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR Electric does not believe that these environmental remediation costs will have a material adverse effect on NSTAR Electric’s results of operations, financial position, or cash flows.

6.  Regulatory Proceedings

DPU Rate Settlement Agreement

The DPU approved a seven-year Rate Settlement Agreement (Rate Settlement Agreement) between NSTAR, the AG, and several interveners.  For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006.  Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 1.32%, 1.74%, 2.68%, and 2.64% effective January 1, 2010, 2009, 2008, and 2007, respectively). These increases are generally offset by an equal and corresponding reduction in transition rates. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.  The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2009, 2008, or 2007.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through December 31, 2009, approximately $18.9 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.

On November 30, 2009, the DPU denied NSTAR Electric’s petition.  NSTAR Electric must refund the $18.9 million already collected from customers.  The DPU order had no impact on earnings as the Company did not reflect the amounts collected in revenues.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11 million, $13 million, and $15 million, in 2006, 2007, and 2008, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2009 are currently under review by the Company and are estimated to be approximately $16 million.  NSTAR Electric awaits the results of the 2006 and 2007 filings from the DPU prior to submitting the final 2008 and 2009 CPSL cost recovery reconciliations with the DPU.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued which disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the cost of the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of December 31, 2009, the potential impact to earnings of eliminating the bad debt adder would be approximately $20.8 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR Electric’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929.    Based on this evaluation, NSTAR Electric management has evaluated and concluded that NSTAR Electric's internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.

Item 9B.  Other Information

None

Part III

Item 14.  Principal Accounting Fees and Services

The Company, as a wholly-owned subsidiary of NSTAR, does not directly incur audit fees.  All fees for services performed by NSTAR's independent registered public accounting firm on behalf of NSTAR and its subsidiaries, including NSTAR Electric, are billed to NSTAR.  These audit fees are proportionately allocated among NSTAR and its subsidiaries.  Information regarding audit fees incurred by NSTAR for services provided by its registered public accounting firm is disclosed in NSTAR's definitive Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Audit and Related Fees."

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Report of Independent Registered Public Accounting Firm		33

Consolidated Statements of Income for the years ended December 31,
2009, 2008, and 2007		34

Consolidated Statements of Retained Earnings for the years ended
December 31, 2009, 2008, and 2007		35

Consolidated Balance Sheets as of December 31, 2009 and 2008		36 - 37

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008, and 2007		38

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:	39

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2009, 2008, and 2007		68

3.	Exhibits:

Refer to the exhibits listing beginning below.

Incorporated by reference unless designated otherwise:

		Exhibit	SEC Docket
Exhibit 3	Articles of Incorporation and By-Laws
3.1	Restated Articles of Organization	3.1	001-02301 Form 10-Q for the quarter ended June 30, 1994

3.2	NSTAR Electric Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999 and January 2, 2007	3.1	001-02301 Form 10-K for the year ended December 31, 2007

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated September 1, 1988, between NSTAR Electric Company and the Bank of New York (as successor to Bank of Montreal Trust Company)	4.1	001-02301 Form 10-Q for the quarter ended September 30, 1988

4.2	Votes of the Pricing Committee of the Board of Directors of NSTAR Electric Company taken May 18, 1995 re 7.80% debentures due May 15, 2010	4.1.5	001-02301 Form 10-K for the year ended December 31, 1995

4.3	Votes of the Board of Directors of NSTAR Electric Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, floating rate due in 2005)	4.2	001-02301 Form 8-K dated October 11, 2002

4.4	A Form of 4.875% Debenture Due April 15, 2014	4.3	001-02301 Form 8-K dated April 15, 2004

4.5	A Form of 5.75% Debenture Due March 15, 2036	99.2	001-02301 Form 8-K dated March 17, 2006

4.6	A Form of 5.625% Debenture Due November 15, 2017	99.2	001-02301 Form 8-K dated November 20, 2007 and February 13, 2009

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR Electric Company and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10	Material Contracts
10.1	NSTAR Electric Company Restructuring Settlement Agreement dated July 1997	10.12	001-02301 Form 10-K for the year ended December 31, 1997

10.2	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P.	10.18	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.3	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L. P.	10.19	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.4	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.20	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.5	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.21	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.6	The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison, ComElectric and Northeast Energy Associates L. P.	10.22	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.7	Purchase and Sale Agreement, dated June 23, 2004, between Boston Edison and Transcanada Energy Ltd. (Ocean State Power Contract)	10.23	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

	Transmission Agreements

10.8	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004	10.2.1.1	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.9	Transmission Operating Agreement among NSTAR Electric and various electric transmission providers in New England and ISO New England Inc., dated February 1, 2005	10.2.1.2	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.10	Market Participants Service Agreement among NSTAR Electric and various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005	10.2.1.3	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.11	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005	10.2.1.4	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.12	Participants Agreement among NSTAR Electric, various electric utilities operating in New England, NEPOOL and ISO-New England, Inc., dated February 1, 2005.	10.2.1.5	001-14768 Form 10-K of NSTAR for the year ended December 31, 2006

Exhibit 12	Statement re Computation of Ratios
12.1	Computation of Ratio of Earnings to Fixed Charges for the Year ended December 31, 2009 (filed herewith)

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Year ended December 31, 2009 (filed herewith)

Exhibit 21	Subsidiaries of the Registrant	21.1	001-02301 Form 10-K for the year ended December 31, 2007

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith)	23

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications
31.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SCHEDULE II

NSTAR ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

(Dollars in Thousands)

		Additions		Deductions
	Balance at	Provisions			Balance
	Beginning	Charged to		Accounts	At End
Description	of Year	Operations	Recoveries	Written Off	of Year
Allowance for Doubtful Accounts

Year Ended December 31, 2009	$25,431	$29,639	$3,642	$32,333	$26,379
Year Ended December 31, 2008	$21,990	$26,475	$3,083	$26,117	$25,431
Year Ended December 31, 2007	$20,962	$23,530	$3,233	$25,735	$21,990

FORM 10-K	NSTAR ELECTRIC COMPANY	DECEMBER 31, 2009

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: February 11, 2010	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 11th day of February 2010.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive
Thomas J. May	Officer and Director

/s/ JAMES J. JUDGE	Senior Vice President,
James J. Judge	Chief Financial Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President/Strategy, Law and
Douglas S. Horan	Policy, General Counsel and Director