Form 10-Q
period 2010-03-31
NSTAR ELECTRIC CO
filed 2010-05-05
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

The number of shares outstanding of the registrant's class of common stock was 100 shares, par value $1 per share, as of April 30, 2010.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended March 31, 2010

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 23
Item 4.	Controls and Procedures	24

Part II. Other Information:
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Signature		26

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
HCERA	Health Care and Education Reconciliation Act of 2010
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
PPACA	Patient Protection and Affordable Care Act of 2010
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 1, Notes to Condensed Consolidated Financial Statements and in the accompanying Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and NSTAR Electric encourages a review of these items.

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$581,658	$674,284

Operating expenses:
Purchased power and transmission	283,946	377,110
Operations and maintenance	85,093	77,688
Depreciation and amortization	80,652	86,484
Energy efficiency and renewable energy programs	17,667	17,535
Property and other taxes	26,233	23,765
Total operating expenses	493,591	582,582

Operating income	88,067	91,702

Interest charges (income):
Long-term debt	21,587	20,359
Transition property securitization	3,763	5,843
Interest income and other, net	(6,209)	(5,171)
Short-term debt	135	434
AFUDC	(213)	(126)
Total interest charges	19,063	21,339

Other income (deductions):
Other income	1,659	1,521
Other deductions	(399)	(543)
Total other income	1,260	978

Income before income taxes	70,264	71,341
Income taxes	27,552	27,394
Net income	$42,712	$43,947

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Balance at the beginning of the period	$1,100,086	$1,002,255
Net income	42,712	43,947
Subtotal	1,142,798	1,046,202

Deduct dividends declared:
Common stock dividends declared to Holding Company	103,300	44,300
Preferred stock dividends declared	490	490
Subtotal	103,790	44,790
Balance at the end of the period	$1,039,008	$1,001,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$9,285	$7,457
Accounts receivable, net of allowance of $27,305 and $26,379, respectively	222,686	215,355
Accrued unbilled revenues	35,292	46,417
Regulatory assets	321,217	319,505
Inventory, at average cost	22,465	21,331
Refundable income taxes	128,340	128,340
Other	24,384	24,978
Total current assets	763,669	763,383

Utility plant:
Electric, at original cost	5,288,750	5,260,923
Less: accumulated depreciation	1,292,923	1,268,416
Net electric plant-in-service	3,995,827	3,992,507
Construction work in progress	73,536	59,454
Net utility plant	4,069,363	4,051,961

Other investments:
Equity and other investments	5,124	5,279
Restricted cash	6,988	6,988
Total other investments	12,112	12,267

Deferred debits:
Regulatory assets	1,828,446	1,872,754
Other deferred debits	44,213	37,289
Total deferred debits	1,872,659	1,910,043

Total assets	$6,717,803	$6,737,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2010	2009
Liabilities and Capitalization

Current liabilities:
Long-term debt	$125,275	$125,688
Transition property securitization	72,550	57,553
Notes payable	160,000	341,000
Power contract obligations	120,217	130,524
Accounts payable	131,384	163,882
Payable to affiliates, net	74,919	95,893
Income taxes	87,087	65,990
Accrued interest	27,794	14,440
Other	65,131	65,555
Total current liabilities	864,357	1,060,525

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,184,335	1,166,499
Power contract obligations	193,349	214,633
Pension liability	235,457	229,622
Regulatory liability - cost of removal	222,783	219,624
Payable to affiliates, net	65,124	73,656
Other	91,759	103,049
Total deferred credits and other liabilities	1,992,807	2,007,083

Capitalization:
Long-term debt:
Long-term debt	1,617,393	1,322,142
Transition property securitization	168,625	212,205
Total long-term debt	1,786,018	1,534,347

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,039,008	1,100,086
Total common equity	2,031,621	2,092,699

Total capitalization	3,860,639	3,670,046

Commitments and contingencies

Total liabilities and capitalization	$6,717,803	$6,737,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009

Operating activities:
Net income	$42,712	$43,947
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	80,652	86,484
Debt amortization	1,194	1,239
Deferred income taxes and investment tax credits	(4,952)	(741)
Net changes in:
Current assets and liabilities	(199)	39,848
Regulatory assets	7,359	33,402
Power contract obligations	(31,591)	(30,109)
Deferred debits and credits, net	(2,608)	23,255
Net cash provided by operating activities	92,567	197,325

Investing activities:
Plant expenditures (including AFUDC)	(69,717)	(97,120)
Proceeds from sale of property	-	1,716
Net change in other investment activities	347	-
Net cash used in investing activities	(69,370)	(95,404)

Financing activities:
Transition property securitization redemptions	(28,583)	(36,012)
Long-term debt issuances	300,000	100,000
(Discount) premium on issuance of long-term debt	(4,806)	4,553
Debt issuance costs	(2,777)	(693)
Long-term debt redemptions	(413)	(482)
Net change in notes payable	(181,000)	(122,583)
Dividends paid	(103,790)	(44,790)
Net cash used in financing activities	(21,369)	(100,007)

Net increase in cash and cash equivalents	1,828	1,914
Cash and cash equivalents at the beginning of the year	7,457	8,556
Cash and cash equivalents at the end of the period	$9,285	$10,470

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,632	$11,737
Income taxes	$11,408	$14,342
Non-cash investing activity:
Plant additions included in accounts payable	$6,905	$20,728

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric's 2009 Annual Report on Form 10-K.

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

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric’s three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC, BEC Funding II LLC, and CEC Funding LLC, all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010.  These certificates are non-recourse to NSTAR Electric.

2. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2009 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  All significant intercompany transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to the accompanying prior period Condensed Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  NSTAR Electric is subject to the application of ASC 980, Regulated Operations that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three-month periods ended March 31, 2010 and 2009 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the first quarter are based on the latest available participant census data.  An annual actuarial valuation will be completed during the second quarter, and cost estimates will be adjusted based on the actual actuarial study results.

NSTAR Electric’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, are affected by the overall global equity markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is substantially mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit retirement plan that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the three months ended March 31, 2010, NSTAR did not contribute to the Plan.  A contribution of $6.3 million was made in April 2010.  NSTAR currently anticipates making additional contributions of approximately $18.7 million to the Plan during the remainder of 2010.  The actual level of funding may be different from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2010	2009
Service cost	$6.0	$5.4
Interest cost	15.4	15.4
Expected return on Plan assets	(15.6)	(14.3)
Amortization of prior service cost	(0.2)	(0.2)
Recognized actuarial loss	12.5	13.3
Net periodic pension benefit cost	$18.1	$19.6

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the three months ended March 31, 2010, NSTAR contributed approximately $6.8 million to this plan and anticipates contributing approximately $23.2 million for the remainder of 2010 toward these benefits.  NSTAR Electric will fund approximately $5.4 million and $18.6 million of these amounts, respectively.  NSTAR is in the process of evaluating the impact of the Patient Protection and Affordable Care Act of 2010 (PPACA) and the Health Care and Education Reconciliation Act of 2010 (HCERA) on its accumulated PBOP obligation.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three-month period ended March 31, 2010 was $8 million, as compared to $9.7 million in the three-month period ended March 31, 2009.

4.   Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Interest on regulatory deferrals	$6,716	$5,093
Income tax items	372	798
Other interest expense	(879)	(720)
Total interest income and other, net	$6,209	$5,171

5. Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities became effective for NSTAR Electric on January 1, 2010.  This amended guidance did not have an impact on the accompanying condensed consolidated financial statements.

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period.  NSTAR Electric has evaluated these arrangements under the variable interest accounting guidance and has determined that these agreements represent variable interests.  NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities.  NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements.  NSTAR Electric’s involvement with these variable interest entities has no material impact on NSTAR Electric’s financial position, financial performance, or cash flows.

6. Subsequent Events

Management has reviewed subsequent events and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Note B.  Derivative Instruments

     Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.  NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.8 million as of March 31, 2010.  The value represents the difference between the cost of this contract and projected market energy costs over the life of the contract and NSTAR

Electric has recorded a long-term derivative asset and a corresponding long-term regulatory liability for the value of this contract.  Changes in the value of the contract have no impact on earnings.  The fair value of the renewable energy contract deemed to be a derivative is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred debits – other	$3,852	$-
Total asset for derivative instrument	$3,852	$-

Note C. Income Taxes

Health Care Reform

In March 2010, the President signed the PPACA and the HCERA into law.  These laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D, beginning in 2013.

Because the tax benefits associated with these future deductions were reflected as deferred income tax assets in the accompanying condensed consolidated financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets of $13.9 million.   As a result of its rate recovery mechanism, NSTAR Electric established a regulatory asset for this amount to reflect the anticipated future collection from customers due to the law change.  NSTAR Electric also established an additional regulatory asset of $9 million and a related increase in deferred tax liabilities to reflect a tax gross-up for revenue requirement purposes.  The tax law change had no material impact to NSTAR Electric’s reported earnings.

Effective Tax Rate

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR (Holding Company).

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2010 and the actual effective income tax rate for the year ended December 31, 2009:

	2010	2009
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Effective tax rate	39%	39%

Uncertain Tax Positions

As of March 31, 2010, the 2001 through 2007 federal and state tax years remain open.  NSTAR Electric is negotiating with IRS Appeals in an attempt to settle all issues relating to years 2001 through 2007.  To date, NSTAR Electric has reached agreement on the SSCM issue with a closing agreement expected to be signed in the second quarter of 2010.  Upon approval of the settlement by the U.S. Congress Joint Committee on Taxation, NSTAR Electric expects receipt of the $128 million of its refundable income tax receivable, plus interest, in the second half of 2010.

The following is a reconciliation of the unrecognized tax benefits that have been recognized as uncertain tax position liabilities on the accompanying Condensed Consolidated Balance Sheets included in Deferred credits and other liabilities: Other:

	Three Months Ended
	March 31,
(in millions)	2010	2009
Balance at beginning of year	$14	$14
Changes for current year tax positions	-	-
Balance at end of year	$14	$14

As of March 31, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on tax positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in Interest charges: Interest income and other, net and related penalties, if applicable, in Other deductions, on the accompanying Condensed Consolidated Statements of Income.  For the three months ended March 31, 2010 and 2009, the amount of interest income recognized on the accompanying Condensed Consolidated Statements of Income was $0.4 million and $0.8 million, respectively, and the total amount of accrued interest receivable on the accompanying Condensed Consolidated Balance Sheets was $25.6 million and $25.2 million at March 31, 2010 and December 31, 2009, respectively.  No penalties were recognized during the period.

In addition to its uncertain tax position liability, NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions.  These unrecognized benefits were $4 million as of March 31, 2010 and December 31, 2009, respectively.  As a result of the settlement agreement reached with IRS Appeals on SSCM, it is unlikely that additional benefits will be recognized on this issue.  The agreement reached with the IRS is subject to approval by the Joint Committee.

Note D.  Fair Value Measurements

NSTAR Electric discloses fair value measurement pursuant to a framework for measuring fair value in accordance with GAAP.  NSTAR Electric follows a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Financial assets utilizing Level 1 inputs include active exchange-traded equity securities.

Level 2 – Quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.

Level 3 – Unobservable inputs from objective sources.  These inputs may be based on entity-specific inputs. Level 3 inputs include all inputs that do not meet the requirements of Level 1 or Level 2.

The renewable energy contract was valued based on the difference between the contracted price and the estimated fair value of remaining contracted supply to be purchased.  Inputs used to develop the estimate included on-line regional generation and forecasted demand.

The following represents the fair value hierarchy of NSTAR Electric’s financial asset that was recognized at fair value on a recurring basis as of March 31, 2010.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Renewable Energy Contract (a)	-	-	4	4
Total	$-	$-	$4	$4

(a)  -  Included in “Deferred debits – other” on the accompanying Condensed Consolidated Balance

         Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of March 31, 2010 and December 31, 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,983,843	$2,087,140	$1,717,588	$1,801,910

Note E.  Long-Term Debt Issuance and Retirement

On March 15, 2010, NSTAR Electric’s subsidiary BEC Funding LLC, retired its final series of outstanding Transition Property Securitization Certificates.  On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040.  The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes.

Note F. Commitments and Contingencies

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

NSTAR Electric’s service quality performance levels for 2009 were not in a penalty situation and the final performance report was filed with the DPU on March 1, 2010.

2.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2010 and December 31, 2009, NSTAR Electric had liabilities of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11 million, $13 million, $15 million, and $16 million in 2006, 2007, 2008, and 2009, respectively.  During 2010, approximately $4.8 million has been incurred.  This includes incremental operations and maintenance and revenue requirements on capital investments.  NSTAR Electric is awaiting the results of the 2006 and 2007 filings from the DPU prior to submitting the final 2008 and 2009 CPSL cost recovery reconciliations with the DPU.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of March 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $21.5 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes, and with the MD&A in NSTAR Electric's 2009 Annual Report on Form 10-K.

Business Overview

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

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC (BEC Funding), BEC Funding II, LLC (BEC Funding II) and CEC Funding, LLC (CEC Funding), all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission, and energy efficiency services to customers.  However, NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kilowatt-hours, which have an effect on the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on purchased power and transmission expenses, but will not affect the Company's net income as the Company recognizes a corresponding change in revenues.

Earnings

NSTAR Electric's earnings are impacted by its customers’ requirements for energy in the form of unit sales of electricity, which directly determine the levels of retail distribution and transmission revenues recognized.  In accordance with the regulatory rate structures in which NSTAR Electric operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three-month period ended March 31, 2010 was $42.7 million, as compared to $43.9 million for the same period in 2009, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2009 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  The increase adjustment is 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

b.  Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expending the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs and a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency expenditures in addition to those charges recovered in the energy conservation change;

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

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs;

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR Electric’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market;

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for energy efficiency programs; and
•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

c.  Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these CPSL costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11 million, $13 million, $15 million, and $16 million in 2006, 2007, 2008, and 2009, respectively.  During 2010, approximately $4.8 million has been incurred.  This includes incremental operations and maintenance and revenue requirements on capital investments.  NSTAR Electric is awaiting the results of the 2006 and 2007 filings from the DPU prior to submitting the final 2008 and 2009 CPSL cost recovery reconciliations with the DPU.  NSTAR Electric cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR Electric’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of March 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $21.5 million, pre-tax.  NSTAR Electric cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR Electric earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR Electric’s regional transmission facilities is 11.64%.  Additional incentive adders are determined on a case-by-case basis according to FERC’s national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities that can bring the ROE for NSTAR Electric up to 13.1% for certain qualified regional investments.

Other

a. Energy Efficiency Plans

NSTAR Electric is required to administer an energy efficiency program.  The Massachusetts Green Communities Act (GCA) required electric distribution companies to develop three-year energy efficiency plans.  The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the historical programs, the new three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated

that it will permit distribution companies that do not as yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending.  This 2010 plan was approved by the DPU on January 28, 2010.

b.  Proposed Transmission Investment

On May 22, 2009, FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec.  Under this arrangement, firm transmission service is expected to be provided to Hydro-Quebec by a venture between NSTAR Electric and Northeast Utilities (NU).  NSTAR, NU and Hydro-Quebec have agreed to develop this project, and are currently negotiating long-term transmission service and purchase power agreements.  NSTAR Electric and NU anticipate filing the transmission service agreement with the FERC and the project design with ISO-New England by mid-2010, and NSTAR Electric anticipates filing a power purchase agreement with the DPU by the end of 2010.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2010 and 2009 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Executive Summary of Quarterly Results

Net income was $42.7 million for the quarter ended March 31, 2010 compared to $43.9 million for the same period in 2009.  Major factors on an after-tax basis that contributed to the $1.2 million, or 2.7%, decrease include:

•	Lower electric distribution revenues due to a 2.1% decrease in sales offset by the annual inflation rate adjustment ($1.3 million)
•	Higher depreciation and property taxes ($2.2 million)
•	Higher operations and maintenance expense ($2.5 million)

These decreases in earnings factors were partially offset by:

•	Lower costs to achieve amortization ($2.1 million)
•	Higher transmission revenues ($1.4 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $92.6 million, a decrease of $104.8 million as compared to the same period in 2009.  The decrease primarily reflects the timing of the payments and customer collections related to energy costs

•	NSTAR Electric invested approximately $70 million in capital projects to improve system reliability and capacity
•

NSTAR Electric issued $300 million of 5.50% debentures with an effective rate of 5.61%, paid approximately $103.3 million in common share dividends to NSTAR and retired approximately $29 million in securitized debt.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended March 31,
	2010	2009	% Change

Residential	1,675,221	1,726,094	(2.9)
Commercial, Industrial, and Other	3,517,270	3,579,813	(1.7)
Total retail sales	5,192,491	5,305,907	(2.1)

NSTAR Electric’s energy sales in the three months ended March 31, 2010 declined 2.1% compared to 2009 primarily due to unfavorable weather conditions resulting from a warmer winter during 2010 as compared to 2009.  Heating degree-days in the Boston area for the three months ended March 31, 2010 were down 11.9% from the same period in 2009.

Primarily weather, but also to a lesser extent fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR Electric’s residential and small commercial customers.  Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR Electric’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Weather conditions

NSTAR Electric forecasts its electric sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

The demand for electricity is affected by weather.  Weather impacts electric sales primarily during the summer.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal weather variations, and is susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three-month periods ended March 31, 2010 and 2009 and the number of heating degree-days in a “normal” year as presented by a 30-year average.  NSTAR Electric uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1980 – 2009), as collected at Boston’s Logan Airport for heating degree-day data.  As shown in the table below, weather conditions during the three-month period ended March 31, 2010 measured by heating degree-days were 11.9% lower/warmer for 2010 as compared to 2009.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Three months ended March 31, 2010	2,624
Three months ended March 31, 2009	2,977
Normal 30-Year Average	2,870

Percentage that 2010 was warmer than 2009	11.9%
Percentage that 2010 was warmer than 30-year average	8.6%

Operating revenues

Operating revenues for the first quarter of 2010 decreased $92.6 million, or 13.7%, from the same period in 2009 as follows:

(in millions)	Three Months Ended March 31,		Increase (Decrease)
Operating revenues	2010	2009	Amount	Percent

Retail distribution and transmission	$252.7	$236.5	$16.2	6.8%
Energy, transition, and other	329.0	437.8	(108.8)	(24.9)%
Total operating revenues	$581.7	$674.3	$(92.6)	(13.7)%

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

The increase of $16.2 million, or 6.8%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($11.2 million)

•	Increased PAM revenue ($4.4 million)

These increases were partially offset by:

•	Decreased sales of 2.1% due to the impact of weather conditions, partially offset by increased electric revenues resulting from the annual inflation rate adjustment ($2.1 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $108.8 million decrease in energy, transition, and other revenues is primarily attributable to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $283.9 million in the first quarter of 2010 compared to $377.1 million in the same period of 2009, a decrease of $93.2 million, or 24.7%.  The decrease in expense reflects the Company’s lower energy sales of 2.1%, as well as lower Basic Service and other energy costs of $104 million.  These decreases were partially offset by higher transmission costs of $10.8 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $85.1 million in the first quarter of 2010 compared to $77.7 million in the same period of 2009, an increase of $7.4 million, or 9.5%.  The increase in expense reflects higher pension and PBOP related PAM amortization costs ($2.9 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing to the higher expense were storm-related expenses ($1.3 million), assessed regulatory fees ($0.7 million), and costs associated with employee benefits ($1.3 million).

Depreciation and amortization expense was $80.7 million in the first quarter of 2010 compared to $86.5 million in the same period of 2009, a decrease of $5.8 million, or 6.7%.  The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $17.7 million in the first quarter of 2010 compared to $17.5 million in the same period of 2009, an increase of $0.2 million, or 1.1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the GCA.  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $26.2 million in the first quarter of 2010 compared to $23.8 million in the same period of 2009, an increase of $2.4 million, or 10.1%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $25.4 million in the first quarter of 2010 compared to $26.2 million in the same period of 2009, a decrease of $0.8 million, or 3.1%.  The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt.

Interest income and other, net were $6.2 million of net interest income in the first quarter of 2010 compared to $5.2 million of net interest income in the same period of 2009, an increase of $1 million, or 19.2%, due to increased interest income of $1.6 million related to higher regulatory deferrals, partially offset by lower interest income on income tax matters of $0.4 million.

Short-term debt interest charges were $0.1 million in the first quarter of 2010 compared to $0.4 million in the same period of 2009, a decrease of $0.3 million, or 75%, due to a reduction in the first quarter of 2010 weighted average borrowing rate and a lower average level of borrowed funds.

Other income (deductions):

Other income was approximately $1.7 million in the first quarter of 2010 compared to $1.5 million in the same period of 2009, an increase of $0.2 million, or 13.3%.  The increase relates primarily to higher cash surrender values of insurance policies.

Income tax expense:

Income tax expense was $27.6 million in the first quarter of 2010 compared to $27.4 million in the same period of 2009, an increase of $0.2 million, or 0.7%.

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

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2010:
Ratio of earnings to fixed charges	5.73
Ratio of earnings to fixed charges and preferred stock dividend requirements	5.52

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2010

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2010

	Exhibit	15	-	Letter re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: May 5, 2010	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer