Form 10-Q
period 2010-06-30
NSTAR ELECTRIC CO
filed 2010-08-06
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

The number of shares outstanding of the registrant's class of common stock was 100 shares, par value $1 per share, as of July 30, 2010.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended June 30, 2010

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 28
Item 4.	Controls and Procedures	28

Part II. Other Information:
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 5.	Other Information	29
Item 6.	Exhibits	30

Signature		31

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
HCERA	Health Care and Education Reconciliation Act of 2010
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
PPACA	Patient Protection and Affordable Care Act of 2010
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  NSTAR Electric uses words such as "anticipate,"  "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR Electric expected.  Actual results could differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause NSTAR Electric’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A “Risk Factors” and in the accompanying Part I, Item 1, Notes to Condensed Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$578,890	$606,896	$1,160,548	$1,281,180

Operating expenses:
Purchased power and transmission	268,218	299,063	552,164	676,173
Operations and maintenance	78,022	74,047	163,115	151,735
Depreciation and amortization	67,097	85,436	147,749	171,920
Energy efficiency and renewable energy programs	21,991	17,199	39,658	34,734
Property and other taxes	24,334	21,661	50,567	45,426
Total operating expenses	459,662	497,406	953,253	1,079,988

Operating income	119,228	109,490	207,295	201,192

Interest charges (income):
Long-term debt	23,882	20,951	45,469	41,310
Transition property securitization	2,851	4,960	6,614	10,803
Interest income and other, net	(11,334)	(10,910)	(17,621)	(15,773)
Total interest charges	15,399	15,001	34,462	36,340

Other income (deductions):
Other income	1,228	2,219	2,887	3,740
Other deductions	(420)	(463)	(819)	(1,006)
Total other income	808	1,756	2,068	2,734

Income before income taxes	104,637	96,245	174,901	167,586
Income taxes	41,936	37,089	69,488	64,483
Net income	$62,701	$59,156	$105,413	$103,103

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$1,039,008	$1,001,412	$1,100,086	$1,002,255
Net income	62,701	59,156	105,413	103,103
Subtotal	1,101,709	1,060,568	1,205,499	1,105,358

Deduct dividends declared:
Common stock dividends declared to Holding Company	28,300	28,000	131,600	72,300
Preferred stock dividends declared	490	490	980	980
Subtotal	28,790	28,490	132,580	73,280
Balance at the end of the period	$1,072,919	$1,032,078	$1,072,919	$1,032,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$9,116	$7,457
Accounts receivable, net of allowance of $27,306 and $26,379, respectively	229,558	215,355
Accrued unbilled revenues	52,826	46,417
Regulatory assets	335,138	319,505
Inventory, at average cost	21,843	21,331
Refundable income taxes	128,340	128,340
Other	32,654	24,978
Total current assets	809,475	763,383

Utility plant:
Electric, at original cost	5,341,088	5,260,923
Less: accumulated depreciation	1,321,068	1,268,416
Net electric plant-in-service	4,020,020	3,992,507
Construction work in progress	81,269	59,454
Net utility plant	4,101,289	4,051,961

Other investments:
Equity and other investments	4,971	5,279
Restricted cash	3,364	6,988
Total other investments	8,335	12,267

Deferred debits:
Regulatory assets	1,776,230	1,872,754
Other deferred debits	40,395	37,289
Total deferred debits	1,816,625	1,910,043

Total assets	$6,735,724	$6,737,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2010	2009
Liabilities and Capitalization

Current liabilities:
Long-term debt	$1,512	$125,688
Transition property securitization	53,545	57,553
Notes payable	343,000	341,000
Power contract obligations	109,737	130,524
Accounts payable	154,901	163,882
Payable to affiliates, net	70,909	95,893
Income taxes	55,661	65,990
Accrued interest	18,524	14,440
Other	53,624	65,555
Total current liabilities	861,413	1,060,525

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,181,066	1,166,499
Power contract obligations	173,839	214,633
Pension liability	240,910	229,622
Regulatory liability - cost of removal	225,293	219,624
Payable to affiliates, net	65,973	73,656
Other	94,240	103,049
Total deferred credits and other liabilities	1,981,321	2,007,083

Capitalization:
Long-term debt:
Long-term debt	1,615,833	1,322,142
Transition property securitization	168,625	212,205
Total long-term debt	1,784,458	1,534,347

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,072,919	1,100,086
Total common equity	2,065,532	2,092,699

Total capitalization	3,892,990	3,670,046

Commitments and contingencies

Total liabilities and capitalization	$6,735,724	$6,737,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$105,413	$103,103
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	147,749	171,920
Debt amortization	2,402	2,428
Deferred income taxes and investment tax credits	(8,197)	9,640
Net changes in:
Current assets and liabilities	(81,761)	(45,787)
Regulatory assets	49,531	53,210
Long-term power contract obligations	(64,064)	(60,668)
Deferred debits and credits, net	(5,640)	13,295
Net cash provided by operating activities	145,433	247,141

Investing activities:
Plant expenditures (including AFUDC)	(136,168)	(181,095)
Proceeds from sale of property	-	1,716
Net change in other investment activities	3,971	-
Net cash used in investing activities	(132,197)	(179,379)

Financing activities:
Transition property securitization redemptions	(47,588)	(72,580)
Long-term debt issuances	300,000	100,000
(Discount) premium on issuance of long-term debt	(4,806)	4,553
Debt issuance costs	(2,777)	(875)
Long-term debt redemptions	(125,826)	(805)
Net change in notes payable	2,000	(24,083)
Dividends paid	(132,580)	(73,280)
Net cash used in financing activities	(11,577)	(67,070)

Net increase in cash and cash equivalents	1,659	692
Cash and cash equivalents at the beginning of the year	7,457	8,556
Cash and cash equivalents at the end of the period	$9,116	$9,248

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$46,573	$51,099
Income taxes	$101,875	$66,234
Non-cash investing activity:
Plant additions included in accounts payable	$10,048	$13,076

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

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric’s three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC, BEC Funding II LLC, and CEC Funding LLC, all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

2. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009, has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2009 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  All significant intercompany transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to the accompanying prior period Condensed Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  NSTAR Electric is subject to the application of ASC 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of its recognition of certain revenues and expenses from those of other businesses and industries. The energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the second quarter are based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter, and recognized costs were adjusted based on the final actuarial study results.

NSTAR Electric’s Pension Plan and NSTAR’s PBOP Plan assets, which partially consist of equity investments, are affected by the overall global equity markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of changes in Pension and PBOP costs is substantially mitigated by NSTAR Electric’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit retirement plan that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the six months ended June 30, 2010, NSTAR contributed $6.3 million to the Plan.  NSTAR contributed an additional $6.3 million to the Plan in July 2010 and currently anticipates contributing approximately $12.4 million to the Plan during the remainder of 2010.  The actual level of funding may change depending on management’s assessment of market conditions.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Service cost	$5.8	$5.3	$11.8	$10.7
Interest cost	15.5	15.5	30.9	30.9
Expected return on Plan assets	(15.8)	(14.8)	(31.4)	(29.1)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	12.7	13.3	25.2	26.6
Net periodic pension benefit cost	$18.0	$19.1	$36.1	$38.7

The first quarter net periodic pension cost is estimated utilizing projections based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2010 and 2009 have been adjusted in the second quarter to reflect the final actuarial study cost amounts for 2010 and 2009.

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the six months ended June 30, 2010, NSTAR contributed $14.4 million to this plan.  NSTAR contributed an additional $2.4 million to the plan in July 2010 and currently anticipates contributing approximately $13.2 million to the plan during the remainder of 2010.  NSTAR Electric will fund approximately $11.5 million, $1.9 million, and $10.6 million of these amounts, respectively.  The actual level of funding may change depending on management’s assessment of market conditions.

NSTAR is evaluating the impact of the Patient Protection and Affordable Care Act of 2010 (PPACA) and the Health Care and Education Reconciliation Act of 2010 (HCERA) on its retiree health care benefits and accumulated PBOP obligation.  To date, no adjustment has been made to NSTAR’s retiree benefit plan provisions or actuarial assumptions (including health care cost trend rates) as a result of PPACA and HCERA.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three-month and six-month periods ended June 30, 2010 was $8.6 million and $16.6 million, as compared to $8.3 million and $18 million in the three-month and six-month periods ended June 30, 2009.

4.   Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Interest on regulatory deferrals	$5,565	$6,304	$12,281	$11,397
Income tax items	6,326	5,399	6,698	6,197
Other interest expense	(634)	(740)	(1,513)	(1,601)
Short-term debt	(148)	(167)	(283)	(460)
AFUDC	225	114	438	240
Total interest income and other, net	$11,334	$10,910	$17,621	$15,773

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

6. Subsequent Events

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Condensed Consolidated Financial Statements or disclosed in the accompanying Notes to Condensed Consolidated Financial Statements.

Note B.  Derivative Instruments

     Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.  NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.5 million liability as of June 30, 2010.  The value represents the difference between the cost of this contract and projected market energy costs over the life of the contract, and NSTAR Electric has recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract.  Changes in the value of the contract have no impact on earnings.  The fair value of the renewable energy contract deemed to be a derivative is as follows:

(in thousands)	June 30, 2010	December 31, 2009
Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$2,483	$-
Total liability for derivative instruments	$2,483	$-

Note C. Income Taxes

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

Uncertain Tax Positions

As of June 30, 2010, the 2001 through 2007 Federal and state tax years remain open.  NSTAR Electric has reached agreement on all issues and upon final resolution of an issue on an affiliated entity, NSTAR Electric will receive a written closing agreement from IRS Appeals.  Upon the required approval of the settlement by the U.S. Congress Joint Committee on Taxation, NSTAR Electric expects receipt of the $128 million of its refundable income tax receivable, plus interest, in the second half of 2010.  The 2008 Federal income tax return has been examined under the IRS Compliance Assurance Process (CAP) and NSTAR has received a “no change” letter. The 2009 Federal income tax return is being reviewed under CAP.  This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  The outcome of any potential audit adjustments and the timing are uncertain.

The following is a reconciliation of the unrecognized tax benefits that have been reflected as uncertain tax position liabilities on the accompanying Condensed Consolidated Balance Sheets included in Deferred credits and other liabilities: Other:

(in millions)	2010	2009
Balance at January 1	$14	$14
Changes for prior year tax positions	(14)	-
Balance at June 30	$-	$14

During the second quarter of 2010, as a result of progress in ongoing settlement discussions with IRS Appeals, NSTAR Electric reversed reserves for uncertain tax positions of $14 million.  As of June 30, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on tax positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in: Interest income and other, net on the accompanying Condensed Consolidated Statements of Income.  Related penalties, if applicable, are reflected in Other deductions, on the accompanying Condensed Consolidated Statements of Income.

For the six months ended June 30, 2010 and 2009, the amount of interest income recognized on the accompanying Condensed Consolidated Statements of Income was $6.7 million and $6.2 million, respectively, and the total amount of accrued interest receivable on the accompanying Condensed Consolidated Balance Sheets was $31.9 million and $25.2 million at June 30, 2010 and December 31, 2009, respectively.  No penalties were recognized.  During the second quarter of 2010, NSTAR Electric reversed approximately $6 million of previously accrued interest expense on various items because NSTAR Electric believes it is now more-likely-than-not that the original deductions will be sustained by IRS Appeals.

Unrecognized Tax Benefits

NSTAR Electric has unrecognized benefits associated with interest on construction-related uncertain tax positions.  These unrecognized benefits were $4 million as of June 30, 2010 and December 31, 2009.  As a result of the settlement agreement reached with IRS Appeals on SSCM, it is unlikely that these additional benefits will be recognized.

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of June 30, 2010.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a)	$-	$-	$2	$2
Total	$-	$-	$2	$2

(a)  -  Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying          Condensed Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements
Six Months Ended June 30, 2010
(in millions)	Renewable Energy Contract

Balance at December 31, 2009	$ -
Total losses included on balance sheet as a regulatory asset	(2)
Balance at June 30, 2010 (Liability)	$ (2)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of June 30, 2010 and December 31, 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,839,515	$2,029,960	$1,717,588	$1,801,910

Note E.  Long-Term Debt Issuance and Retirement

On March 15, 2010, NSTAR Electric’s subsidiary BEC Funding LLC, retired its final series of outstanding Transition Property Securitization Certificates.  On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040.  The proceeds from this sale were used to retire NSTAR

Electric’s short-term debt and for other corporate purposes.  On May 17, 2010, NSTAR Electric retired its $125 million, 7.8% Debentures as scheduled.

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

2.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2010 and December 31, 2009, NSTAR Electric had liabilities of approximately $0.9 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

3.  DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval.  NSTAR Electric incurred and billed incremental costs of $12 million, $14 million, $15 million and $16 million in 2006, 2007, 2008 and 2009, respectively.  During 2010, approximately $9 million has been incurred through June 30.  This includes incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program.  The expected recovery amount does not vary materially from the revenue previously recognized.  During the fourth quarter of 2010, NSTAR Electric expects to make supplemental filings in compliance with the DPU order to address cost recovery through 2009.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to these pending filings.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s results of operations, financial position, and cash flows.

4.  Basic Service Bad Debt Adder

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

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase in its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.  On June 18, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to appeal the DPU’s decisions.  On June 25, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to seek a stay of execution of the distribution rate reduction requirement pending the appeal.  As of June 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax.  NSTAR Electric cannot predict the timing of this appeals process.

5.  Yankee Companies Spent Fuel Litigation

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

6.  Legal Matters

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements, and with the MD&A in NSTAR Electric's 2009 Annual Report on Form 10-K.

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

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC (BEC Funding), BEC Funding II, LLC (BEC Funding II) and CEC Funding, LLC (CEC Funding), all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

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

Net income for the three-month and six-month periods ended June 30, 2010 was $62.7 million and $105.4 million, respectively, as compared to $59.2 million and $103.1 million, respectively, for the same period in 2009, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2009 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  The increase adjustment is 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

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

c.  Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. NSTAR Electric incurred and billed incremental costs of $12 million, $14 million, $15 million and $16 million in 2006, 2007, 2008 and 2009, respectively.  During 2010, approximately $9 million has been incurred through June 30.  This includes incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program.  The expected recovery amount does not vary materially from the revenue previously recognized.  During the fourth quarter of 2010, NSTAR Electric expects to make supplemental filings in compliance with the DPU order to address cost recovery through 2009.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to these pending filings.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s results of operations, financial position, and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase in its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.  On June 18, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to appeal the DPU’s decisions.  On June 25, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to seek a stay of execution of the distribution rate reduction requirement pending the appeal.  As of June 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax.  NSTAR cannot predict the timing of this appeals process.

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

Other

a. Energy Efficiency Plans

NSTAR Electric is required to administer an energy efficiency program.  The Massachusetts Green Communities Act (GCA) required electric distribution companies to develop three-year energy efficiency plans.  The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the historical programs, the new three-year plan includes financial incentives based on energy efficiency program performance and spending. In addition, the DPU has stated that it will permit distribution companies like NSTAR Electric that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending, including incentives.  This 2010 plan was approved by the DPU on January 28, 2010.

b.  Proposed Transmission Investments

ISO-NE has included in its regional system plan a new twenty-two mile 345kV transmission line that will cross the Cape Cod Canal.  This project involves the expansion and upgrade of existing transmission infrastructure.  NSTAR Electric is pursuing the license approval of this project, as well as preparing cost allocation and reliability applications with ISO-NE.  This project is anticipated to cost approximately $120 million and be in-service in 2012.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month and six-month periods ended June 30, 2010 and 2009 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Executive Summary of Quarterly Results

Net income was $62.7 million for the three months ended June 30, 2010 compared to $59.2 million for the same period in 2009.  Major factors on an after-tax basis that contributed to the $3.5 million, or 5.9%, increase include:

•	Higher distribution revenues due to a 5.9% increase in sales and the annual inflation rate adjustment ($10.3 million)
•	Higher transmission revenues ($2.1 million)
•	Lower costs to achieve amortization ($2.1 million)

These increases in earnings factors were partially offset by:

•	Higher net interest charges ($1.5 million)
•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)
•	Higher operations and maintenance expense ($0.5 million)
•	Higher depreciation and property taxes ($2.8 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $53 million, an increase of $3 million as compared to the same period in 2009.  The increase primarily reflects the timing of payments and customer collections related to energy costs partially offset by the higher level of income tax payments

•	Cash outflows for investing activities include approximately $66 million in capital projects to improve system reliability and capacity
•	Cash outflows from financing activities included $29 million in common share dividends and retirement of approximately $144 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2010	2009	% Change

Residential	1,508,700	1,390,494	8.5
Commercial, Industrial, and Other	3,610,897	3,443,658	4.9
Total retail sales	5,119,597	4,834,152	5.9

NSTAR Electric’s energy sales in the three months ended June 30, 2010 increased 5.9% compared to 2009 primarily due to favorable weather conditions resulting from warmer weather in May and June 2010 as compared to 2009.  Cooling degree-days in NSTAR Electric’s service area for the three months ended June 30, 2010 were up nearly 228% from the same period in 2009.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating and cooling degree-days for the three-month periods ended June 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” second quarter as presented by a 30-year average.  NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1980-2009), as collected at the Worcester, Massachusetts airport and Boston’s Logan airport for both heating and cooling degree-day data.  As shown in the table below, weather conditions during the three-month period ended June 30, 2010 measured by heating and cooling degree-days, respectively, were 29.7% lower/warmer related to heating degree-days and 227.8% higher/warmer related to cooling degree-days for 2010 as compared to 2009, favorably impacting revenues.  Refer to the “Electric Revenues” section below for more detailed discussions.

Heating Degree-Day (HDD)
Three months ended June 30, 2010	503
Three months ended June 30, 2009	716
Normal 30-Year Average	784
Percentage that 2010 HDD were higher than 2009	29.7%
Percentage that 2010 HDD were higher than 30-year average	35.8%

Cooling Degree-Days (CDD)
Three months ended June 30, 2010	259
Three months ended June 30, 2009	79
Normal 30-Year Average	175
Percentage that 2010 CDD were higher than 2009	227.8%
Percentage that 2010 CDD were higher than 30-year average	48%

Operating revenues

Operating revenues for the second quarter of 2010 decreased $28 million, or 5%, from the same period in 2009 as follows:

(in millions)	Three Months Ended June 30,		Increase (Decrease)
Operating revenues	2010	2009	Amount	Percent

Retail distribution and transmission	$282.7	$245.8	$36.9	15%
Energy, transition, and other	296.2	361.1	(64.9)	(18)%
Total operating revenues	$578.9	$606.9	$(28.0)	(5)%

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company's distribution substations.

The increase of $36.9 million, or 15%, in retail distribution and transmission revenues primarily reflects:

•	Higher distribution revenues attributable to a 5.9% increase in sales, in addition to an increase resulting from the annual inflation rate adjustment ($16.9 million)
•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($16.3 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $64.9 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $268.2 million in the second quarter of 2010 compared to $299.1 million in the same period of 2009, a decrease of $30.9 million, or 10.3%.  The decrease in expense reflects lower Basic Service and other energy costs of $43.8 million.  These decreases were partially offset by higher transmission costs of $12.9 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $78 million in the second quarter of 2010 compared to $74 million in the same period of 2009, an increase of $4 million, or 5.4%.  The increase in expense reflects higher pension and PBOP related PAM amortization costs ($2.8 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing to the higher expense was higher bad debts expense ($1 million) and higher storm-related costs ($0.5 million).

Depreciation and amortization expense was $67.1 million in the second quarter of 2010 compared to $85.4 million in the same period of 2009, a decrease of $18.3 million, or 21.4%.  The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $22 million in the second quarter of 2010 compared to $17.2 million in the same period of 2009, an increase of $4.8 million, or 27.9%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the Green Communities

Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $24.3 million in the second quarter of 2010 compared to $21.7 million in the same period of 2009, an increase of $2.6 million, or 12%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $26.7 million in the second quarter of 2010 compared to $25.9 million in the same period of 2009, an increase of $0.8 million, or 3.1%.  The increase in interest charges reflects the issuance of $300 million of 5.5% Debentures in March 2010, partially offset by pay downs of $125 million of 7.8% Debentures in May 2010 and scheduled principal pay downs of transition property securitization debt.

Interest income and other, net were $11.3 million of net interest income in the second quarter of 2010 compared to $10.9 million of net interest income in the same period of 2009, an increase of $0.4 million, or 3.7%, due to higher interest income on income tax matters of $0.9 million and lower average level of funds borrowed.

Other income (deductions):

Other income was approximately $1.2 million in the second quarter of 2010 compared to $2.2 million in the same period of 2009, a decrease of $1 million, or 45%.  The decrease relates primarily to lower cash surrender values of insurance policies.

Other deductions was $0.4 million in the second quarter of 2010 compared to $0.5 million in the same period of 2009.

Income tax expense:

Income tax expense was $41.9 million in the second quarter of 2010 compared to $37.1 million in the same period of 2009, an increase of $4.8 million, or 12.9%, due to higher pre-tax operating income.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Executive Summary of Quarterly Results

Net income was $105.4 million for the six months ended June 30, 2010 compared to $103.1 million for the same period in 2009.  Major factors on an after-tax basis that contributed to the $2.3 million, or 2.2%, increase include:

•	Higher distribution revenues due to a 1.7% increase in sales and the annual inflation rate adjustment ($9 million)
•	Higher transmission revenues ($3.5 million)
•	Lower costs to achieve amortization ($4.3 million)

These increases in earnings factors were partially offset by:

•	Higher net interest charges ($1.4 million)
•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)
•	Higher operations and maintenance expense ($3.2 million)
•	Higher depreciation and property taxes ($4.9 million)

Significant cash flow events during the six months ended June 30, 2010 include the following:

•

Cash flows from operating activities provided $145.4 million, a decrease of $101.7 million as compared to the same period in 2009.  The decrease primarily reflects the timing of payments and customer collections related to energy costs and higher income tax payments

•	Cash flows from investing activities included $136.2 million in capital projects to improve system reliability and capacity
•

Cash outflows from financing activities included retirement of $173.4 million in long-term and securitized debt and $131.6 million in common share dividends.  Significant inflows included the issuance of $300 million of 5.50% Debentures with an effective rate of 5.61%

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2010	2009	% Change

Residential	3,183,921	3,116,588	2.2
Commercial, Industrial, and Other	7,128,167	7,023,471	1.5
Total retail sales	10,312,088	10,140,059	1.7

NSTAR Electric’s energy sales in the six months ended June 30, 2010 increased 1.7% compared to 2009 primarily due to favorable weather conditions resulting from a warmer winter and warmer weather in May and June 2010 as compared to 2009.  Cooling degree-days in NSTAR Electric’s service area for the six months ended June 30, 2010 were up nearly 228% from the same period in 2009.

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

Weather conditions

Refer to and consider for this six-month period ended June 30, 2010 discussion, NSTAR Electric’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description and use of energy degree-day, as found in the “Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009 – Weather Conditions” section this MD&A.

The following comparative information relates to heating and cooling degree-days for the six-months ended June 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” six-month period using a 30-year average.  As shown in the table below, weather conditions during the six months ended June 30, 2010 measured by heating and cooling degree-days, respectively, were 15.3% lower/warmer related to heating degree-days and 227.8% higher/warmer related to cooling degree-days for 2010 as compared to 2009 favorably impact revenues from sales.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days (HDD)
Six months ended June 30, 2010	3,127
Six months ended June 30, 2009	3,693
Normal 30-Year Average	3,654
Percentage that 2010 HDD were lower than 2009	15.3%
Percentage that 2010 HDD were lower than 30-year average	14.4%

Cooling Degree-Days (CDD)
Six months ended June 30, 2010	259
Six months ended June 30, 2009	79
Normal 30-Year Average	175
Percentage that 2010 CDD were higher than 2009	227.8%
Percentage that 2010 CDD were higher than 30-year average	48%

Operating revenues

Operating revenues for the first half of 2010 decreased $120.7 million, or 9.4%, from the same period in 2009 as follows:

(in millions)	Six Months Ended June 30,		Increase (Decrease)
Operating revenues	2010	2009	Amount	Percent

Retail distribution and transmission	$535.4	$482.3	$53.1	11%
Energy, transition, and other	625.1	798.9	(173.8)	(21.8)%
Total operating revenues	$1,160.5	$1,281.2	$(120.7)	(9.4)%

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

The increase of $53.1 million, or 11%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($30.1 million)

•	Increased sales of 1.7% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($14.8 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $173.8 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $552.2 million in the first half of 2010 compared to $676.2 million in the same period of 2009, a decrease of $124 million, or 18.3%.  The decrease in expense reflects the Company’s lower Basic Service and other energy costs of $147.7 million.  These decreases were partially offset by higher transmission costs of $23.7 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $163.1 million in the first half of 2010 compared to $151.7 million in the same period of 2009, an increase of $11.4 million, or 7.5%.  The increase in expense reflects higher pension and PBOP related PAM amortization costs ($5.7 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing to the higher expense were storm-related expenses ($1.8 million), bad debts expense ($1.5 million), and timing of maintenance ($1.7 million).

Depreciation and amortization expense was $147.7 million in the first half of 2010 compared to $171.9 million in the same period of 2009, a decrease of $24.2 million, or 14.1%.  The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $39.7 million in the first half of 2010 compared to $34.7 million in the same period of 2009, an increase of $5 million, or 14.4%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the Green Communities Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $50.6 million in the first half of 2010 compared to $45.4 million in the same period of 2009, an increase of $5.2 million, or 11.5%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $52.1 million in the first half of 2010 compared to $52.1 million in the same period of 2009.  The changes in 2010 include the issuance of $300 million, 5.5% Debentures in March 2010, partially offset by scheduled principal pay downs of transition property securitization debt and the pay down of $125 million of 7.8% Debentures in May 2010.

Interest income and other, net were $17.6 million of net interest income in the first half of 2010 compared to $15.8 million of net interest income in the same period of 2009, an increase of $1.8 million, or 11.4%, due to increased interest income related to higher regulatory deferrals, higher interest income on income tax matters, and a lower average level of funds borrowed.

Other income (deductions):

Other income was approximately $2.9 million in the first half of 2010 compared to $3.7 million in the same period of 2009, a decrease of $0.8 million, or 21.6%.  The decrease relates primarily to lower cash surrender values of insurance policies.

Other deductions were approximately $0.8 million in the first half of 2010 compared to $1 million in the same period of 2009, a decrease of $0.2 million, or 20%.

Income tax expense:

Income tax expense was $69.5 million in the first half of 2010 compared to $64.5 million in the same period of 2009, an increase of $5 million, or 7.8%, primarily reflecting higher pre-tax operating income in 2010.

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

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2010:
Ratio of earnings to fixed charges	5.79
Ratio of earnings to fixed charges and preferred stock dividend requirements	5.58

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2010

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2010

	Exhibit	15	-	Letter re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: August 6, 2010	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer