Form 10-Q
period 2010-09-30
NSTAR ELECTRIC CO
filed 2010-11-10
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

The number of shares outstanding of the registrant's class of common stock was 100 shares, par value $1 per share, as of November 1, 2010.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended September 30, 2010

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 29
Item 4.	Controls and Procedures	29 - 30

Part II. Other Information:
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 5.	Other Information	31
Item 6.	Exhibits	32

Signature		33

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	U.S. Internal Revenue Service Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
HCERA	Health Care and Education Reconciliation Act of 2010
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NU	Northeast Utilities
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
PPACA	Patient Protection and Affordable Care Act of 2010
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases, and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR expected.  Actual results could differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause NSTAR Electric’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital
•	adverse economic conditions
•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, and operation and construction of facilities

•	acquisition and disposition of assets
•	changes in tax laws and policies
•	changes in and compliance with environmental and safety laws and policies
•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts and cyber-attacks
•	impact of service quality performance measures, and
•	impact of the expected timing and likelihood of completion of the proposed merger with Northeast Utilities, which could be adversely affected

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenues	$749,393	$702,409	$1,909,941	$1,983,589

Operating expenses:
Purchased power and transmission	341,730	319,125	893,894	995,298
Operations and maintenance	84,847	77,749	247,962	229,484
Depreciation and amortization	66,978	84,591	214,727	256,511
Energy efficiency and renewable energy programs	42,879	24,603	82,537	59,337
Property and other taxes	27,188	23,130	77,755	68,556
Total operating expenses	563,622	529,198	1,516,875	1,609,186

Operating income	185,771	173,211	393,066	374,403

Interest charges (income):
Long-term debt	22,637	20,937	68,106	62,247
Transition property securitization	2,781	4,792	9,395	15,595
Interest income and other, net	(6,468)	(5,489)	(24,089)	(21,262)
Total interest charges	18,950	20,240	53,412	56,580

Other income (deductions):
Other income	2,147	2,005	5,034	5,745
Other deductions	(264)	(263)	(1,083)	(1,269)
Total other income	1,883	1,742	3,951	4,476

Income before income taxes	168,704	154,713	343,605	322,299
Income taxes	66,357	60,224	135,845	124,707
Net income	$102,347	$94,489	$207,760	$197,592

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$1,072,919	$1,032,078	$1,100,086	$1,002,255
Net income	102,347	94,489	207,760	197,592
Subtotal	1,175,266	1,126,567	1,307,846	1,199,847

Deduct dividends declared:
Common stock dividends declared to Holding Company	28,300	40,300	159,900	112,600
Preferred stock dividends declared	490	490	1,470	1,470
Subtotal	28,790	40,790	161,370	114,070
Balance at the end of the period	$1,146,476	$1,085,777	$1,146,476	$1,085,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$9,180	$7,457
Restricted cash	12,400	-
Accounts receivable, net of allowance of $27,052 and $26,379, respectively	265,651	215,355
Accrued unbilled revenues	50,464	46,417
Regulatory assets	303,500	319,505
Inventory, at average cost	21,511	21,331
Refundable income taxes	128,340	128,340
Other	32,816	24,978
Total current assets	823,862	763,383

Utility plant:
Electric, at original cost	5,378,866	5,260,923
Less: accumulated depreciation	1,347,143	1,268,416
Net electric plant-in-service	4,031,723	3,992,507
Construction work in progress	104,568	59,454
Net utility plant	4,136,291	4,051,961

Other investments:
Equity and other investments	4,665	5,279
Restricted cash	3,373	6,988
Total other investments	8,038	12,267

Deferred debits:
Regulatory assets	1,722,621	1,872,754
Other deferred debits	39,883	37,289
Total deferred debits	1,762,504	1,910,043

Total assets	$6,730,695	$6,737,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2010	2009
Liabilities and Capitalization

Current liabilities:
Long-term debt	$1,100	$125,688
Transition property securitization	69,609	57,553
Notes payable	257,500	341,000
Power contract obligations	97,183	130,524
Accounts payable	185,116	163,882
Payable to affiliates, net	73,150	95,893
Income taxes	52,878	65,990
Accrued interest	25,520	14,440
Other	63,186	65,555
Total current liabilities	825,242	1,060,525

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,201,048	1,166,499
Power contract obligations	154,907	214,633
Pension liability	246,554	229,622
Regulatory liability - cost of removal	227,461	219,624
Payable to affiliates, net	65,973	73,656
Other	83,640	103,049
Total deferred credits and other liabilities	1,979,583	2,007,083

Capitalization:
Long-term debt:
Long-term debt	1,615,921	1,322,142
Transition property securitization	127,860	212,205
Total long-term debt	1,743,781	1,534,347

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,146,476	1,100,086
Total common equity	2,139,089	2,092,699

Total capitalization	3,925,870	3,670,046

Commitments and contingencies

Total liabilities and capitalization	$6,730,695	$6,737,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$207,760	$197,592
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	214,727	256,511
Debt amortization	3,601	3,619
Deferred income taxes and investment tax credits	5,180	(698)
Net changes in:
Current assets and liabilities	(49,537)	11,644
Regulatory assets	114,906	88,516
Long-term power contract obligations	(96,946)	(91,722)
Deferred debits and credits, net	(30,250)	12,324
Net cash provided by operating activities	369,441	477,786

Investing activities:
Plant expenditures (including AFUDC)	(208,054)	(235,129)
Proceeds from sale of property	-	1,795
Increase in restricted cash	(12,400)	-
Net change in other investment activities	3,962	414
Net cash used in investing activities	(216,492)	(232,920)

Financing activities:
Transition property securitization redemptions	(72,289)	(112,987)
Long-term debt issuances	300,000	100,000
(Discount) premium on issuance of long-term debt	(4,806)	4,553
Debt issuance costs	(3,022)	(875)
Long-term debt redemptions	(126,239)	(1,219)
Net change in notes payable	(83,500)	(119,083)
Dividends paid	(161,370)	(114,070)
Net cash used in financing activities	(151,226)	(243,681)

Net increase in cash and cash equivalents	1,723	1,185
Cash and cash equivalents at the beginning of the year	7,457	8,556
Cash and cash equivalents at the end of the period	$9,180	$9,741

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$64,477	$62,561
Income taxes	$150,871	$103,944
Non-cash investing activity:
Plant additions included in accounts payable	$12,160	$9,701

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

2.  Merger Agreement

On October 16, 2010, upon approval from their respective Board of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The transaction will be a merger of equals in a stock for stock transfer. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders would receive 1.312 NU common shares for each NSTAR share that they own.  Following completion of the merger, it is anticipated that NU shareholders would own approximately 56 percent and NSTAR shareholders would own approximately 44 percent of the combined company.

The merger is conditioned upon, among other things, approval by two-thirds of the outstanding shares of both companies, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and reviews by the Massachusetts Department of Public Utilities, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission and the Federal Communications Commission. The companies anticipate that the regulatory approvals can be obtained within nine to twelve months. The companies intend to seek shareholder approval of the transaction in early 2011.

3. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009, has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2009 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  All significant intercompany transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to the accompanying prior period Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

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

The results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

4.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the third quarter are based on the latest annual actuarial valuation.

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

Pension

NSTAR Electric is the sponsor of the NSTAR Pension Plan (the Plan), which is a defined benefit retirement plan that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, based on the proportion of total direct labor charged to the Company.  During the nine months ended September 30, 2010, NSTAR contributed $25 million to the Plan.  NSTAR does not anticipate contributing to the Plan during the remainder of 2010 due to its current funded status.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Service cost	$5.9	$5.3	$17.7	$16.0
Interest cost	15.4	15.4	46.3	46.3
Expected return on Plan assets	(15.7)	(14.5)	(47.1)	(43.6)
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized actuarial loss	12.7	13.4	37.9	40.0
Net periodic pension benefit cost	$18.1	$19.4	$54.2	$58.1

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the nine months ended September 30, 2010, NSTAR contributed $22.1 million to this plan.  NSTAR contributed an additional $2.5 million to the plan in October 2010 and currently anticipates contributing approximately $5.4 million to the plan during the remainder of 2010.  NSTAR Electric will fund approximately $17.7 million, $2 million, and $4.3 million of these amounts, respectively.  The actual level of funding may change.

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

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three-month and nine-month periods ended September 30, 2010 was $8.4 million and $25 million, as compared to $9 million and $27 million in the three-month and nine-month periods ended September 30, 2009.

5.   Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Interest on regulatory deferrals	$6,963	$5,780	$19,244	$17,176
Income tax items	372	459	7,070	6,656
Other interest expense	(922)	(704)	(2,435)	(2,304)
Short-term debt	(169)	(147)	(452)	(607)
AFUDC	224	101	662	341
Total interest income and other, net	$6,468	$5,489	$24,089	$21,262

6. Variable Interest Entities

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

7. Subsequent Events

Refer to the “Merger Agreement” in this Note A for details on the NSTAR and NU merger transaction.

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Condensed Consolidated Financial Statements or disclosed in the accompanying Notes to Condensed Consolidated Financial Statements.

Note B.  Derivative Instruments

     Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.  NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.9 million liability as of September 30, 2010.  The value represents the difference between the cost of this contract and projected market energy costs over the life of the contract, and NSTAR Electric has recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract.  Changes in the value of the contract have no impact on earnings.  The fair value of the renewable energy contract deemed to be a derivative is as follows:

(in thousands)	September 30, 2010	December 31, 2009
Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$3,879	$-
Total liability for derivative instruments	$3,879	$-

Note C. Income Taxes

Effective Income Tax Rate

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR (Holding Company).

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2010 and the actual effective income tax rate for the year ended December 31, 2009:

	2010	2009
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Other	1	-
Effective tax rate	40%	39%

Settlement of Uncertain Tax Positions with IRS Office of Appeals

On September 30, 2010, NSTAR Electric accepted a settlement offer from the IRS Office of Appeals (IRS Appeals) on issues related to its 2001-2007 Federal income tax returns. This development resolves all outstanding tax matters related to this period and facilitates timely receipt of the Company’s outstanding refundable income taxes of approximately $153 million.  The settlement is subject to approval by the Joint Committee on Taxation of the U.S. Congress (Joint Committee).  NSTAR Electric anticipates that the Joint Committee will make a determination on the settlement agreement during the fourth quarter of 2010.

Simplified Service Cost Method (SSCM) Issue

IRS Appeals and NSTAR Electric also resolved issues related to the use of the SSCM by NSTAR Electric.  Under SSCM, NSTAR Electric changed its method of tax accounting for certain deductible construction-related costs.  During 2005 and 2006, NSTAR Electric was required to make cash payments to the IRS totaling $128 million that represented the calculated tax benefit related to the SSCM deductions taken by NSTAR Electric for tax years 2002-2004, even though a tax benefit related to those deductions had never been received.

Resolution of Open Tax Years and Anticipated Cash Refund

Upon approval of the settlement agreement with the IRS by the Joint Committee, all outstanding tax issues for the years 2001-2007 will be resolved, including the SSCM matter and other minor issues.

As anticipated, this resolution entitles NSTAR Electric to a refund of approximately $153 million from the IRS representing the original SSCM payment plus interest and other minor items that is expected during the fourth quarter of 2010.

The 2008 Federal income tax return has been examined under the IRS Compliance Assurance Process (CAP) with no adjustments.  The 2009 Federal income tax return is being reviewed under CAP.  This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  The outcome of any potential audit adjustments and the timing are uncertain.

The following is a reconciliation of the unrecognized tax benefits that have been reflected as uncertain tax position liabilities on the accompanying Condensed Consolidated Balance Sheets included in Deferred credits and other liabilities: Other:

(in millions)	2010	2009
Balance at January 1	$14	$14
Changes for prior year tax positions	(14)	-
Balance at September 30	$-	$14

During the second quarter of 2010, as a result of progress in ongoing settlement discussions with IRS Appeals, NSTAR Electric reversed reserves for uncertain tax positions of $14 million.  As of September 30, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on Tax Positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in “Interest income and other, net” on the accompanying Condensed Consolidated Statements of Income.  Related penalties, if applicable, are reflected in “Other deductions” on the accompanying Condensed Consolidated Statements of Income.

For the nine months ended September 30, 2010 and 2009, the amount of interest income recognized on the accompanying Condensed Consolidated Statements of Income was $7.1 million and $6.7 million, respectively, and the total amount of accrued interest receivable on the accompanying Condensed Consolidated Balance Sheets was $32.3 million and $25.2 million at September 30, 2010 and December 31, 2009, respectively.  No penalties were recognized.  During the nine months ended September 30, 2010, NSTAR Electric reversed approximately $6 million of previously accrued interest expense on various items because NSTAR Electric believed it would be more-likely-than-not that the original deductions would be sustained by the Joint Committee.

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of September 30, 2010.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a)	$-	$-	$4	$4
Total	$-	$-	$4	$4

(a)  -  Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying          Condensed Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements
Nine Months Ended September 30, 2010
(in millions)	Renewable Energy Contract

Balance at December 31, 2009	$ -
Total losses included on balance sheet as a regulatory asset	(4)
Balance at September 30, 2010 (Liability)	$ (4)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of September 30, 2010 and December 31, 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,814,490	$2,041,070	$1,717,588	$1,801,910

Note E.  Long-Term Debt Issuance and Retirement

On March 15, 2010, NSTAR Electric’s subsidiary, BEC Funding LLC, retired its final series of outstanding Transition Property Securitization Certificates.  On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040.  The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes.  On May 17, 2010, NSTAR Electric retired its $125 million, 7.8% Debentures as scheduled.

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

NSTAR Electric’s service quality performance levels for 2009 were not in a penalty situation and the final performance report was filed with the DPU on March 1, 2010 and is currently under review.

2.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2010 and December 31, 2009, NSTAR Electric had liabilities of approximately $0.9 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

3.  DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below.  NSTAR Electric incurred and billed incremental costs of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively.  During 2010, approximately $12 million has been incurred through September 30.  These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program.  The expected recovery amount does not vary materially from the revenue previously recognized.  On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program costs for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to this pending filing.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.  On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC).  On October 13, 2010, the SJC issued a motion for stay of execution of the distribution rate reduction requirement pending the appeal process.  NSTAR Electric is awaiting the DPU’s certification of the record prior to the appeal being heard at the SJC.  As of September 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax.  NSTAR Electric cannot predict the timing of this appeals process.

5.  Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for Connecticut Yankee Atomic Power Company (CY), Yankee Atomic Electric Company (YA), and Maine Yankee Atomic Power Company (MY), respectively.  This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively.  The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit which, in a decision filed on September 7, 2010, affirmed in part and reversed in part the awards of the earlier Phase I judgments.  The Court determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively.  NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively.  The parties have thirty days to file motions for reconsideration and sixty days to file any appeals.  On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages).  This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively.  Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

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

Merger Agreement

On October 16, 2010, upon approval from their respective Board of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The transaction will be a merger of equals in a stock for stock transfer. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders would receive 1.312 NU common shares for each NSTAR share that they own.  Following completion of the merger, it is anticipated that NU shareholders would own approximately 56 percent and NSTAR shareholders would own approximately 44 percent of the combined company.

The merger is conditioned upon, among other things, approval by two-thirds of the outstanding shares of both companies, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and reviews by the Massachusetts Department of Public Utilities, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission and the Federal Communications Commission. The companies anticipate that the regulatory approvals can be obtained within nine to twelve months. The companies intend to seek shareholder approval of the transaction in early 2011.

Additional information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in a registration statement on Form S-4, which NSTAR and NU will file with the SEC in connection with the merger.

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

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC, BEC Funding II LLC and CEC Funding LLC, all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

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

Net income for the three-month and nine-month periods ended September 30, 2010 was $102.3 million and $207.8 million, respectively, as compared to $94.5 million and $197.6 million, respectively, for the same periods in 2009, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2009 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  Due to lower inflation factors, the adjustment will be a negative 0.19% effective January 1, 2011. Corresponding increased adjustments were 1.32%, 1.74%, 2.68%, and 2.64% effective January 1, 2010, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

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

c.  Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below.  NSTAR Electric incurred and billed incremental costs of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively.  During 2010, approximately $12 million has been incurred through September 30.  These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program.  The expected recovery amount does not vary materially from the revenue previously recognized.  On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program costs for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to this pending filing.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.  On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC).  On October 13, 2010, the SJC issued a motion for stay of execution of the distribution rate reduction requirement pending the appeal process.  NSTAR Electric is awaiting the DPU’s certification of the record prior to the appeal being heard at the SJC.  As of September 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax.  NSTAR Electric cannot predict the timing of this appeals process.

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

Other

a. Energy Efficiency Plans

NSTAR Electric is required to administer an energy efficiency program.  The Massachusetts Green Communities Act (GCA) required electric distribution companies to develop three-year energy efficiency plans.  The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the previous programs, the new three-year plan includes financial incentives based on energy efficiency program performance and spending. In addition, the DPU has stated that it will permit distribution companies like NSTAR Electric that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending, including incentives.  This 2010 plan was approved by the DPU on January 28, 2010.

b.  Proposed Transmission Investments

NSTAR Electric will construct a new twenty-two mile 345kV transmission line that will cross the Cape Cod Canal.  The ISO-NE has included this project in its regional system plan.  This project involves the expansion and upgrade of existing transmission infrastructure.  NSTAR Electric is pursuing the license approval of this project, as well as preparing cost allocation and reliability applications with ISO-NE.  This project is anticipated to cost approximately $120 million and be in-service in 2012.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month and nine-month periods ended September 30, 2010 and 2009 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Executive Summary of Quarterly Results

Net income was $102.3 million for the three months ended September 30, 2010 compared to $94.5 million for the same period in 2009.  Major factors on an after-tax basis that contributed to the $7.8 million, or 8.3%, increase include:

•	Higher distribution revenues due to a 7.8% increase in sales and the annual inflation rate adjustment ($12.5 million)
•	Higher incentive revenues related to energy efficiency programs ($0.8 million)
•	Lower costs to achieve amortization ($1.4 million)

These increases in earnings factors were partially offset by:

•	Higher operations and maintenance expense ($2.4 million)
•	Higher depreciation and property taxes ($3.3 million)
•	Higher net interest charges ($0.4 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $224 million, a decrease of $7 million as compared to the same period in 2009.  The decrease primarily reflects the higher level of income tax payments partially offset by the timing of payments and customer collections related to energy costs

•	Cash outflows for investing activities included approximately $72 million in capital spending on projects to improve system reliability and capacity
•	Cash outflows from financing activities included $29 million in common share dividends and retirement of approximately $25 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2010	2009	% Change

Residential	2,032,255	1,760,094	15.5
Commercial, Industrial, and Other	4,151,997	3,978,336	4.4
Total retail sales	6,184,252	5,738,430	7.8

NSTAR Electric’s energy sales in the three months ended September 30, 2010 increased 7.8% compared to the same period in 2009 primarily due to warmer weather in the current quarter as compared to the same period in 2009.  Cooling degree-days in NSTAR Electric’s service area for the three months ended September 30, 2010 were up 58.2% from the same period in 2009.

Primarily weather, but also to a lesser extent fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR Electric’s residential and small commercial customers.  Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR Electric’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations.  Refer to the “Operating Revenues” section below for more detailed discussions.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating and cooling degree-days for the three-month periods ended September 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” third quarter as presented by a 30-year average.  NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1980-2009), as collected at the Worcester, Massachusetts airport and Boston’s Logan airport for heating and cooling degree-day data, respectively.  As shown in the table below, weather conditions during the three-month period ended September 30, 2010 measured by heating and cooling degree-days, respectively, were 67.6% lower/warmer related to heating degree-days and 58.2% higher/warmer related to cooling degree-days for 2010 as compared to 2009, favorably impacting revenues.  Refer to the “Operating Revenues” section below for more detailed discussions.

Cooling Degree-Days (CDD)
Three months ended September 30, 2010	810
Three months ended September 30, 2009	512
Normal 30-Year Average	593
Percentage that 2010 CDD were higher than 2009	58.2%
Percentage that 2010 CDD were higher than 30-year average	36.6%

Heating Degree-Day (HDD)
Three months ended September 30, 2010	34
Three months ended September 30, 2009	105
Normal 30-Year Average	96
Percentage that 2010 HDD were lower than 2009	67.6%
Percentage that 2010 HDD were lower than 30-year average	64.6%

Operating revenues

Operating revenues for the third quarter of 2010 increased $47 million, or 6.7%, from the same period in 2009 as follows:

(in millions)	Three Months Ended September 30,		Increase (Decrease)
Operating revenues	2010	2009	Amount	Percent

Retail distribution and transmission	$382.2	$331.7	$50.5	15.2%
Energy, transition, and other	367.2	370.7	(3.5)	(0.9)%
Total operating revenues	$749.4	$702.4	$47.0	6.7%

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

The increase of $50.5 million, or 15.2%, in retail distribution and transmission revenues primarily reflects:

•	Higher distribution revenues attributable to a 7.8% increase in sales, in addition to an increase resulting from the annual inflation rate adjustment ($20.6 million)
•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($25.8 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $3.5 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $341.7 million in the third quarter of 2010 compared to $319.1 million in the same period of 2009, an increase of $22.6 million, or 7.1%.  The increase in expense reflects higher Basic Service and other energy costs of $5.9 million due primarily to higher sales and higher transmission costs of $16.7 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $84.8 million in the third quarter of 2010 compared to $77.7 million in the same period of 2009, an increase of $7.1 million, or 9.1%.  The increase in expense reflects higher pension and PBOP related PAM amortization costs ($2.9 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing is higher storm-related expenses ($1.3 million) and higher bad debt expense ($0.5 million).

Depreciation and amortization expense was $67 million in the third quarter of 2010 compared to $84.6 million in the same period of 2009, a decrease of $17.6 million, or 20.8%.  The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the collection of securitized costs from customers, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $42.9 million in the third quarter of 2010 compared to $24.6 million in the same period of 2009, an increase of $18.3 million, or 74.4%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric anticipates a further increase in Energy Efficiency spending during the remainder of 2010 and in future years driven by requirements of the Green Communities Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $27.2 million in the third quarter of 2010 compared to $23.1 million in the same period of 2009, an increase of $4.1 million, or 17.7%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $25.4 million in the third quarter of 2010 compared to $25.7 million in the same period of 2009, a decrease of $0.3 million, or 1.2%.  The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of $125 million, 7.8% Debentures in May 2010.  These reductions in interest expense were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $6.5 million of net interest income in the third quarter of 2010 compared to $5.5 million of net interest income in the same period of 2009, an increase of $1 million, or 18.2%, due primarily to increased interest income related to higher regulatory deferrals.

Other income (deductions):

Other income was approximately $2.1 million in the third quarter of 2010 compared to $2 million in the same period of 2009, an increase of $0.1 million.

Other deductions were $0.3 million in the third quarters of 2010 and 2009.

Income tax expense:

Income tax expense was $66.4 million in the third quarter of 2010 compared to $60.2 million in the same period of 2009, an increase of $6.2 million, or 10.3%, primarily reflecting higher pre-tax operating income in 2010.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Executive Summary of Quarterly Results

Net income was $207.8 million for the nine months ended September 30, 2010 compared to $197.6 million for the same period in 2009.  Major factors on an after-tax basis that contributed to the $10.2 million, or 5.2%, increase include:

•	Higher distribution revenues due to a 3.9% increase in sales and the annual inflation rate adjustment ($21.5 million)
•	Higher transmission revenues ($2.8 million)
•	Higher incentive revenues related to energy efficiency programs ($1.4 million)
•	Lower costs to achieve amortization ($5.7 million)

These increases in earnings factors were partially offset by:

•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)
•	Higher operations and maintenance expense ($5.7 million)
•	Higher depreciation and property taxes ($8.3 million)
•	Higher net interest charges ($1.8 million)

Significant cash flow events during the nine months ended September 30, 2010 include the following:

•

Cash flows from operating activities provided $369 million, a decrease of $108 million as compared to the same period in 2009.  The decrease primarily reflects the timing of payments, customer collections related to energy costs, higher income tax payments, and lower revenues related to lower securitization-related debt redemptions

•	Cash outflows from investing activities included $208 million in capital spending on projects to improve system reliability and capacity
•

Cash outflows from financing activities included retirement of $199 million in long-term and securitized debt and $161 million in common share dividends.  Significant inflows included the issuance of $300 million of 5.50% Debentures with an effective rate of 5.61%

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2010	2009	% Change

Residential	5,216,176	4,876,682	7.0
Commercial, Industrial, and Other	11,280,164	11,001,807	2.5
Total retail sales	16,496,340	15,878,489	3.9

NSTAR Electric’s energy sales in the nine months ended September 30, 2010 increased 3.9% compared to 2009 primarily due to favorable weather conditions resulting from warmer overall weather in 2010 as compared to 2009.  As a result, cooling degree-days in NSTAR Electric’s service area for the nine months ended September 30, 2010 increased nearly 81% from the same period in 2009.

Primarily weather, but also to a lesser extent fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR Electric’s residential and small commercial customers.  Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR Electric’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations.  Refer to the “Operating Revenues” section below for more detailed discussions.

Weather conditions

Refer to and consider for this nine-month period ended September 30, 2010 discussion, NSTAR Electric’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description and use of energy degree-day, as found in the “Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the nine-months ended September 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” nine-month period using a 30-year average.  As shown in the table below, weather conditions during the nine months ended September 30, 2010 measured by heating and cooling degree-days, respectively, were 16.8% lower/warmer related to heating degree-days and 80.9% higher/warmer related to cooling degree-days for 2010 as compared to 2009, favorably impacting revenues.  Refer to the “Operating Revenues” section below for more detailed discussions.

Heating Degree-Days (HDD)
Nine months ended September 30, 2010	3,161
Nine months ended September 30, 2009	3,798
Normal 30-Year Average	3,750
Percentage that 2010 HDD were lower than 2009	16.8%
Percentage that 2010 HDD were lower than 30-year average	15.7%
Cooling Degree-Days (CDD)
Nine months ended September 30, 2010	1,069
Nine months ended September 30, 2009	591
Normal 30-Year Average	768
Percentage that 2010 CDD were higher than 2009	80.9%
Percentage that 2010 CDD were higher than 30-year average	39.2%

Operating revenues

Operating revenues for the nine months ended September 30, 2010 decreased $73.7 million, or 3.7%, from the same period in 2009 as follows:

(in millions)	Nine Months Ended September 30,		Increase (Decrease)
Operating revenues	2010	2009	Amount	Percent

Retail distribution and transmission	$917.6	$814.0	$103.6	12.7%
Energy, transition, and other	992.3	1,169.6	(177.3)	(15.2)%
Total operating revenues	$1,909.9	$1,983.6	$(73.7)	(3.7)%

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

The increase of $103.6 million, or 12.7%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($55.9 million)

•	Increased sales of 3.9% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($35.5 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $177.3 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $893.9 million in the nine months ended September 30, 2010 compared to $995.3 million in the same period of 2009, a decrease of $101.4 million, or 10.2%.  The decrease in expense reflects lower Basic Service and other energy costs of $141.8 million.  These decreases were partially offset by higher transmission costs of $40.4 million due to an increase in regional network support costs and increased sales.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $248 million in the nine months ended September 30, 2010 compared to $229.5 million in the same period of 2009, an increase of $18.5 million, or 8.1%.  The increase in expense reflects higher pension and PBOP related PAM amortization costs ($8.5 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing to the higher expense were storm-related expenses ($3.1 million), higher bad debt expense ($2.1 million), and higher maintenance expense ($4.3 million).

Depreciation and amortization expense was $214.7 million in the nine months ended September 30, 2010 compared to $256.5 million in the same period of 2009, a decrease of $41.8 million, or 16.3%.  The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $82.5 million in the nine months ended September 30, 2010 compared to $59.3 million in the same period of 2009, an increase of $23.2 million, or 39.1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric anticipates a further increase in Energy Efficiency spending during the remainder of 2010 and in future years driven by requirements of the GCA.  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $77.8 million in the nine months ended September 30, 2010 compared to $68.6 million in the same period of 2009, an increase of $9.2 million, or 13.4%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $77.5 million in the nine months ended September 30, 2010 compared to $77.8 million in the same period of 2009, a decrease of $0.3 million.  The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of $125 million of 7.8% Debentures in May 2010.  These reductions were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $24.1 million of net interest income in the nine months ended September 30, 2010 compared to $21.3 million of net interest income in the same period of 2009, an increase of $2.8 million, or 13.1%, due to increased interest income related to higher regulatory deferrals, higher interest income on income tax matters, and a lower average level borrowed of funds.

Other income (deductions):

Other income was approximately $5 million in the nine months ended September 30, 2010 compared to $5.7 million in the same period of 2009, a decrease of $0.7 million, or 12.3%.  The decrease relates primarily to lower cash surrender values of insurance policies.

Other deductions were approximately $1.1 million in the nine months ended September 30, 2010 compared to $1.3 million in the same period of 2009, a decrease of $0.2 million, or 15.4%.

Income tax expense:

Income tax expense was $135.8 million in the nine months ended September 30, 2010 compared to $124.7 million in the same period of 2009, an increase of $11.1 million, or 8.9%, primarily reflecting a higher pre-tax operating income in 2010.

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

Item 1A. Risk Factors

The risk factors described below are related to NSTAR’s pending merger with NU.  Shareholders or prospective investors should carefully consider these risk factors, and read them in conjunction with the risk factors disclosed in Part I - Item 1A, “Risk Factors” of NSTAR Electric’s 2009 Annual Report on Form 10-K.

NSTAR will be subject to various uncertainties and contractual restrictions while the merger with NU is pending that could adversely affect NSTAR’s financial results.

On October 16, 2010, NSTAR executed a Merger Agreement with NU.  Before the merger may be completed, the parties must satisfy all conditions set forth in the Merger Agreement, including obtaining shareholder approval in connection with the proposed transaction and receipt of various regulatory approvals.

Uncertainty about the effect of the merger with employees, suppliers, customers and others may have an adverse effect on NSTAR.  These uncertainties may impair NSTAR’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause suppliers and others that deal with NSTAR to seek to change existing business relationships.

In addition, the Merger Agreement restricts NSTAR, without NU’s consent, from taking specified actions.  These restrictions may prevent NSTAR from pursuing attractive business opportunities and making other changes to NSTAR’s business prior to completion of the merger or termination of the Merger Agreement.

NSTAR may be unable to obtain the approvals required to complete the merger or such approvals may contain material restrictions or conditions.

The merger is subject to the approval of various government agencies, including the DPU, FERC, and the U.S. Department of Justice.  Such approvals may impose conditions on the completion, or require changes to the terms of the merger, including restrictions on the business, operations or financial performance of the combined company.   These conditions or changes could also delay or increase the cost of the merger or limit the revenues of the combined company.

If completed, the merger with Northeast Utilities may not achieve its intended results.

NSTAR entered into the Merger Agreement with the expectation that the merger would result in various benefits.  Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether NSTAR’s businesses can be integrated in an efficient and effective manner.  Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues generated by the combined company.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2010:
Ratio of earnings to fixed charges	6.07
Ratio of earnings to fixed charges and preferred stock dividend requirements	5.83

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2010

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2010

	Exhibit	15	-	Letter re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: November 10, 2010	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer