Form 10-K
period 2010-12-31
NSTAR ELECTRIC CO
filed 2011-02-14
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2011
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
None

NSTAR Electric Company

Index to Annual Report on Form 10-K

Year Ended December 31, 2010

Signatures	76

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company (the Company)
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
CDPUC	Connecticut Department of Public Utility Control
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
Moody’s	Moody’s Investors Service
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EERF	Energy Efficiency Reconciling Factor
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
GWSA	Massachusetts Global Warming Solutions Act
HCERA	Health Care and Education Reconciliation Act
HQ	Hydro-Quebec
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)

Glossary of Terms (continued)

MY	Maine Yankee Atomic Power Company
NAV	Net Asset Value
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NU	Northeast Utilities
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
PPA	Pension Protection Act
PPACA	Patient Protection and Affordable Care Act
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
TSA	Transmission Service Agreement
WRERA	Worker, Retiree and Employee Recovery Act
YA	Yankee Atomic Electric Company

N/A	Not Applicable

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

•	acquisition and disposition of assets
•	changes in tax laws and policies
•	changes in, and compliance with, environmental and safety laws and policies
•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms and other natural events and disasters
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts and cyber-attacks
•	impact of service quality performance measures, and
•	impact of the expected timing and likelihood of completion of the proposed merger with Northeast Utilities, either or both of which could be adversely affected

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Item 1A, "Risk Factors," Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the accompanying Part II, Item 8, Notes to Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

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

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric consolidates its three wholly-owned special-purpose subsidiaries, BEC Funding LLC, BEC Funding II LLC  and CEC Funding LLC, all established to facilitate the sale of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  NSTAR Electric has no variable interest entities.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy distribution, transmission and energy efficiency services to its customers.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on the purchased power and transmission expense, but will not affect the Company's net income as the Company recognizes a corresponding change in revenues.

     Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement).  The transaction will be a merger of equals in a stock-for-stock transfer.  Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU.  The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.  The Merger Agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR).  At the time of this filing, the other six designees of each of NU and NSTAR had not been determined.  In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR.  The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees

shall be designated by NSTAR.  Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees.  In addition, NU will designate the lead Trustee.  Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months, at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own.  Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company.  NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission.  Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger; however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger.  With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard.  Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

Litigation Filed Against NSTAR and Northeast Utilities Related to their Merger

Following NSTAR and NU’s announcement of the planned merger transaction on October 18, 2010, several class action lawsuits were filed against NSTAR, members of NSTAR’s Board of Trustees, and NU in the Superior Court of Suffolk County, Massachusetts, and in the United States District Court in the District of Massachusetts.  Thomas B. Breene v. NSTAR, et al.; Max Glickman v. NSTAR, et al.; Ted Silver v. Thomas May, et al.; William Fitzpatrick v. NSTAR, et al.; Elaine Ferkauf v. NSTAR, et al.; Linda Alten-Mangels v. NSTAR, et al.; Daniel Himmel v. NSTAR, et al.; Michael Orlando v. NSTAR, et al.; and George Keuriam v. NSTAR, et al.  The lawsuits purport to represent a class of NSTAR shareholders opposed to the terms of the Merger Agreement.  The lawsuits make virtually identical allegations that the consideration to be received by NSTAR’s shareholders in the merger is inadequate and that the members of NSTAR’s Board of Trustees breached their fiduciary duties, by among other things, approving the merger.  Each lawsuit seeks injunctive relief declaring that the Merger Agreement was in breach of NSTAR trustees’ fiduciary duties, enjoining NSTAR and NU from proceeding with the merger, directing NSTAR’s Board of Trustees to exercise its fiduciary duties in the best interest of NSTAR’s shareholders and rescinding the Merger Agreement.  NSTAR continues to believe that these lawsuits are without merit and intends to continue its defense of the lawsuits vigorously.

The several state class action lawsuits were consolidated into a single action on November 8, 2010, and on December 10, 2010, following the filing by NSTAR and NU of a joint registration statement/proxy statement, the Plaintiffs filed a consolidated Amended Complaint.  The Amended Complaint added a claim of “insufficient disclosure” to the initial allegations of the lawsuits filed in October 2010.  On January 6, 2011, NSTAR Filed a Motion to Dismiss the Amended Complaint, stating that the lawsuit fails to state a claim upon which relief can be granted and that there has been no breach of fiduciary duty nor failure to adequately disclose the merger transaction.  The Plaintiffs responded to the Motion to Dismiss by filing a

Motion for Expedited Proceedings, asking the Court to allow limited discovery to take place.  Hearings are expected to take place on the various Motions in the month of February 2011.  The Plaintiffs have taken no action on the lawsuit filed in federal court

 (b)  Financial Information about Industry Segments

NSTAR Electric operates as a regulated electric public utility; therefore, industry segment information is not applicable.

 (c)  Narrative Description of Business

Principal Products and Services

NSTAR Electric provides distribution and transmission service at retail to an area of 1,702 square miles. The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, Plymouth, and the geographic area comprising Cape Cod and Martha’s Vineyard.  The population of this area is approximately 2.5 million.

NSTAR Electric’s operating revenues and sales percentages by customer class for the years 2010, 2009, and 2008 consisted of the following:

	Revenues ($)			Retail Electric Sales (mWh)
Retail:	2010	2009	2008	2010	2009	2008
Commercial and industrial	52%	52%	54%	68%	68%	69%
Residential	47%	47%	45%	31%	31%	30%
Other	1%	1%	1%	1%	1%	1%

Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, a net-metering reconciliation surcharge to collect the lost revenues and credits associated with net-metering facilities installed by customers, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency expenditures in addition to those charges recovered in the energy conservation charge;

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

•

a transition charge represents the collection of costs to be collected through September 2016 primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs;

•

a transmission charge represents the collection of annual costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market;

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

Massachusetts Regulatory Environment

The Secretary of Energy and Environmental Affairs oversees the Commonwealth Utilities Commission, consisting of three commissioners.  The Commonwealth Utilities Commission leads the DPU, an agency that has jurisdiction over electric, natural gas, water, and transportation matters.  Massachusetts has joined the Regional Greenhouse Gas Initiative, a ten-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.

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

Rate Decoupling

In 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric services.  This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

Sources and Availability of Electric Power Supply

For Basic Service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations.  NSTAR Electric enters into short-term power purchase agreements to meet its Basic Service supply obligation, ranging in term from three to twelve-months.  NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

In accordance with the requirements of the GCA, in September 2010 NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy supplies for approximately 3% of total annual load for between 10 and 15 year periods as required by the GCA.  All contracts must be approved by the DPU.

Market and Transmission Regulation

NSTAR Electric and its wholly-owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for distribution of electricity, and financing and investing activities.  In addition, the FERC has jurisdiction over various phases of NSTAR Electric’s utility business, facilities used for the transmission or sale of energy, certain issuances of short-term debt, and regulation of accounting.  These companies are also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

NSTAR Electric and most other New England electric utilities, generation owners, and marketers are parties to a series of agreements that provide for coordinated planning and operation of the region’s generation and transmission facilities and the rules by which they participate in the wholesale markets and acquire transmission services.  Under these arrangements, ISO-New England, a non-profit corporation whose board of directors and staff are independent from all market participants, serves as the Regional Transmission Operator (RTO) of the New England Transmission System.  ISO-New England works to ensure the reliability of the system, administers the independent system operator tariff subject to FERC approval, intervenes in pertinent regulatory proceedings, oversees the efficient and competitive functioning of the regional wholesale power market and determines which costs of NSTAR Electric’s major transmission facilities are regionalized throughout New England.  NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-New England.  Refer to the “FERC Transmission ROE” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

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

NSTAR Electric’s lower Southeastern Massachusetts (SEMA) Projects are examples in which transmission improvements have contributed to the reduction of energy supply costs; further improvements in lower SEMA will significantly reduce the need to commit generation for second-contingency protection.  The lower SEMA Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal.  NSTAR Electric anticipates completing the project in late 2012 at an approximate cost of $110 million.

Plant Expenditures and Financings

The most recent estimates of NSTAR Electric plant expenditures and long-term debt maturities for 2011 and the years 2012-2015 are as follows:

(in millions)	2011	2012-2015
Plant expenditures	$420	$1,320
Long-term debt	$ 49	$ 849

In the five-year period 2011 through 2015, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR Electric’s service territory.  Of the $420 million planned expenditures for 2011, approximately $135 million is for transmission system improvements.

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

Franchises

Through its charters, which are unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity within its service territory, and has powers incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state.  In some cases the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric delivery service to retail customers within NSTAR Electric’s territory without the written consent of NSTAR Electric.  This consent must be filed with the DPU and the municipality so affected.

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

Competitive Conditions

As a rate regulated distribution and transmission utility company, NSTAR Electric is not subject to a significantly competitive business environment.  NSTAR Electric has the exclusive right and privilege to engage in the business of delivering energy services within its granted territory.  Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric.

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

Number of Employees and Employee Relations

NSTAR Electric does not have any direct employees.  All labor services are provided by employees of NSTAR Electric & Gas.  Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric & Gas.  As of December 31, 2010, NSTAR Electric & Gas had approximately 3,000 employees, including approximately 2,100 whom are represented by two labor unions covered by separate collective bargaining contracts.  Approximately 1,850 of these employees provide services to NSTAR Electric and are members of Local 369 of the Utility Workers of America (AFL-CIO) with whom NSTAR Electric & Gas’ contract expires on June 1, 2012.

(d)  Financial Information about Geographic Areas

NSTAR Electric is engaged in the energy delivery business in Massachusetts.  NSTAR Electric does not have any foreign operations or export sales.

(e)  Available Information

NSTAR Electric files its Forms 10-K, 10-Q, 8-K reports, and other information with the SEC. You may access materials free of charge on the SEC’s website at www.sec.gov or on NSTAR’s website at www.nstar.com:  Select “Investor Relations,” “Financial Information,” then select “SEC filings” from the drop-down list.  Copies of NSTAR Electric’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

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

Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric's service territory without the written consent of NSTAR Electric. One exception is municipalization, whereby a city or town establishes its own municipal-owned utility.  Although not a trend, NSTAR Electric could be exposed to municipalization risk, whereby a municipality could acquire the electric delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR Electric's revenues.  Any such action would require numerous legal and regulatory consents and approvals.  Municipalization would require that NSTAR Electric be compensated for its assets assumed.  In addition, there is also the risk that technological developments could lead to more wide-spread use of distributed generation among NSTAR Electric's customer base reducing such customers’ use of NSTAR Electric’s utility system.

Changes in environmental laws and regulations affecting NSTAR Electric’s business could increase the Company’s costs or curtail its activities.

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

NSTAR Electric’s business, which involves the transmission and distribution of electricity that is used as an energy source by customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR Electric's insurance coverage, and equipment failures that could result in performance below assumed levels.  For example, operational performance below established target benchmark levels could cause NSTAR Electric to incur penalties imposed by the DPU, up to a maximum of two and one-half percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in the Company’s credit ratings could have an adverse impact on NSTAR Electric’s access to capital markets at favorable rates, or at all, and could otherwise increase NSTAR Electric’s costs of doing business.

NSTAR Electric frequently accesses the capital markets to finance its working capital requirements, capital expenditures, and to meet its long-term debt maturity obligations.  Increased interest rates, or adverse changes in the Company’s credit ratings or further deterioration in the availability of credit, would increase NSTAR Electric’s cost of borrowing and other costs that could have an adverse impact on the Company’s results of operations and cash flows.  In addition, an adverse change in the Company’s credit ratings could increase borrowing costs and/or trigger requirements that the Company obtain additional security for performance, such as a letter of credit, related to its energy procurement agreements.  Refer to the accompanying Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a further discussion.

NSTAR Electric’s business is sensitive to variations in weather and has seasonal variations.  In addition, severe natural events and disasters could adversely affect the Company.

Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on electric sales for any given period.  In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to NSTAR Electric’s facilities that may require additional costs to repair and have a material adverse impact on the Company's results of operations, cash flows or financial position.  To the extent possible, NSTAR Electric would seek recovery of these costs through the regulatory process.

An economic downturn, increased costs of energy supply, and customers’ conservation efforts could adversely affect energy consumption and could adversely affect the Company’s results of operations.

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

NSTAR Electric’s operations may be impacted if generation supply or its transmission availability is limited or unreliable.

NSTAR Electric’s business is reliant on transmission facilities that the Company does not own or control.  The Company’s ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator and electric generators that supply customers' energy requirements.  Should NSTAR Electric’s ability to receive electric supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact the Company’s ability to serve its customers.  It could also force NSTAR Electric to secure alternative supply at significantly higher costs.

Financial market performance and other changes may decrease the Company’s pension plan assets and could require additional funding beyond historic levels.

A sustained decline in the global financial markets could have a material adverse effect on the value of NSTAR Electric’s pension plan assets.  Such a situation may increase the Company’s benefit plan funding requirements.

NSTAR Electric will be subject to various uncertainties and contractual restrictions while the merger with NU is pending that could adversely affect the Company’s financial results.

As discussed above in Item 1 “Business,” NSTAR is party to a Merger Agreement with NU.  Before the merger may be completed, the parties must satisfy all conditions set forth in the Merger Agreement, including obtaining shareholder approval in connection with the proposed transaction and receipt of various regulatory approvals.

It is possible that uncertainty about the effect of the merger on employees, suppliers, customers and others may have an adverse effect on NSTAR Electric.  These uncertainties may impair NSTAR Electric’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause suppliers and others that deal with NSTAR Electric to seek to change existing business relationships.

The pursuit of the merger and the preparation for the integration of the companies may place a significant burden on NSTAR Electric’s management and internal resources.  Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger integration process could adversely affect the Company’s financial results.

In addition, the Merger Agreement restricts NSTAR, without NU’s consent, from making certain acquisitions and dispositions and taking other specified actions.  Under certain conditions these restrictions may prevent NSTAR from pursuing certain acquisitions or dispositions and making other changes to NSTAR’s business prior to completion of the merger or termination of the Merger Agreement.

NSTAR may be unable to obtain the approvals required to complete the merger in the anticipated time frame, or at all, or such approvals may contain material restrictions or conditions.

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

Pending litigation against NSTAR and NU could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages if the merger is completed.

In connection with the merger, purported shareholders of NSTAR have filed class action lawsuits against NSTAR, NU and other defendants.  Among other remedies, the plaintiffs seek to enjoin the merger.  The outcome of any such litigation is uncertain.  If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to NSTAR, including any costs associated with NU and the trustees and officers of either company in connection with the merger.  The defense or settlement of any lawsuit or claim may adversely affect NSTAR’s or the combined company’s business, financial condition, results of operations and cash flows.  See Item 1. “Business” for a full description of the litigation relating to the merger.

Failure to complete the merger with NU could negatively impact NSTAR’s future business and financial results.

Satisfying the conditions of the Merger Agreement and completing the merger may take longer than expected and could cost more than NSTAR expects.  NSTAR must pay its own incurred costs related to the merger, including legal, accounting and other professional fees.  NSTAR cannot make any assurances that it will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger.  If the merger with NU is not completed, the Company’s financial results, share price and credit ratings may be adversely affected.

The Merger Agreement contains certain termination rights for both NSTAR and NU, including the right to terminate the Merger Agreement if the merger is not consummated on or before October 16, 2011 (subject to a six month extension if regulatory approvals are pending) and if the approval of the shareholders of either NSTAR or NU is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, NSTAR or NU may be required to pay to the other a termination fee of $135 million and reimburse the other party for expenses up to $35 million.

If completed, the merger with NU may not achieve its intended results.

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

At December 31, 2010, NSTAR Electric's primary and secondary transmission and distribution system consisted of approximately 22,735 circuit miles of overhead lines, approximately 13,286 circuit miles of underground lines, 257 substation facilities and approximately 1,178,000 active customer meters.

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

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric's three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC, all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  NSTAR Electric has no variable interest entities.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission, and energy efficiency services to customers.  NSTAR Electric's earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.  As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on purchased power and transmission expenses, but will not affect the Company's net income as the Company recognizes a corresponding change in revenues.

Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement).  The transaction will be a merger of equals in a stock-for-stock transfer.  Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU.  The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.  The merger agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR).  At the time of this filing, the other six designees of each of NU and NSTAR have not been determined.  In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR.  The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees shall be designated by NSTAR.  Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees.  In addition, NU will designate the lead Trustee.  Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own.  Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company.  NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission.  Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger; however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger.  With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard.  Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

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

a.   Revenue Recognition

Revenues are based on rates approved by the DPU and the FERC.  Revenues related to the sale, transmission, and distribution of energy delivery service are generally recorded when service is rendered or energy is delivered to customers.  However, the determination of the sales to individual customers is based on systematic meter readings throughout a month.  Meters that are not read during a given month are estimated and trued-up to actual use in a future period.  At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded.  Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 were $43 million and $46 million, respectively.

The level of revenues is subject to seasonal weather conditions.  Electric sales volumes are typically higher in the winter and summer than in the spring or fall.  As a result, NSTAR Electric records a higher level of revenue during the summer and winter.

b.   Regulatory Accounting

NSTAR Electric follows accounting policies prescribed by GAAP, the FERC and the DPU.  In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC.  As a rate-regulated company, NSTAR Electric is subject to the application of an accounting standard for rate-regulated entities, Accounting Standards Codification (ASC) 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries.  NSTAR Electric's distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.  This ratemaking process results in the recording of regulatory assets or a regulatory liability (including cost of removal) based on the probability of current and future cash flows.  Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers.  Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future.  NSTAR Electric continuously reviews these regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines.  NSTAR Electric expects to fully recover these regulatory assets in its rates.  If future recovery of any deferred costs ceases to be probable, NSTAR Electric would be required to charge such deferred amounts to earnings.  Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

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

NSTAR Electric’s Pension Plan assets are impacted by fluctuations in the overall global markets.  Fluctuations in the fair value of the Pension Plan assets impact the funded status, accounting costs, and cash funding requirements of this Plan.  The earnings impact of increased Pension costs is substantially mitigated by NSTAR Electric’s DPU-approved pension rate adjustment mechanism.  Under the PAM, NSTAR Electric recovers its pension expense through a reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan experience.

There were no significant changes to NSTAR Electric’s pension benefits in 2010, 2009, and 2008.  As further described in Note F, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements, NSTAR Electric's discount rate for the Pension Plan obligation was 5.30% and 5.85% at December 31, 2010 and 2009, respectively.  These discount rates align with market conditions and the anticipated cash flow characteristics of NSTAR Electric’s pension obligation.  The expected long-term rate of return on pension plan assets for 2010 was 8.0% compared to 9.0% in 2009 and 2008.  Changes in these assumptions have an impact on reported pension costs and obligations.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)		Impact on
		Projected Benefit
	Change	Obligation	Impact on 2010 Cost
Actuarial Assumption	in Assumption	Increase/(Decrease)	Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(64,277)	$(6,295)
Decrease in discount rate	50 basis points	$63,615	$5,636
Increase in expected long-term
rate of return on plan assets	50 basis points	N/A	$(4,188)
Decrease in expected long-term
rate of return on plan assets	50 basis points	N/A	$4,188

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan obligations.  In determining the expected long-term rate of return on plan assets, NSTAR Electric considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period.  The expected long-term rate of return on Plan assets could vary from actual year-to-year returns.  The actual allocation for investments may vary from the target allocation at any particular time.  During 2010, NSTAR Electric contributed $25 million to the Pension Plan.  In 2011, NSTAR Electric expects to contribute $75 million to the Pension Plan.

The Company is in compliance with the funding requirements of The Pension Protection Act and the Worker, Retiree and Employer Recovery Act as of December 31, 2010.

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

Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively.  This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively.  The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit which affirmed in part and reversed in part the awards of the earlier Phase I judgments.  The Court of Federal Claims issued a decision on remand on September 7, 2010, which determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively.  NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively.  A final decision on this case after it proceeds through appeals could be received by March 2012.

On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages).  This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively.  Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.  Trial on the Phase II damages has been set by the court for August 2, 2011.

NSTAR cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints.  However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

Derivative Instruments

     Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.4 million liability as of December 31, 2010.  NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract and recorded a long-term derivative liability and a corresponding long-term regulatory asset.  Changes in the value of the contract have no impact on earnings. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion.

Asset Retirement Obligations and Cost of Removal

The fair value of a liability for an asset retirement obligation (ARO) is recorded in the period in which it is incurred.  When the liability is initially recorded, NSTAR Electric capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, NSTAR Electric either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

A recorded asset retirement cost liability approximates the current cost for NSTAR Electric to liquidate its legal or contractual obligations to perform actions at some point after the retirement of an asset.  The following amounts were included in “Deferred credits and other liabilities: Other” on the accompanying Consolidated Balance Sheets:

	December 31,
(in millions)	2010	2009
Asset retirement obligation	$26	$23

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  The following amounts were based on the estimated cost of removal component in current depreciation rates and represent the cumulative amounts collected from customers for cost of removal, but not yet expended:

	December 31,
(in millions)	2010	2009
Regulatory liability – cost of removal	$227	$220

Rate and Regulatory Proceedings

a.  Rate Structures

Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  The rates as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19) %	1.32%	1.74%	2.68%

Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.  The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2010, 2009 or 2008.

Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power.  As of December 31, 2010, 2009, and 2008, customers of NSTAR Electric had approximately 43%, 43%, and 45%, respectively, of their load requirements provided through Basic Service.  NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

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

NSTAR Electric monitors its service quality continuously, and if it is probable that a liability has been incurred and is estimable, a liability is accrued.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

NSTAR Electric filed its final performance report for 2009 with the DPU on March 1, 2010.  The DPU has approved the 2009 Service Quality Report for the Company, and agreed performance levels were sufficient and not in a penalty situation.

NSTAR Electric believes its service quality performance levels for 2010 were not in a penalty situation. The final performance report is expected to be filed with the DPU by March 1, 2011.

c.  Regulatory Matters

     Massachusetts Regulatory Environment

In 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The GCA:

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

•	Modifies the service quality performance penalty provision (Refer to Note K, “Commitments and Contingencies,” of the accompanying Notes to Consolidated Financial Statements).

The GCA allows for utilities to recover in rates the incremental costs associated with its various mandated programs.  NSTAR Electric is in compliance with all requirements of the GCA.

In 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted.  In December 2010, a portfolio of policies designed to help reduce greenhouse gas emissions was released by the Massachusetts Executive Office of Energy and Environmental Affairs.  At this time, NSTAR Electric cannot predict the effect of the GWSA on its future results of operations, financial position, or cash flows.

Long-Term Renewable Energy Contracts

In accordance with the requirements of the GCA, in September 2010, NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy supplies for approximately 3% of total annual load for between 10 and 15 years periods as required by the GCA.  All contracts must be approved by the DPU.

Electric Rate Decoupling

In 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services.  This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

Regulatory Proceedings – DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below.  NSTAR Electric incurred and billed incremental revenue requirements of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively.  During 2010, approximately $16 million was incurred.  These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  The expected recovery amount does not vary materially from the revenue previously recognized.

On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011.  The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs.  NSTAR cannot predict the timing of subsequent DPU orders related to this filing.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC).  A decision by the SJC is expected in late 2011.  As of December 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $23 million, pre-tax.  NSTAR cannot predict the timing of this appeals process.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

FERC Transmission ROE

Local Transmission Facilities

For participating New England Transmission Owners, including NSTAR Electric, a base ROE on transmission facilities of 11.14% has been approved by FERC.  NSTAR earns this ROE on all local transmission facility investments.

Regional Transmission Facilities

The FERC authorized an ROE on NSTAR Electric’s regional transmission facilities of 11.64%.

Additional Incentive Adders

Additional incentive adders are available and are decided on a case by case basis in accordance with the FERC’s most recent national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities.  This 100 basis point adder, when combined with the FERC's approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.

Other

Energy Efficiency Plans

NSTAR Electric is required to administer demand-side management energy efficiency programs.  The GCA directs electric distribution companies to develop three-year energy efficiency plans.  The first three-year plan covering the period 2010 through 2012 was approved by the DPU in 2010 and is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the historical programs, the new three-year plans may include financial incentives based on energy efficiency program performance.  In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2010, NSTAR Electric incurred Energy Efficiency expenses of approximately $103.5 million, inclusive of program administrator incentives.  NSTAR Electric has filed its 2011 Energy Efficiency Plan and anticipates that the program will amount to about $184.3 million in spending, inclusive of program administrator incentives.

Smart Grid

In August 2009, NSTAR Electric applied for Federal grants under the American Recovery and Reinvestment Act (ARRA) for its Smart Grid Programs.  The requested funding represents 50% of the estimated total project costs.  On October 27, 2009 and November 25, 2009, NSTAR Electric received notice from the U.S. Department of Energy (DOE) that it had been awarded grants of approximately $18 million for three projects related to distribution automation, smart metering and renewable energy inter-connections proposals.  Similarly, NSTAR Electric applied for and was granted DPU approval of aspects of its smart grid projects as pilot programs.  NSTAR Electric anticipates that most of the remaining costs not recovered through the DOE grant process will be recovered from customers subject to DPU regulatory approval.  These projects are anticipated to enhance information technology, communications and monitoring functions and improve reliability and efficiency on NSTAR Electric’s distribution network.

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

Income Tax Matters

     Settlement with IRS Office of Appeals

On September 30, 2010, NSTAR Electric accepted a settlement offer from the IRS Office of Appeals (IRS Appeals) on issues related to its 2001-2007 Federal income tax returns. The settlement resolves all outstanding tax matters related to this period and facilitates the receipt of the Company’s refundable income taxes of approximately $145 million.  NSTAR received notification from the IRS on January 3, 2011 that Joint Committee had accepted the settlement agreement.

     Simplified Service Cost Method (SSCM) Issue

NSTAR Electric also resolved issues related to the use of the SSCM.  Under SSCM, NSTAR Electric changed its method of tax accounting for certain deductible construction-related costs.  During 2005 and 2006, NSTAR was required to make cash payments to the IRS totaling $128 million that represented the calculated tax benefit related to the SSCM deductions taken by NSTAR Electric for tax years 2002-2004, even though a tax benefit related to those deductions had never been received.

As anticipated, this resolution entitled NSTAR to a refund of approximately $145 million from the IRS representing the original SSCM payment plus interest and other minor items.  This is expected to be refunded to NSTAR in the first quarter of 2011.

     Open Tax Years

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (CAP) with no adjustments.  The 2010 Federal income tax return will be reviewed under CAP.  This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  The outcome of any potential audit adjustments and the timing are uncertain.

Results of Operations

The following section of MD&A compares the results of operations for each of the two fiscal years ended December 31, 2010 and 2009 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2010 compared to 2009

Net income was $248.6 million for 2010 compared to $240.7 million for 2009.  Major factors (on an after-tax basis) that contributed to the $7.9 million, or 3.3%, increase include:

•	Higher distribution revenues due to a 3.3% increase in sales and the annual inflation rate adjustment ($22.8 million)
•	Higher transmission revenues ($7.9 million)
•	Higher incentive revenues related to energy efficiency programs ($1.1 million)

These increases in earnings factors were partially offset by:

•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)
•	Higher operations and maintenance expense ($19.4 million)
•	Higher depreciation and amortization and property taxes ($4.0 million)
•	Higher net interest charges attributable to a higher level of long-term debt outstanding ($1.1 million)

Significant cash flow events during 2010 include the following:

•

Cash flows from operating activities provided $556 million, an increase of $32.6 million as compared to 2009.  The increase primarily reflects lower pension contributions, partially offset by the timing of the collection of energy costs from customers and higher income tax payments.

•	Cash flows from investing activities include $308.6 million in capital spending on projects to improve system reliability and capacity.
•

Cash outflows from financing activities included retirement of $221.6 million in long-term and securitized debt and $190 million in common share dividends. Significant inflows included proceeds from the issuance of $300 million of 5.50% Debentures.

Retail Electric Sales

The following is a summary of retail electric sales for the years indicated:

	Years ended December 31,
Retail Electric Sales - MWH	2010	2009	% Change
			Increase

Residential	6,840,860	6,462,562	5.9
Commercial, Industrial, and Other	14,812,980	14,509,355	2.1
Total retail sales	21,653,840	20,971,917	3.3

NSTAR Electric’s sales in 2010 increased 3.3% compared to 2009 primarily due to favorable weather conditions resulting from warmer overall weather in 2010 as compared to 2009.  As a result, cooling degree-days in NSTAR Electric’s service area for 2010 increased 83.1% from the same period in 2009.  Also, the sales increase reflects improving economic conditions during 2010.

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

NSTAR Electric's retail peak demand for 2010 was 4,786 MW measured on July 6, 2010 which was 3.5% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006.

Weather Conditions

NSTAR Electric forecasts its sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Item 1. “Business” of this Form 10-K.

The demand for electricity is affected by weather.  Weather impacts electric sales primarily during the summer in NSTAR Electric's service area.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal weather variations, and is susceptible to natural events and disasters, such as severe storms that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  As shown on the table below, weather conditions during the first three quarters of 2010 measured by heating degree-days were lower/warmer for 2010 as compared to 2009, favorably impacting electric revenues.  Weather conditions during the three summer months ended September 30, 2010 measured by cooling degree-days were 58.2% higher/warmer as compared to the same period in 2009, favorably impacting electric revenues.  Refer to the "Operating Revenues" section below for more detailed discussions.

Heating Degree-Days	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total

2010	2,624	503	34	1,888	5,049
2009	2,977	716	105	1,858	5,656
Normal 30-Year Average	2,870	784	96	1,880	5,630

Cooling Degree-Days	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total

2010	-	259	810	13	1,082
2009	-	79	512	-	591
Normal 30-Year Average	-	175	593	8	776

Operating Revenues

Operating revenues for 2010 decreased 3.4% from 2009 as follows:

(in millions)			Increase/ (Decrease)
	2010	2009	Amount	Percent
Operating revenues
Retail distribution and transmission	$1,183.8	$1,059.6	$124.2	11.7%
Energy, transition and other	1,294.5	1,504.8	(210.3)	(14)%
Total revenues	$2,478.3	$2,564.4	$(86.1)	(3.4)%

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

The increase of $124.2 million, or 11.7%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($73.5 million)

•	Increased sales of 3.3% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($37.6 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $210.3 million, or 14%, decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating Expenses

Purchased power and transmission costs were $1,141.9 million in 2010 compared to $1,265.6 million in 2009, a decrease of $123.7 million, or 9.8%.  The decrease in expense reflects lower Basic Service and other energy costs of $178.5 million.  These decreases were partially offset by higher transmission costs of $54.8 million primarily due to an increase in regional network support costs and increased sales.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $351.2 million in 2010 compared to $319.3 million in 2009, an increase of $31.9 million, or 10%.  The primary increase in expense reflects higher pension and PBOP related PAM amortization costs ($15.6 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing to the higher expense were labor and employee related costs ($10 million), higher storm-related expenses ($3.9 million), higher transmission maintenance costs ($4.2 million), and higher bad debt expense ($1.7 million).

Depreciation and amortization expense was $280.7 million in 2010 compared to $338.6 million in 2009, a decrease of $57.9 million or 17.1%.  The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $117.1 million in 2010 compared to $80.6 million in 2009, an increase of $36.5 million, or 45.3%.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric underwent an increase in Energy Efficiency spending during 2010 and anticipates further increases in future years driven by requirements of the GCA.

Property and other taxes were $104.8 million in 2010 compared to $94 million in 2009, an increase of $10.8 million, or 11.5%, reflecting higher overall property investments and higher tax rates.

Interest charges

Long-term debt and transition property securitization interest charges were $102.6 million in 2010 compared to $102.7 million in 2009, a decrease of $0.1 million.  The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $125 million, 7.8% Debentures in May 2010.  These reductions in interest expense were partially offset by a recent debt issuance at a lower average effective interest rate.

Interest income and other, net  were $31.4 million of net interest income in 2010 compared to $25.7 million of net interest income in 2009, an increase of $5.7 million, or 22.2%, due to increased interest income of $4.5 million related to higher regulatory deferrals and higher interest income on income tax matters of $0.7 million.

Other income (deductions)

Other income was $4 million in 2010 compared to $5.8 million in 2009, a decrease of $1.8 million, due to lower investment income.

Other deductions were $4.7 million in 2010 compared to $3.1 million in 2009, an increase of $1.6 million, due to higher charitable donations and higher miscellaneous non-operating expenses.

Income tax expense

Income tax expense was $162 million in 2010 compared to $151.2 million in 2009, an increase of $10.8 million, or 7.1%, primarily reflecting the higher pre-tax operating income in 2010.

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

NSTAR Electric has no financial covenant requirements under its respective long-term debt arrangements.  Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times.  The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity.  The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.  On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series.  On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due March 15, 2040.  NSTAR Electric used the proceeds from the issuance of its securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had outstanding balances of $227.5 million and $341 million at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 46.6% and 46.5%, respectively.

As a result of the proposed merger with Northeast Utilities, NSTAR and NSTAR Electric expect to seek waivers or amendments to their revolving credit agreements.

Historically, NSTAR Electric has had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR Electric's financial condition and credit ratings.

NSTAR Electric's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  Based on NSTAR Electric's key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.  At December 31, 2010, NSTAR Electric had sufficient credit available in unused revolving credit agreements to meet working capital needs.

Performance Assurances from Electricity Agreements

NSTAR Electric continuously enters into power purchase agreements to meet its Basic Service supply obligations.  NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings that guaranty the supplier’s obligations.  In accordance with NSTAR’s Internal Credit Policy, and to minimize NSTAR Electric’s risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR Electric evaluates the supplier’s credit and NSTAR Electric’s potential exposure (on a supplier default), and when necessary obtains letters of credit or other acceptable financial security instruments.  In addition, under these agreements, if a supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional financial security for performance of its obligations.  These agreements also include a reciprocal provision, where in the event that NSTAR Electric is downgraded below investment grade, it would be required to provide additional security for performance, such as a letter of credit.  In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient.  In the event the supplier (or its guarantor) does not provide the required additional financial security as required under the agreement, NSTAR Electric may then terminate the agreement and collect a liquidation payment from the defaulting supplier.  In such event, NSTAR Electric may be required to secure alternative sources of supply at higher or lower prices (depending on prevailing market conditions) than provided under the terminated agreements.

Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.

At December 31, 2010, outstanding guarantees totaled $13.2 million as follows:

(in thousands)
Surety Bonds	$8,842
Other Guarantees	4,331
Total Guarantees	$13,173

As of December 31, 2010, NSTAR Electric has purchased a total of $2.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased approximately $6.4 million in workers' compensation self-insurer bonds.  These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company's workers' compensation self-insurance program.  NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric's Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody's. These indemnity agreements cover both the performance surety bonds and workers' compensation bonds.

NSTAR Electric has issued $4.3 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies, NEH and NHH.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contractual Obligations

NSTAR Electric enters into a variety of contractual obligations and other commitments in the course of ordinary business activities.  The following table summarizes NSTAR Electric's significant contractual cash obligations as of December 31, 2010:

(in millions)	2011	2012	2013	2014	2015	Years Thereafter	Total
Long-term debt maturities	$1	$401	$1	$316	$4	$900	$1,623
Interest obligation on long-term debt	86	86	67	59	51	684	1,033
Securitization obligation	48	84	43	-	-	-	175
Interest obligation on transition property securitization	8	5	1	-	-	-	14
Leases of property	7	7	6	5	5	1	31
Leases of capital equipment	8	7	7	5	4	9	40
Purchase obligations	11	1	-	-	-	-	12
Pension obligations	75	40	40	40	40	-	235
Electric capacity obligations	3	3	3	3	3	8	23
Decommissioning of nuclear generating units	8	8	8	8	7	-	39
Electric interconnection agreement	3	3	3	3	3	43	58
Renewable energy contracts	58	58	58	57	57	98	386
Purchase power buy-out obligations	75	32	27	31	31	10	206
Total obligation	$391	$735	$264	$527	$205	$1,753	$3,875

Transition property securitization payments reflect securities issued in 2005 for BEC Funding II, LLC and CEC Funding, LLC.  These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric's transition charges and, as a result, these payment obligations do not affect NSTAR Electric's overall cash flow.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected Pension contributions beyond 2015.  Refer to Note F, "Pension and Other Postretirement Benefits," in the accompanying Notes to the Consolidated Financial Statements.

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

Renewable energy contract obligations represent projected payments under long-term agreements.

The purchase power buy-out obligation relates to NSTAR Electric’s execution of several agreements to buy-out or restructure certain long-term purchase power contracts.  NSTAR Electric fully recovers these payments through its transition charge.

Contingencies

Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of December 31, 2010 and 2009, NSTAR Electric had liabilities of $0.9 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2010 and 2009, were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,791,513	$1,936,680	$1,717,588	$1,801,910

As discussed in the following section, NSTAR Electric’s exposure to financial risk results primarily from fluctuations in interest rates.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Energy Risk Management

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

Interest Rate Risk

NSTAR Electric believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable.  At December 31, 2010 and 2009, respectively, all of NSTAR Electric’s long-term debt had fixed interest rates.  The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The weighted average interest rates, excluding fees for short-term indebtedness, were 0.22% and 0.25% for 2010 and 2009, respectively.  On a long-term basis, NSTAR Electric mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Directors of NSTAR Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR Electric Company and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, NSTAR signed an Agreement and Plan of Merger on October 16, 2010 with Northeast Utilities.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 14, 2011

Item 8.  Financial Statements and Supplementary Data

NSTAR Electric Company

Consolidated Statements of Income

	Years ended December 31,
	2010	2009	2008
	(in thousands)

Operating revenues	$2,478,280	$2,564,411	$2,653,516

Operating expenses:
Purchased power and transmission	1,141,945	1,265,595	1,358,934
Operations and maintenance	351,199	319,300	347,229
Depreciation and amortization	280,739	338,632	339,236
Energy efficiency and
renewable energy programs	117,091	80,609	67,556
Property and other taxes	104,810	94,025	84,258
Total operating expenses	1,995,784	2,098,161	2,197,213

Operating income	482,496	466,250	456,303

Interest charges (income):
Long-term debt	90,744	83,185	78,719
Transition property securitization	11,826	19,540	28,120
Interest income and other, net	(31,445)	(25,690)	(14,102)
Total interest charges	71,125	77,035	92,737

Other income (deductions):
Other income	3,961	5,755	6,348
Other deductions	(4,737)	(3,055)	(4,170)
Total other (deductions) income	(776)	2,700	2,178

Income before income taxes	410,595	391,915	365,744
Income taxes	162,020	151,224	141,847
Net income	$248,575	$240,691	$223,897

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2010	2009	2008
	(in thousands)

Balance at the beginning of the year	$1,100,086	$1,002,255	$836,918
Add:
Net income	248,575	240,691	223,897
Subtotal	1,348,661	1,242,946	1,060,815
Deduct:
Dividends declared:
Common stock dividends declared to Parent	188,200	140,900	56,600
Preferred stock dividends declared	1,960	1,960	1,960
Subtotal	190,160	142,860	58,560
Balance at the end of the year	$1,158,501	$1,100,086	$1,002,255

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$8,964	$7,457
Restricted cash	17,007	-
Accounts receivable, net of allowance of $29,033 and $26,379, respectively	227,115	215,355
Accrued unbilled revenues	42,528	46,417
Regulatory assets	354,572	319,505
Inventory, at average cost	18,254	21,331
Refundable income taxes	128,340	128,340
Other	33,735	24,978
Total current assets	830,515	763,383

Utility plant:
Electric plant in service, at original cost	5,468,560	5,260,923
Less: accumulated depreciation	1,351,537	1,268,416
Net electric plant in service	4,117,023	3,992,507
Construction work in progress	87,678	59,454
Net utility plant	4,204,701	4,051,961

Other investments:
Equity and other investments	4,755	5,279
Restricted cash - securitization	3,373	6,988
Total other investments	8,128	12,267

Deferred debits:
Regulatory assets	1,653,888	1,872,754
Other deferred debits	39,706	37,289
Total deferred debits	1,693,594	1,910,043

Total assets	$6,736,938	$6,737,654

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2010	2009
Liabilities and Capitalization	(in thousands)

Current liabilities:
Long-term debt	$687	$125,688
Transition property securitization	46,955	57,553
Notes payable	227,500	341,000
Power contract obligations	72,553	130,524
Accounts payable	205,467	163,882
Payable to affiliates, net	110,304	95,893
Income taxes	63,622	65,990
Accrued interest	18,587	14,440
Other	58,470	65,555
Total current liabilities	804,145	1,060,525

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,219,810	1,166,499
Power contract obligations	143,224	214,633
Pension liability	254,014	229,622
Regulatory liability - cost of removal	226,738	219,624
Payable to affiliates	66,702	73,656
Other deferred credits	84,320	103,049
Total deferred credits	1,994,808	2,007,083

Capitalization:
Long-term debt:
Long-term debt	1,616,011	1,322,142
Transition property securitization	127,860	212,205
Total long-term debt	1,743,871	1,534,347

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share,
(100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,158,501	1,100,086
Total common equity	2,151,114	2,092,699

Total capitalization	3,937,985	3,670,046

Commitments and contingencies

Total liabilities and capitalization	$6,736,938	$6,737,654

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Cash Flows

	Year ended December 31,

	2010	2009	2008

Operating activities:
Net income	$248,575	$240,691	$223,897
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	280,739	338,632	339,236
Debt amortization	4,800	4,809	5,528
Deferred income taxes and investment tax credits	40,204	53,772	(2,586)
Net changes in:
Accounts receivable and accrued unbilled revenues	(7,871)	43,949	(10,707)
Inventory, at average cost	3,077	2,474	12,783
Accounts payable	46,976	(6,335)	2,500
Other current assets and liabilities	(3,754)	(38,922)	13,816
Regulatory assets	108,188	(9,185)	(1,678)
Long-term power contract obligations	(131,780)	(123,776)	(113,965)
Deferred debits and credits, net	(33,128)	17,349	4,284
Net cash provided by operating activities	556,026	523,458	473,108

Investing activities:
Plant expenditures (including AFUDC)	(308,605)	(319,454)	(366,398)
Proceeds on sales of property	-	2,074	425
Increase in restricted cash	(13,392)	-	-
Net change in other investment activities	585	1,249	746
Net cash used in investing activities	(321,412)	(316,131)	(365,227)

Financing activities:
Long-term debt issuances, net	295,194	104,553	-
Debt issuance costs	(3,048)	(875)	-
Transition property securitization redemptions	(94,943)	(154,031)	(153,579)
Long-term debt redemption	(126,650)	(1,630)	(1,584)
Net change in notes payable	(113,500)	(13,583)	97,583
Dividends paid	(190,160)	(142,860)	(58,560)
Net cash used in financing activities	(233,107)	(208,426)	(116,140)

Supplemental disclosures of cash flow information:
Net increase (decrease) in cash and cash equivalents	1,507	(1,099)	(8,259)
Cash and cash equivalents at the beginning of the year	7,457	8,556	16,815
Cash and cash equivalents at the end of the year	$8,964	$7,457	$8,556

Cash paid during the period for:

Interest, net of amounts capitalized	$95,849	$101,062	$108,705

Income taxes	$147,573	$112,204	$126,367

Non-cash investing activity:

Plant additions included in accounts payable	$16,663	$22,584	$47,652

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

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority's wastewater treatment facility located on Deer Island in Boston, Massachusetts.  NSTAR Electric’s three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC (BEC Funding), BEC Funding II LLC (BEC Funding II), and CEC Funding LLC (CEC Funding), all established to facilitate the sales of electric rate reduction certificates at a public offering.  The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric's retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU.  These certificates are non-recourse to NSTAR Electric.  The activities of BEC Funding were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

2.  Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement).  The transaction will be a merger of equals in a stock-for-stock transfer.  Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU.  The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.  The Merger Agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR).  At the time of this filing, the other six designees of each of NU and NSTAR had not been determined.  In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR.  The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees shall be designated by NSTAR.  Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees.  In addition, NU will designate the lead Trustee.  Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months, at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own.  Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company.  NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission.  Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger; however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger.  With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard.  Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

3.  Basis of Consolidation and Accounting

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

4.  Use of Estimates

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

5.  Revenues

Utility revenues are based on authorized rates approved by the DPU and the FERC.  Estimates of distribution and transition revenues for electricity delivered to customers but not yet billed are accrued at the end of each accounting period.

6.  Utility Plant

Utility plant is stated at original cost.  The cost of replacements of property units is capitalized. Maintenance and repairs are expensed as incurred.  The original cost of property retired, net of salvage value, is charged to accumulated depreciation.  The incurred related cost of removal is charged against the “Deferred credits and other liabilities: Regulatory liability - cost of removal” in the accompanying Consolidated Balance Sheets.  The following is a summary of utility property and equipment, at cost, at December 31:

(in thousands)	2010	2009
Electric -
Distribution	$3,964,499	$3,822,900
Transmission	1,293,294	1,234,003
General	210,767	204,020
Electric utility plant	$5,468,560	$5,260,923

7.  Depreciation and Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The composite rates placed into effect are subject to the approval of the DPU and the FERC. The rates include a cost of removal component, which is collected from customers during the service life of the property. The overall rates and depreciation and amortization expense of utility plant were as follows:

	Years ended December 31,
(dollars in millions)	2010	2009	2008
Overall average depreciation rate for utility plant	2.95%	3.06%	3.03%
Depreciation and amortization expense of utility plant	$158.4	$152.2	$145.9

8.  Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction.  In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges.  Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenue collected as a result of higher depreciation expense.  Changes in AFUDC rates are directly related to changes in short-term borrowing rates.

	Years ended December 31,
	2010	2009	2008
Average AFUDC rate	0.29%	0.33%	2.39%

9.  Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2010 and 2009 are comprised of liquid securities with maturities of 90 days or less when purchased.

10.  Restricted Cash

In accordance with the financial assurance policy of ISO-NE, NSTAR Electric has deposited $17 million in an escrow account as of December 31, 2010.  This policy is anticipated to be modified during 2011 resulting in the refunding of this deposit to NSTAR Electric.  Accordingly, this deposit is presented as “Current assets: Restricted cash” in the accompanying Consolidated Balance Sheets.

NSTAR Electric also has restricted cash representing the funds held in escrow on behalf of the Company to secure a portion of principal and interest on the Transition Property Securitization Certificates.  These

amounts will be released upon final payment of the Transition Property Securitization Certificates and are presented in “Other investments: Restricted cash – securitization” in the accompanying Consolidated Balance Sheets.

11.  Use of Fair Value

NSTAR Electric uses a fair value hierarchy that gives the highest priority to quoted prices in active markets, and is applicable to fair value measurements of derivative contracts and other instruments that are subject to mark-to-market accounting.  Refer to Note I, “Fair Value Measurements,” for more information.

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

12.  Income Taxes

Income tax expense includes the current tax obligation or benefit and the change in net deferred income tax liability for the period.  Deferred income taxes result from temporary differences between financial and tax basis of certain assets and liabilities.  Income tax benefits associated with uncertain tax positions are recognized when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  Refer to Note E, "Income Taxes," for more information.

13.  Equity Method of Accounting

NSTAR Electric uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest.  Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment.  The investment is reduced as cash dividends are received.  NSTAR Electric participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies, NEH and NHH that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 4% to 14% in three regional nuclear facilities (CY, MY and YA), all of which have been decommissioned in accordance with the federal NRC procedures.

14.  Other Income (Deductions)

Major components of other income were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Equity earnings	$836	$891	$820
Interest and rental income	928	2,090	4,361
Increase in cash surrender value of life insurance policies	2,188	2,542	-
Miscellaneous other income	9	232	1,167
Total other income	$3,961	$5,755	$6,348

Major components of other deductions were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Charitable contributions	$(3,333)	$(2,521)	$(731)
Decrease in cash surrender value of life insurance policies	-	-	(1,198)
Miscellaneous other deductions	(1,404)	(534)	(2,241)
Total other deductions	$(4,737)	$(3,055)	$(4,170)

15.  Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Regulatory deferrals	$26,984	$22,476	$17,254
Income tax items	7,443	6,735	4,607
Other interest expense	(2,767)	(3,266)	(2,535)
Short-term debt expense	(601)	(717)	(6,932)
AFUDC	386	462	1,708
Total interest income and other, net	$31,445	$25,690	$14,102

Other interest expense includes interest on life insurance policies, loan facility charges, and interest on customer deposits.

16.  Related Party Transactions

The accompanying Consolidated Balance Sheets include $66.7 million and $73.7 million in “Deferred credits and other liabilities - Payable to affiliates” as of December 31, 2010 and 2009, respectively.  This amount is composed of payments received from affiliates as a result of the Company's role as the sponsor of the NSTAR Pension Plan.

The accompanying Consolidated Statements of Income as of December 31, 2010, 2009, and 2008, include a net allocation of affiliated companies' expenses of $192 million, $197 million, and $185 million, and affiliated companies' interest income of $0.1 million, $0.1 million, and $0.6 million, respectively.  Operating expenses are charged between NSTAR Electric and its affiliated companies on a cost sharing method based on proportionate rendering of services.

17.  Purchase and Sales Transactions with ISO-NE

NSTAR Electric has several remaining long-term power contracts that it sells through ISO-NE at daily market prices, which are not used to satisfy NSTAR Electric’s Basic Service energy requirements.  NSTAR Electric is required by the DPU to credit all proceeds from these energy sales back to its customers.  NSTAR Electric may not execute new long-term energy supply agreements without approval of the DPU.  NSTAR records the proceeds from the sales of these contracts as a reduction to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

	Years ended December 31,
(in millions)	2010	2009	2008
Proceeds from sales of long-term power contracts	$162.0	$147.1	$251.9

18.  Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities became effective for NSTAR Electric on January 1, 2010.  This amended guidance did not have an impact on the accompanying Consolidated Financial Statements.

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period.  NSTAR has evaluated these arrangements under the variable interest accounting guidance and has determined that these agreements represent variable interests.  NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities.  NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements.  NSTAR Electric’s involvement with these variable interest entities has no material impact on the Company’s financial position, financial performance, or cash flows.

19.  Subsequent Events

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Consolidated Financial Statements or disclosed in the accompanying Notes to Consolidated Financial Statements.

Note B.  Asset Retirement Obligations and Cost of Removal

The fair value of a liability for an asset retirement obligation (ARO) is recorded in the period in which it is incurred.  When the liability is initially recorded, NSTAR Electric capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR Electric’s recognition of an ARO has no impact on its earnings.  NSTAR Electric establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO.  NSTAR Electric has certain plant assets in which this condition exists related to both plant assets containing hazardous materials and legal requirements to undertake remediation efforts upon retirement.

A recorded asset retirement cost liability approximates the current cost for NSTAR Electric to liquidate its legal or contractual obligations to perform actions at some point after the retirement of an asset.  The following amounts were included in “Deferred credits and other liabilities: Other deferred credits” on the accompanying Consolidated Balance Sheets:

	December 31,
(in millions)	2010	2009
Asset retirement obligation	$26	$23

For NSTAR Electric, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  The following amounts were based on the estimated cost of removal component in current depreciation rates and represent the cumulative amounts collected from customers for cost of removal, but not yet expended:

	December 31,
(in millions)	2010	2009
Regulatory liability – cost of removal	$227	$220

Note C.  Regulatory Assets

Regulatory assets represent costs incurred that are probable of recovery from customers through future rates in accordance with agreements with regulators.  These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2010	2009
Energy contracts (including Yankee units)	$215,598	$345,157
Goodwill	496,158	513,466
Securitized and other energy-related costs	496,416	580,927
Retiree benefit costs	675,486	660,203
Income taxes, net	26,471	28,171
Purchased energy costs over collection	(35,457)	(95,374)
Redemption premiums	20,748	23,243
Other	113,040	136,466
Total current and long-term regulatory assets	$2,008,460	$2,192,259

Under the traditional revenue requirements model, electric rates are based on the cost of providing energy delivery service.  Accounting rules require companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is probable.  This is applicable to NSTAR Electric's distribution and transmission operations.

Amortization expense recorded to “Depreciation and amortization” on the accompanying Consolidated Statements of Income on certain regulatory assets for 2010, 2009, and 2008, was $122.3 million, $186.4 million, and $193.3 million, respectively.  The amortization of other regulatory assets is recorded to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

     Energy contracts

At December 31, 2010 and 2009, respectively, $174.1 million and $296.6 million represent the contract termination liability related to certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric's transition charge.  Since no cash outlay was incurred by NSTAR Electric, NSTAR Electric recognized this regulatory asset as a result of recording the contract termination liability.  NSTAR Electric does not earn a return on this regulatory asset.  The contracts' termination payments will occur over time and will be collected from customers through NSTAR Electric's transition charge over the same time period.  The cost recovery period of these terminated contracts is through September 2016.

The unamortized balance of the costs to decommission the CY, YA, and MY nuclear power plants was $39.1 million and $48.5 million at December 31, 2010 and 2009, respectively.  All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations.  NSTAR Electric’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014, and for MY in 2013.  However, should the actual costs exceed current estimates, NSTAR Electric could have an obligation beyond these periods that would be fully recoverable.  These costs are recovered through NSTAR Electric’s transition charge. NSTAR Electric does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR Electric by these plants.  Refer to Note K, “Commitments and Contingencies,” for further discussion.

The remaining balance at December 31, 2010 of $2.4 million represents an asset recorded to offset a derivative liability recorded for the fair value of a long-term renewable energy contract.  Refer to Note D, “Derivative Instruments,” for further details.

     Goodwill

The Company's goodwill originated from the merger that created NSTAR in 1999.  As a result of a rate order from the DPU approving the merger, NSTAR Electric is recovering goodwill from its customers and, therefore, NSTAR Electric has determined that this rate structure allows for amortization of goodwill over the collection period.  Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.

     Securitized and other energy-related costs

A portion of these energy-related regulatory assets constitute Transition Property collateralizing the Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC.  The collateralized amounts at December 31, 2010 and 2009 were $182.7 million and $281.1 million, respectively.  The certificates are non-recourse to NSTAR Electric.  The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $296.5 million and $276.2 million at December 31, 2010 and 2009, respectively.  These cost recoveries primarily occur through September 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $17.2 million and $23.6 million at December 31, 2010 and 2009, respectively.

     Retiree benefit costs

Retiree benefit related regulatory assets at December 31, 2010 and 2009 are $675.5 million and $660.2 million, respectively.  (Refer to Note F, “Pension and Other Postretirement Benefits,” for further details.)  NSTAR Electric recovers its qualified pension and PBOP expenses through a reconciling rate mechanism (PAM).  NSTAR Electric recognizes a regulatory asset as an offset for the liability that is recognized for the cumulative funded status of the Pension and PBOP plans, because NSTAR Electric will eventually recover these amounts in rates.  At December 31, 2010 and 2009, this asset was $247.4 million and $225.1 million, respectively, for the Pension Plan.  NSTAR Electric does not earn a carrying charge on this amount.

NSTAR Electric does earn a carrying charge in accordance with PAM on the excess cumulative contribution it has made over what it has cumulatively recognized as expense.  At December 31, 2010 and 2009, these balances were $389.3 million and $413.8 million of the retiree benefit regulatory asset, respectively.

The remainder of regulatory assets in this category consist of deferred under-recovery of costs in the amounts of $38.8 million and $21.3 million at December 31, 2010 and 2009, respectively.  These earn a carrying charge based on short-term interest rates.

In March 2010, the President signed the PPACA and the HCERA into law.  These laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D, beginning in 2013.  Because the tax benefits associated with these future deductions were reflected as deferred income tax assets in the consolidated financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets of $13.9 million.  As a result of its rate recovery mechanism, NSTAR Electric established a regulatory asset for this amount to reflect the anticipated future collection from customers due to the law change.  NSTAR Electric also established an additional regulatory asset of $9 million and a related increase in deferred tax liabilities to reflect a tax gross-up for revenue requirement purposes.  The tax law change had no material impact to NSTAR Electric’s reported earnings.

     Income taxes, net

This regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component.  Partially offsetting these amounts is a regulatory liability associated with unamortized investment tax credits.

     Purchased energy costs

The purchased energy costs at December 31, 2010 and 2009 relate to deferred electric Basic Service costs.  Basic Service is the electricity that is supplied by NSTAR Electric when a customer has chosen not to receive service from a competitive supplier.  The market price for Basic Service may fluctuate based on the average market price for energy.  Amounts incurred for Basic Service are recovered on a fully reconciling basis without a return.  The over-collected position of purchased energy costs is presented as a reduction of regulatory assets rather than as a regulatory liability.  This is because the amount of the over-collected Basic Service position is exceeded by regulatory assets that will be collected from the same classes of retail electric customers that this over-collected Basic Service position will be returned to.

     Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval.  The decrease reflects the amortization of these redemption premiums.  There is no return recognized on this balance.

     Other

Amounts included consist of deferred transmission costs, DPU-approved safety and reliability program costs, other DPU costs, and asset retirement obligation costs. Deferred transmission costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services that will be recovered over a subsequent twelve-month period with carrying charges.  The costs associated with the safety and reliability program are under review by the DPU. (See “Regulatory Proceedings – DPU Safety and Reliability Programs (CPSL)” in Note K, “Commitments and Contingencies”).

Note D.  Derivative Instruments

     Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.4 million liability as of December 31, 2010.  NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract.  Changes in the value of the contract have no impact on earnings.  The fair value of the renewable energy contract deemed to be a derivative and the balance sheet position of this agreement is as follows:

(in thousands)	December 31, 2010	December 31, 2009
Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$2,400	$-
Total liability for non-hedging derivative instruments	$2,400	$-

Note E.  Income Taxes

NSTAR Electric recognizes deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  Net regulatory assets of $26.5 million and $28.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2010 and 2009, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2010	2009
Deferred tax liabilities:
Depreciation	$764,767	$699,242
Goodwill	194,618	201,407
Power contracts	76,763	112,192
Purchased power	115,837	95,465
Pension expense	110,069	125,732
Other	118,035	73,082
Total deferred tax liabilities	1,380,089	1,307,120
Deferred tax assets	69,444	67,689
Net accumulated deferred income taxes	1,310,645	1,239,431
Accumulated unamortized investment tax credits	12,109	13,518
Net deferred tax liabilities and investment tax credits	$1,322,754	$1,252,949

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

Components of income tax expense were as follows:

(in thousands)	2010	2009	2008
Current income tax expense	$121,816	$97,452	$144,433
Deferred income tax (benefit) expense	41,612	55,202	(1,136)
Investment tax credit amortization	(1,408)	(1,430)	(1,450)
Total income tax expense	$162,020	$151,224	$141,847

The effective income tax rates reflected in the accompanying Consolidated Financial Statements and the reasons for their differences from the statutory Federal income tax rate were as follows:

	2010	2009	2008
Statutory tax rate	35%	35%	35%
State income tax, net of Federal income tax benefit	4	4	4
Effective tax rate	39%	39%	39%

Settlement with IRS Office of Appeals

On September 30, 2010, NSTAR Electric accepted a settlement offer from the IRS Office of Appeals (IRS Appeals) on issues related to its 2001-2007 Federal income tax returns.  The settlement resolves all outstanding tax matters related to this period and facilitates the receipt of the Company’s refundable income taxes of approximately $145 million.  NSTAR received notification from the IRS on January 3, 2011 that Joint Committee had accepted the settlement agreement.

Simplified Service Cost Method (SSCM) Issue and Cash Refund

NSTAR Electric also resolved issues related to the use of the SSCM.  Under SSCM, NSTAR Electric changed its method of tax accounting for certain deductible construction-related costs.  During 2005 and 2006, NSTAR was required to make cash payments to the IRS totaling $128 million that represented the calculated tax benefit related to the SSCM deductions taken by NSTAR Electric for tax years 2002-2004, even though a tax benefit related to those deductions had never been received.

As anticipated, this resolution entitled NSTAR to a refund of approximately $145 million from the IRS representing the original SSCM payment plus interest and other minor items.  This is expected to be refunded to NSTAR in the first quarter of 2011.

Resolution of Open Tax Years

With the approval of the settlement agreement with the IRS by Joint Committee, all outstanding tax issues for the years 2001-2007 were resolved, including the SSCM matter and other minor issues.

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (CAP) with no adjustments.  The 2010 Federal income tax return is being reviewed under CAP.  This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed.  The outcome of any potential audit adjustments and the timing are uncertain.

Uncertain Tax Positions

The following is a reconciliation of the unrecognized tax benefits that have been recognized as uncertain tax position liabilities on the accompanying Consolidated Balance Sheets included in “Deferred credits and other liabilities: Other”

(in millions)	2010	2009
Balance at beginning of year	$14	$14
Changes for current year tax positions	(14)	-
Balance at end of year	$-	$14

During the second quarter of 2010, as a result of progress in settlement discussions with IRS Appeals, NSTAR Electric reversed reserves for uncertain tax positions of $14 million.  As of December 31, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on Uncertain Tax Positions

NSTAR Electric recognizes interest accrued related to uncertain tax positions in “Interest income and other, net” on the accompanying Consolidated Statements of Income.  Related penalties, if applicable, are reflected in “Other deductions” on the accompanying Consolidated Statements of Income.  No penalties were recognized during 2010, 2009, and 2008.  The amount of interest income recognized on the accompanying Consolidated Statements of Income and the total amount of accrued interest receivable included in “Other current assets” on the accompanying Consolidated Balance Sheets were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Interest income on tax positions	$7.4	$6.7	$4.6

	December 31,
(in millions)	2010	2009
Accrued tax interest receivable	$32.7	$25.2

Note F.  Pension and Other Postretirement Benefits

NSTAR Electric recognizes an asset or liability on its balance sheet for the funded status of its Pension Plan.  The pension asset or liability is the difference between the fair value of the Plan's assets and the projected benefit obligation as of year-end.  As a result of NSTAR Electric's approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR Electric has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

1.  Pension

NSTAR Electric sponsors the NSTAR Pension Plan (the Plan), that covers substantially all employees of NSTAR Electric & Gas.  Retirement benefits are based on various final average pay formulas.

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

The following tables for NSTAR Electric’s Pension benefit plan present the change in benefit obligation, change in the Plan’s assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended
	December 31,
(in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation, at beginning of the year	$1,091,660	$1,022,378
Service cost	23,564	21,301
Interest cost	61,794	61,712
Plan participants' contributions	18	19
Actuarial loss	75,029	48,049
Settlement payments	(3,879)	(9,934)
Benefits paid	(63,556)	(51,865)
Benefit obligation, at end of the year	$1,184,630	$1,091,660

	Years Ended
	December 31,
(in thousands)	2010	2009

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$862,038	$716,710
Actual return on Plan assets, net	110,995	82,108
Employer contribution	25,000	125,000
Plan participants' contributions	18	19
Settlement payments	(3,879)	(9,934)
Benefits paid	(63,556)	(51,865)
Fair value of Plan assets, end of the year	$930,616	$862,038

Funded status, at end of the year – under funded	$(254,014)	$(229,622)

The market-related value of NSTAR Electric’s pension plan assets is determined based on the actual fair value as of the balance sheet date for all classes of assets.  Therefore, the difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2010	2009
Deferred credits and other liabilities – Pension liability	$(254,014)	$(229,622)

Amounts not yet reflected in net periodic benefit cost and included in regulatory assets:

(in thousands)	December 31,
	2010	2009
Prior service credit	$1,305	$2,051
Accumulated actuarial loss	(621,813)	(645,471)
Cumulative employer contributions in excess of net periodic benefit cost	366,494	413,798
Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(254,014)	$(229,622)

The accumulated benefit obligation for the qualified pension plan was as follows:

	December 31,
(in millions)	2010	2009
Accumulated benefit obligation	$1,119.6	$1,035.4

Weighted average assumptions were as follows:

	2010	2009	2008
Discount rate at the end of the year	5.30%	5.85%	6.25%
Expected return on Plan assets for the year	8.0%	9.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plan's discount rate is based on a rate modeling of a bond portfolio that approximates the Plan liabilities.  The Plan's expected long-term rate of return is based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a long-term period.  Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% for 2010, 2009, and 2008.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Service cost	$23,564	$21,301	$20,471
Interest cost	61,794	61,712	60,900
Expected return on Plan assets	(62,782)	(58,120)	(86,278)
Amortization of prior service cost	(746)	(746)	(746)
Recognized actuarial loss	50,474	53,272	15,190
Net periodic benefit cost before allocation to affiliates	$72,304	$77,419	$9,537

The Company, as a sponsor of the Plan, allocated net costs and was reimbursed by its affiliated companies the following amounts:

	Years Ended December 31,
(in millions)	2010	2009	2008
Allocated and reimbursed net pension costs	$11.6	$12.4	$1.5

Employer contributions in 2010 of $25 million were made to the Pension Plan.  In 2011, NSTAR Electric anticipates contributing approximately $75 million to its Pension Plan.

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

The estimated benefit payments for the Pension Plan for the next ten years are as follows:

(in thousands)
2011	$71,627
2012	73,998
2013	72,683
2014	73,918
2015	76,171
2016 - 2020	388,007
Total	$756,404

2.   Pension Plan Assets

Investment objectives:

The primary investment goal of the Pension Plan is to achieve a total annualized return of 8% (before expenses) over the long-term.  Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy.  The Plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the Plan.  The Company currently uses over 20 asset managers to manage its plan’s assets.  As a guideline, assets are diversified by asset classes (Equity, Fixed Income, Real Estate, Alternative Investments) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

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

Significant Investment Risks of Level 3 Investments:

Certain real estate limited partnerships have long-term lock-up provisions (7-10 years) that are intended to allow for an orderly investment and dissolution of the partnership as the underlying properties are sold.  Certain hedge funds have instituted temporary redemption restrictions as of December 31, 2010.  Others have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption.  Management does not believe that these liquidity restrictions impair the Plan’s ability to transact redemptions at NAV, which the Plan utilizes for fair value for those investments.

The Pension Plan also had $44 million of unfunded investment commitments to real estate limited partnerships at December 31, 2010.  These commitments must be fulfilled by June 2012.

The fair value of the Pension Plan’s assets at December 31, 2010 by asset class, were as follows:

		Fair Value Measurements at
		December 31, 2010

		Active	Significant	Significant
(in millions)		Market	Observable	Unobservable
		Prices	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class
Equity securities (46% of total):
Domestic companies	$82	$81	$1	$-
Foreign companies	9	8	1	-
Common/collective trusts	327	-	327	-
Limited partnerships	45	-	-	45
Total equity securities	463	89	329	45
Fixed income securities (29% of total):
Interest bearing cash	20	-	20	-
Domestic government securities	46	27	19	-
Foreign government securities	20	-	19	1
Domestic and foreign corporate bonds	113	-	112	1
Mortgage backed securities	7	-	1	6
Registered investment companies	81	52	29	-
Guaranteed investment contract	3	-	-	3
Total fixed income securities	290	79	200	11
Real estate investments (9% of total):
Limited partnerships	86	-	-	86
Hedge funds	3	-	-	3
Total real estate	89	-	-	89
Alternative investments (16% of total):
Hedge funds	158	-	-	158
Total alternative investments	158	-	-	158
Total (prior to 401(h) allocation)	1,000	168	529	303
Allocation of 401(h) account	(69)	(12)	(37)	(20)
Net assets of Pension Plan	$931	$156	$492	$283

The fair value of the Pension Plan’s assets at December 31, 2009 by asset class, were as follows:

		Fair Value Measurements at
		December 31, 2009

		Active	Significant	Significant
(in millions)		Market	Observable	Unobservable
		Prices	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class
Equity securities (37% of total):
Domestic – common and preferred	$71	$70	$1	$-
Foreign - common	33	33	-	-
Common/collective trusts	189	-	189	-
Hedge funds	41	-	-	41
Total equity securities	334	103	190	41
Fixed income securities (31% of total):
Domestic and foreign corporate bonds	88	-	88	-
Interest bearing cash	27	-	27	-
Common/collective trusts	86	-	86	-
Registered investment companies	80	52	28	-
Guaranteed investment contract	4	-	-	4
Total fixed income securities	285	52	229	4
Real estate investments (9% of total):
Real estate investment trusts	1	1	-	-
Common/collective trusts	7	-	7	-
Limited partnerships	78	-	-	78
Hedge funds	3	-	-	3
Total real estate	89	1	7	81
Alternative investments (23% of total):
Hedge funds	215	-	-	215
Total alternative investments	215	-	-	215
Total (prior to 401(h) allocation)	923	156	426	341
Allocation of 401(h) account	(61)	(10)	(28)	(23)
Net assets of Pension Plan	$862	$146	$398	$318

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

The following reflects the weighted average asset allocation percentage of the fair value of the Pension Plan’s assets for each major type of asset as of December 31st as well as the targeted ranges:

	Plan Assets		Target
Asset Class	2010	2009	Ranges	Typical Benchmark
Equity securities	46%	37%	35% - 50%	MSCI ACWI
Debt securities	29	31	25% - 40%	Barclays Aggregate
Real Estate	9	9	5% - 15%	NCREIF Property Index
Alternative	16	23	10% - 20%	HFRI Fund of Funds Composite Index
Total	100%	100%

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

			Guaranteed
	Hedge	Limited	Investment
(in millions)	Funds	Partnerships	Contract	Other	Total
Beginning balance at December 31, 2008	$ 289	$ 163	$ 4	$ -	$456
Actual return on plan assets:
Relating to assets still held at the
reporting date	74	(34)	-	-	40
Relating to assets sold during the period	(17)	(2)	-	-	(19)
Purchases, sales, and settlements	(87)	(49)	-	-	(136)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance at December 31, 2009	259	78	4	-	341
Actual return on plan assets:
Relating to assets still held at the
reporting date	(5)	19	-	-	14
Relating to assets sold during the period	8	1	-	-	9
Purchases, sales, and settlements	(101)	33	(1)	8	(61)
Transfers in and/or out of Level 3	-	-	-	-	-

Ending balance at December 31, 2010	$ 161	$ 131	$ 3	$ 8	$303

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

The net periodic postretirement benefits costs allocated to NSTAR Electric were $33 million, $36 million, and $17.4 million, in 2010, 2009, and 2008, respectively.

4.   Savings Plan

NSTAR Electric contributes proportionately into a defined contribution 401(k) plan for substantially all employees of NSTAR Electric & Gas.  Matching contributions (which are equal to 50% of the employees' deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) included in the accompanying Consolidated Statements of Income amounted to $8.1 million, $7.8 million, and $7.9 million, in 2010, 2009, and 2008, respectively.

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

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
	Current Shares	Redemption	December 31,
Series	Outstanding	Price/Share	2010	2009
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

Note H.  Indebtedness

1.  Long-Term Debt

NSTAR Electric’s long-term debt consisted of the following:

	December 31,
(in thousands)	2010	2009
Debentures:
7.80%, due May 2010	$-	$125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	400,000	400,000
5.75%, due March 2036	200,000	200,000
5.50%, due March 2040	300,000	-
Bonds:
Sewage facility revenue bonds, due through 2015 (HEEC)	6,708	8,358
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	15,000	15,000
Transition Property Securitization Certificates:
7.03%, due through March 2010	-	6,817
4.13%, due September 2011	30,044	118,170
4.40%, due September 2013	144,771	144,771
Total principal	1,796,523	1,718,116
Unamortized debt discount	(8,583)	(4,621)
Unamortized debt premium	3,573	4,093
Amounts due within one year	(47,642)	(183,241)
Total long-term debt	$1,743,871	$1,534,347

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

On August 9, 2007, NSTAR Electric received DPU approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008 and a registration statement on Form S-3 was filed with the SEC.  On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures.  On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009.  On February 13, 2009, NSTAR Electric sold, at a premium of $4.6 million, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with the Debentures issued on November 19, 2007.  NSTAR Electric used the proceeds from the issuance of these securities to finance its capital expenditures, for repayment of short-term debt, and for general working capital purposes.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.  On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series.  On November 17, 2009, NSTAR sold $350 million of fixed rate (4.5%) Debentures due November 15, 2019.  NSTAR used the proceeds from the issuance of these securities for the repayment of outstanding short-term debt balances and general working capital purposes.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015.  Scheduled redemptions of $1.65 million were made in 2010 and 2009.  The interest rate of the bonds was 7.375% for both 2010 and 2009.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are currently redeemable at par.

The Transition Property Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collaterized with separate securitized regulatory assets with combined balances as follows:

	December 31,
(in millions)	2010	2009
Securitized regulatory asset	$182.7	$281.1

NSTAR Electric, as servicing agent for the Funding companies collected the following amounts:

	Years ended December 31,
(in millions)	2010	2009
Customer collections on securitized regulatory assets	$110.7	$173.5

Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis.  These Certificates are non-recourse to NSTAR Electric.  On March 15, 2010, BEC Funding LLC retired its final series of outstanding Transition Property Securitization Certificates.

The aggregate principal amounts of NSTAR Electric’s long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2010 are approximately:

	Years ended December 31,
(in millions)	2011	2012	2013	2014	2015	Thereafter
Aggregate long-term debt principal amounts due	$49	$485	$44	$316	$4	$900

2.  Financial Covenant Requirements and Lines of Credit

NSTAR Electric has no financial covenant requirements under its long-term debt arrangements and its long-term debt is unsecured.   Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times.  The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity.  The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $227.5 million and $341 million outstanding balances at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 46.6% and 46.5%, respectively.

Average aggregate short-term borrowing and associated interest rates (generally money market rates) were as follows:

	Years ended December 31,
(in millions)	2010	2009
Average short-term borrowings	$276.8	$281.4
Short-term average interest rate	0.29%	0.33%

Note I.  Fair Value Measurements

NSTAR Electric discloses fair value measurements pursuant to a framework for measuring fair value in accordance with GAAP.  NSTAR Electric follows a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy are:

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of December 31, 2010.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a)	$-	$-	$2	$2
Total	$-	$-	$2	$2

(a)  -  Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying          Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements
Year Ended December 31, 2010
(in millions)	Renewable Energy Contract

Balance at December 31, 2009	$ -
Total losses included on balance sheet as a regulatory asset	(2)
Balance at December 31, 2010 (Liability)	$ (2)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2010 and 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of December 31, 2010 and 2009 were as follows:

(in thousands)	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term indebtedness
(including current maturities)	$1,791,513	$1,936,680	$1,717,588	$1,801,910

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

NSTAR Electric monitors its service quality continuously, and if it is probable that a liability has been incurred and is estimable, a liability is accrued.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

NSTAR Electric filed its final performance report for 2009 with the DPU on March 1, 2010.  The DPU has approved the 2009 Service Quality Report for NSTAR Electric, and agreed performance levels were sufficient and not in a penalty situation.

NSTAR Electric believes that its service quality performance level for 2010 was not in a penalty situation.  The final performance report is expected to be filed with the DPU by March 1, 2011.

2.  Contractual Commitments

     Leases

NSTAR Electric has leases for facilities and equipment, including agreements for use of transmission facilities of other providers.  The estimated minimum rental commitments under non-cancelable operating leases for the years after 2010 are as follows:

(in thousands)
2011	$14,750
2012	14,032
2013	13,122
2014	9,902
2015	8,865
Years thereafter	9,813
Total lease commitments	$70,484

The total expense for leases and transmission agreements, including short-term rentals, were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Lease and transmission agreements expense	$19.2	$22	$23

     Transmission

NSTAR Electric is a member of ISO-NE and is subject to the terms and conditions of the ISO-NE tariff. NSTAR Electric must pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric.  NSTAR Electric must, along with other transmission owners and market participants, fund a proportionate share of the RTO’s operating and capital expenditures. These payments were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Regional network transmission expense	$235.7	$182.6	$134.6

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

The following represents NSTAR Electric's long-term energy related contractual commitments:

(in millions)	2011	2012	2013	2014	2015	Years Thereafter	Total
Electric capacity obligations	$3	$3	$3	$3	$3	$8	$23
Purchase power buy-out obligations	75	32	27	31	31	10	206
Electric interconnection agreement	3	3	3	3	3	43	58
Renewable energy contracts	58	58	58	57	57	98	386
Total long-term energy related contractual commitments	$139	$96	$91	$94	$94	$159	$673

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric's proportionate share of capital and fixed operating costs of certain generating units. These contracts expire in 2012 and 2019.  In 2010 and 2009, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric's distribution system and are in addition to the costs above.

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

Renewable energy contract obligations represent projected payments under long-term agreements.

3.  Electric Equity Investments

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

The accounting for decommissioning and/or security or protection costs of these three decommissioned nuclear power plants involves estimates from Yankee Companies’ management and reflect total remaining costs of approximately $39 million to be incurred for CY, YA and MY.  Changes in these estimates will not affect NSTAR Electric's results of operations or cash flows because these costs will be collected from customers through NSTAR Electric's transition charge filings with the DPU.

Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively.  This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively.  The DOE appealed this decision to the

United States Court of Appeals for the Federal Circuit which affirmed in part and reversed in part the awards of the earlier Phase I judgments.  The Court of Federal Claims issued a decision on remand on September 7, 2010, which determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively.  NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively.  A final decision on this case after it proceeds through appeals could be received by March 2012.

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

4.  Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.

At December 31, 2010, outstanding guarantees totaled $13.2 million as follows:

(in thousands)
Surety Bonds	$8,842
Hydro-Quebec Transmission Company Guarantees	4,331
Total Guarantees	$13,173

Surety Bonds

As of December 31, 2010, NSTAR Electric has purchased a total of $2.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities.  In addition, NSTAR Electric has purchased approximately $6.4 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program.  NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric's Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody's. These indemnity agreements cover both the performance surety bonds and workers' compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR Electric has issued $4.3 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission Companies, NEH and NHH.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

5.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of December 31, 2010 and 2009, NSTAR Electric had liabilities of $0.9 million and $0.8 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

6.  Regulatory and Legal Proceedings

Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  The rates as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19) %	1.32%	1.74%	2.68%

Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.  The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2010, 2009 or 2008.

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

On November 30, 2009, the DPU denied NSTAR Electric’s petition.  NSTAR Electric refunded the $18.9 million to customers in 2010.  The DPU order had no impact on earnings as the Company did not reflect the amounts collected in revenues.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below.  NSTAR Electric incurred and billed incremental revenue requirements of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively.  During 2010, approximately $16 million was incurred.  These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  The expected recovery amount does not vary materially from the revenue previously recognized.

On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011.  The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to this filing.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC).  A decision by the SJC is expected in late 2011.  As of December 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $23 million, pre-tax.  NSTAR Electric cannot predict the timing of this appeals process.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR Electric’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929.    Based on this evaluation, NSTAR Electric management has evaluated and concluded that NSTAR Electric's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to rules of the SEC.

Item 9B.  Other Information

None

Part III

Item 14.  Principal Accounting Fees and Services

The Company, as a wholly-owned subsidiary of NSTAR, does not directly incur audit fees.  All fees for services performed by NSTAR's independent registered public accounting firm on behalf of NSTAR and its subsidiaries, including NSTAR Electric, are billed to NSTAR.  These audit fees are proportionately allocated among NSTAR and its subsidiaries.  Information regarding audit fees incurred by NSTAR for services provided by its registered public accounting firm will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Report of Independent Registered Public Accounting Firm		35

Consolidated Statements of Income for the years ended December 31,
2010, 2009, and 2008		36

Consolidated Statements of Retained Earnings for the years ended
December 31, 2010, 2009, and 2008		37

Consolidated Balance Sheets as of December 31, 2010 and 2009		38 - 39

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009, and 2008		40

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:	41 - 69

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2010, 2009, and 2008		75

3.	Exhibits:

Refer to the exhibits listing beginning below.

Incorporated by reference unless designated otherwise:

			Exhibit	SEC Docket
Exhibit 2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	(i)	Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of October 16, 2010	2.1.i	001-14768 NSTAR 8-K dated October 18, 2010 (for agreement entered into October 16, 2010)

	(ii)	Amendment 1 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of November 1, 2010	2.1.ii	001-14768 NSTAR Form 10-K for the year ended December 31, 2010

	(iii)	Amendment 2 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of December 16, 2010	2.1.iii	001-14768 NSTAR Form 10-K for the year ended December 31, 2010

Exhibit 3		Articles of Incorporation and By-Laws
3.1		Restated Articles of Organization	3.1	001-02301 Form 10-Q for the quarter ended June 30, 1994

3.2		NSTAR Electric Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999 and January 2, 2007	3.1	001-02301 Form 10-K for the year ended December 31, 2007

Exhibit 4		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Indenture dated September 1, 1988, between NSTAR Electric Company and the Bank of New York (as successor to Bank of Montreal Trust Company)	4.1	001-02301 Form 10-Q for the quarter ended September 30, 1988

4.2		Votes of the Board of Directors of NSTAR Electric Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, floating rate due in 2005)	4.2	001-02301 Form 8-K dated October 11, 2002

4.3		A Form of 4.875% Debenture Due April 15, 2014	4.3	001-02301 Form 8-K dated April 15, 2004

4.4		A Form of 5.75% Debenture Due March 15, 2036	99.2	001-02301 Form 8-K dated March 17, 2006

4.5		A Form of 5.625% Debenture Due November 15, 2017	99.2	001-02301 Form 8-K dated November 20, 2007 and February 13, 2009

4.6		A Form of 5.50% Debenture Due March 15, 2040	99.2	001-02301 Form 8-K dated March 11, 2010

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR Electric Company and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10		Material Contracts
10.1		NSTAR Electric Company Restructuring Settlement Agreement dated July 1997	10.12	001-02301 Form 10-K for the year ended December 31, 1997

10.2		Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P.	10.18	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.3		Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L. P.	10.19	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.4		Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.20	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.5		Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.21	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.6		The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison, ComElectric and Northeast Energy Associates L. P.	10.22	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.7		Purchase and Sale Agreement, dated June 23, 2004, between Boston Edison and Transcanada Energy Ltd. (Ocean State Power Contract)	10.23	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

		Transmission Agreements

10.8		Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004	10.2.1.1	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.9		Transmission Operating Agreement among NSTAR Electric and various electric transmission providers in New England and ISO New England Inc., dated February 1, 2005	10.2.1.2	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.10		Market Participants Service Agreement among NSTAR Electric and various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005	10.2.1.3	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.11		Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005	10.2.1.4	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.12		Participants Agreement among NSTAR Electric, various electric utilities operating in New England, NEPOOL and ISO-New England, Inc., dated February 1, 2005.	10.2.1.5	001-14768 Form 10-K of NSTAR for the year ended December 31, 2006

Exhibit 12		Statement re Computation of Ratios
12.1		Computation of Ratio of Earnings to Fixed Charges for the Year ended December 31, 2010 (filed herewith)

12.2		Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Year ended December 31, 2010 (filed herewith)

Exhibit 21		Subsidiaries of the Registrant	21.1	001-02301 Form 10-K for the year ended December 31, 2007

Exhibit 23		Consent of Independent Registered Public Accounting Firm (filed herewith)

Exhibit 31		Rule 13a - 15/15d-15(e) Certifications
31.1		Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32		Section 1350 Certifications

32.1		Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2		Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SCHEDULE II

NSTAR ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, and 2008

(Dollars in Thousands)

		Additions		Deductions
	Balance at	Provisions			Balance
	Beginning	Charged to		Accounts	At End
Description	of Year	Operations	Recoveries	Written Off	of Year
Allowance for Doubtful Accounts

Year Ended December 31, 2010	$26,379	$29,889	$3,954	$31,189	$29,033
Year Ended December 31, 2009	$25,431	$29,639	$3,642	$32,333	$26,379
Year Ended December 31, 2008	$21,990	$26,475	$3,083	$26,117	$25,431

FORM 10-K	NSTAR ELECTRIC COMPANY	DECEMBER 31, 2010

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: February 14, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 14th day of February 2011.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive
Thomas J. May	Officer and Director

/s/ JAMES J. JUDGE	Senior Vice President,
James J. Judge	Chief Financial Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President/Strategy, Law and
Douglas S. Horan	Policy, General Counsel and Director