Form 10-Q
period 2011-03-31
NSTAR ELECTRIC CO
filed 2011-05-09
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

The number of shares outstanding of the registrant's class of common stock was 100 shares, par value $1 per share, as of May 6, 2011.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended March 31, 2011

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Retained Earnings	5
	Condensed Consolidated Balance Sheets	6 - 7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9 -17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 26
Item 4.	Controls and Procedures	26

Part II. Other Information:
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signature		29

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

The certifications of NSTAR Electric's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
DPUC	Connecticut Department of Public Utility Control
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
OCC	Connecticut Office of Consumer Counsel
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NU	Northeast Utilities
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
ROE	Return on Equity
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
YA	Yankee Atomic Electric Company

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
•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU, other state regulatory agencies, and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, and operation and construction of facilities

•	acquisition and disposition of assets
•	changes in tax laws and policies
•	changes in, and compliance with, environmental and safety laws and policies
•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms and other natural events and disasters
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts and cyber-attacks
•	impact of service quality performance measures, and
•	impact of the expected timing, likelihood and expense of completion of NSTAR’s pending merger with Northeast Utilities, any of which could be adversely affected.

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR Electric.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A, “Risk Factors” and in the accompanying Part 1, Item 1, Notes to Condensed Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating revenues	$597,894	$582,518

Operating expenses:
Purchased power and transmission	279,338	283,946
Operations and maintenance	92,831	85,093
Depreciation and amortization	68,521	80,652
Energy efficiency and renewable energy programs	40,091	17,667
Property and other taxes	29,022	26,233
Total operating expenses	509,803	493,591

Operating income	88,091	88,927

Interest charges (income):
Long-term debt	22,637	21,587
Transition property securitization	2,355	3,763
Interest income and other, net	(7,417)	(6,287)
Total interest charges	17,575	19,063

Other income (deductions):
Other income	1,018	799
Other deductions	(566)	(399)
Total other income	452	400

Income before income taxes	70,968	70,264
Income taxes	28,075	27,552
Net income	$42,893	$42,712

Per share data is not relevant because NSTAR Electric Company's common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Balance at the beginning of the period	$1,158,501	$1,100,086
Net income	42,893	42,712
Subtotal	1,201,394	1,142,798

Deduct dividends declared:
Common stock dividends declared to Parent	50,000	103,300
Preferred stock dividends declared	490	490
Subtotal	50,490	103,790
Balance at the end of the period	$1,150,904	$1,039,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$7,826	$8,964
Restricted cash	-	17,007
Accounts receivable, net of allowance of $27,923 and $29,033, respectively	236,125	227,115
Accrued unbilled revenues	36,682	42,528
Regulatory assets	314,761	354,572
Inventory, at average cost	21,480	18,254
Refundable income taxes	128,340	128,340
Other	33,418	33,735
Total current assets	778,632	830,515

Utility plant:
Electric, plant in service, at original cost	5,506,585	5,468,560
Less: accumulated depreciation	1,380,188	1,351,537
Net electric plant-in-service	4,126,397	4,117,023
Construction work in progress	107,303	87,678
Net utility plant	4,233,700	4,204,701

Other investments:
Equity and other investments	4,650	4,755
Restricted cash - securitization	3,373	3,373
Total other investments	8,023	8,128

Deferred debits:
Regulatory assets	1,643,412	1,653,888
Other deferred debits	38,098	39,706
Total deferred debits	1,681,510	1,693,594

Total assets	$6,701,865	$6,736,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2011	2010
Liabilities and Capitalization

Current liabilities:
Long-term debt	$275	$687
Transition property securitization	69,167	46,955
Notes payable	306,500	227,500
Power contract obligations	58,954	72,553
Accounts payable	139,739	205,467
Payable to affiliates, net	78,919	110,304
Income taxes	73,969	63,622
Accrued interest	25,495	18,587
Other	62,681	58,470
Total current liabilities	815,699	804,145

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,224,345	1,219,810
Power contract obligations	134,905	143,224
Pension liability	258,734	254,014
Regulatory liability - cost of removal	229,298	226,738
Payable to affiliates	67,683	66,702
Other deferred credits	84,274	84,320
Total deferred credits	1,999,239	1,994,808

Capitalization:
Long-term debt:
Long-term debt	1,616,098	1,616,011
Transition property securitization	84,312	127,860
Total long-term debt	1,700,410	1,743,871

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share
(100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,150,904	1,158,501
Total common equity	2,143,517	2,151,114

Total capitalization	3,886,927	3,937,985

Commitments and contingencies

Total liabilities and capitalization	$6,701,865	$6,736,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net income	$42,893	$42,712
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	68,521	80,652
Debt amortization	1,198	1,194
Deferred income taxes	5,796	(4,952)
Net changes in:
Current assets and liabilities	(78,026)	(199)
Regulatory assets	25,851	7,359
Long-term power contract obligations	(21,585)	(31,591)
Deferred debits and credits, net	3,256	(2,608)
Net cash provided by operating activities	47,904	92,567

Investing activities:
Plant expenditures (including AFUDC)	(72,811)	(69,717)
Decrease in restricted cash	17,007	-
Net change in other investments	-	347
Net cash used in investing activities	(55,804)	(69,370)

Financing activities:
Transition property securitization redemptions	(21,336)	(28,583)
Long-term debt issuance	-	300,000
Discount on issuance of long-term debt	-	(4,806)
Debt issuance costs	-	(2,778)
Long-term debt redemptions	(412)	(412)
Net change in notes payable	79,000	(181,000)
Dividends paid	(50,490)	(103,790)
Net cash provided by (used in) financing activities	6,762	(21,369)

Net (decrease) increase in cash and cash equivalents	(1,138)	1,828
Cash and cash equivalents at the beginning of the year	8,964	7,457
Cash and cash equivalents at the end of the period	$7,826	$9,285

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$17,605	$11,632
Income taxes	$13,100	$11,408
Non-cash investing activity:
Plant additions included in accounts payable	$13,498	$6,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric's 2010 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR Electric

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s customers and approximately 300,000 natural gas distribution customers of NSTAR Gas in 51 communities.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

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

2.  Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer.  Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company.  On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement.  Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals.

Regulatory Approvals on Pending Merger with Northeast Utilities

      Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired.  On January 7, 2011, NSTAR and NU filed an application with the Federal Energy Regulatory Commission (FERC), requesting approval of the merger by May 10, 2011.  A filing was made with the Nuclear Regulatory Commission on December 9, 2010.

      Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger.  On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs.  Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.”  The order states that the DPU has flexibility in applying the factors applicable to the standard of review.  NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide net savings for the combined companies of an estimated $780 million in the first ten years following the closing of the merger and provide other customer benefits.  Evidentiary hearings are scheduled to begin on July 6, 2011.  NSTAR and NU expect a ruling from the DPU in the second half of 2011.

     Connecticut

In November 2010, the Connecticut Department of Public Utility Control (DPUC) issued a draft decision finding that it lacks jurisdiction to consider the NSTAR Merger with NU.  In December 2010, the Connecticut Office of Consumer Counsel (OCC) petitioned the DPUC to reconsider its draft decision.  On January 26, 2011, the DPUC issued an Administrative Order stating that it would hold a hearing on the question of jurisdiction.  In February 2011, oral arguments were held and in March 2011, a public information session on the merger was held.  No date has been established for a final decision.  In addition, legislation proposing to give the DPUC jurisdiction over the merger received a joint favorable recommendation from the Connecticut Joint Legislative Energy and Technology Committee in March 2011.

     New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

     Maine

NSTAR and NU are also asking Maine regulators to waive jurisdiction over the merger.  Although neither NSTAR nor NU subsidiaries serve any customers in Maine, Public Service Company of New Hampshire, an NU subsidiary, owns transmission assets in the state that are subject to the jurisdiction of the Maine Public Utilities Commission.  On April 15, 2011, a hearing examiner issued a report rejecting the waiver request, but approving the merger contingent upon approval by the FERC.

3. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 has been prepared from NSTAR Electric's books and records without audit by an independent registered public accounting firm.  However, NSTAR Electric's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2010 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP.  In the opinion of NSTAR Electric's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  All significant intercompany transactions have been eliminated in consolidation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC.  NSTAR Electric is subject to the application of ASC 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three-month periods ended March 31, 2011 and 2010 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

4.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the first quarter are based on the latest available participant census data.  An annual actuarial valuation will be completed during the second quarter, and cost estimates will be adjusted based on the actual actuarial study results.

NSTAR Electric’s Pension Plan and PBOP Plan assets are affected by fluctuations in the financial markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is substantially mitigated by NSTAR Electric’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).  Under the PAM, NSTAR Electric recovers its pension and PBOP expense through a reconciling rate mechanism.  The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan experience.

Pension

NSTAR Electric sponsors the NSTAR Pension Plan (the Plan) that covers substantially all employees.  As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, on the proportion of total direct labor charged to its operating companies.  During the three months ended March 31, 2011, NSTAR contributed $32 million to the Plan.  In addition, $6 million was contributed in April 2011.  NSTAR currently anticipates making additional contributions of approximately $37 million to the Plan during the remainder of 2011.  The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2011	2010
Service cost	$6.9	$6.0
Interest cost	15.2	15.4
Expected return on Plan assets	(17.3)	(15.6)
Amortization of prior service credit	(0.2)	(0.2)
Recognized actuarial loss	11.8	12.5
Net periodic pension benefit cost	$16.4	$18.1

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries.  Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR.  During the three months ended March 31, 2011, NSTAR contributed $7.2 million to this plan.  In addition, $2.4 million was contributed in April 2011. NSTAR currently anticipates contributing approximately $20.4 million for the remainder of 2011 toward these benefits.  NSTAR Electric will fund approximately $5.8 million, $1.9 million, and $16.5 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three-month period ended March 31, 2011 was $7.6 million, as compared to $8 million in the three-month period ended March 31, 2010.

4.   Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Interest on regulatory deferrals	$7,941	$6,716
Income tax items	372	372
Other interest expense	(827)	(879)
Short-term debt	(154)	(135)
AFUDC	85	213
Total interest income and other, net	$7,417	$6,287

5. Variable Interest Entities

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period and has determined these agreements represent variable interests.  NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities.  NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements.  NSTAR Electric’s involvement with these variable interest entities has no material impact on NSTAR Electric’s financial position, financial performance, or cash flows.

6. Subsequent Events

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Condensed Consolidated Financial Statements or disclosed in the accompanying Notes to Condensed Consolidated Financial Statements.

Note B.  Derivative Instruments

     Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets.  NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.1 million and $2.4 million liability as of March 31, 2011 and December 31, 2010, respectively.  NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract.  Changes in the value of the contract have no impact on earnings.  The fair value of the renewable energy contract deemed to be a derivative was as follows:

(in thousands)	March 31, 2011	December 31, 2010
Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities: Power contract obligations	$2,067	$2,400
Total liability for non-hedging derivative instrument	$2,067	$2,400

Note C. Income Taxes

Effective Tax Rate

NSTAR Electric is part of a consolidated tax group.  As such, income tax payments are either due to or from NSTAR (Holding Company).

The following table reconciles the statutory Federal income tax rate to the annual estimated effective income tax rate for 2011 and the actual effective income tax rate for the year ended December 31, 2010:

	2011	2010
Statutory Federal tax rate	35%	35%
State income tax, net of Federal income tax benefit	4	4
Effective tax rate	39%	39%

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals on issues related to its 2001-2007 Federal income tax returns.  NSTAR received notification on January 3, 2011 that the Joint Committee approved the Settlement Agreement.  On April 21, 2011, NSTAR Electric received a refund of approximately $164 million relating to the 2001-2007 tax years.  The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

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

Uncertain Tax Positions

NSTAR Electric did not have a reserve for uncertain tax positions at March 31, 2011 and December 31, 2010.

Interest on Tax Positions

The total amount of accrued interest receivable related to tax matters included in “Other current assets” on the accompanying Condensed Consolidated Balance Sheets was as follows:

	March 31,	December 31,
(in millions)	2011	2010
Accrued tax interest receivable	$ 33.1	$ 32.7

Substantially all of the $33.1 million in accrued tax interest receivable at March 31, 2011 was collected in the April 21, 2011 refund.

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	March 31, 2011
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

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of March 31, 2011 and December 31, 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,769,852	$1,885,530	$1,791,513	$1,936,680

Note E. Commitments and Contingencies

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

NSTAR Electric’s service quality performance levels for 2010 were not in a penalty situation and the final performance report was filed with the DPU on March 1, 2011.

2.  Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2011 and December 31, 2010, NSTAR Electric had liabilities of $0.9 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

3.  Regulatory Proceedings

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval.  From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million.  During 2011, approximately $3.5 million has been incurred through March 31.  These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  The expected recovery amount did not vary materially from the revenue previously recognized.  On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU reconciling the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected to determine the proposed adjustment effective on January 1, 2011.  The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to this filing.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s result of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC).  A decision by the SJC is expected in late 2011.  As of March 31, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $23 million.  NSTAR Electric cannot predict the timing of this appeals process.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous filings, the 2010 filings include a combination of actual and forecasted data for 2010 that NSTAR Electric will update during 2011 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

4.  Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively.  This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively.  The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit that affirmed in part and reversed in part the awards of the earlier Phase I judgments. The Court of Federal Claims issued a decision on remand on September 7, 2010, which determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively. NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively. The DOE filed notice of its appeal of the decision on remand to the United States Court of Appeals for the Federal Circuit on November 8, 2010, and the Yankee Companies filed their notice of cross-appeal on a limited issue on November 19, 2010. The DOE’s brief on appeal was filed February 4, 2011. A final decision on this appeal could be received by March 2012.

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

5.  Legal Matters

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes, and with the MD&A in NSTAR Electric's 2010 Annual Report on Form 10-K.

Business Overview

NSTAR Electric Company is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR.  NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities.  NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric's customers and approximately 300,000 natural gas distribution customers of NSTAR Gas in 51 communities.  NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas.

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

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer.  Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company.  On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement.  Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals.

Regulatory Approvals on Pending Merger with Northeast Utilities

      Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired.  On January 7, 2011, NSTAR and NU filed an application with the Federal Energy Regulatory Commission (FERC), requesting approval of the merger by May 10, 2011.  A filing was made with the Nuclear Regulatory Commission on December 9, 2010.

      Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger.  On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs.  Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.”  The order states that the DPU has flexibility in applying the factors applicable to the standard of review.  NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide net savings for the combined companies of an estimated $780 million in the first ten years following the closing of the merger and provide other customer benefits.  Evidentiary hearings are scheduled to begin on July 6, 2011.  NSTAR and NU expect a ruling from the DPU in the second half of 2011.

     Connecticut

In November 2010, the Connecticut Department of Public Utility Control (DPUC) issued a draft decision finding that it lacks jurisdiction to consider the NSTAR Merger with NU.  In December 2010, the Connecticut Office of Consumer Counsel (OCC) petitioned the DPUC to reconsider its draft decision.  On January 26, 2011, the DPUC issued an Administrative Order stating that it would hold a hearing on the question of jurisdiction.  In February 2011, oral arguments were held and in March 2011, a public information session on the merger was held.  No date has been established for a final decision.  In addition, legislation proposing to give the DPUC jurisdiction over the merger received a joint favorable recommendation from the Connecticut Joint Legislative Energy and Technology Committee in March 2011.

     New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

     Maine

NSTAR and NU are also asking Maine regulators to waive jurisdiction over the merger.  Although neither NSTAR nor NU subsidiaries serve any customers in Maine, Public Service Company of New Hampshire, an NU subsidiary, owns transmission assets in the state that are subject to the jurisdiction of the Maine Public Utilities Commission.  On April 15, 2011, a hearing examiner issued a report rejecting the waiver request, but approving the merger contingent upon approval by the FERC.

Earnings

NSTAR Electric's earnings are impacted by its customers’ requirements for energy in the form of unit sales of electricity, which have an effect on the level of retail distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three-month period ended March 31, 2011 was $42.9 million, as compared to $42.7 million for the same period in 2010, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR Electric's 2010 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structure

a.  Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates.  The rates as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19)%	1.32%	1.74%	2.68%

b.  Regulated Electric Distribution Rates

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

•

a transition charge represents the collection of costs to be collected primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs;

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

c.  Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval.  From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million.  During 2011, approximately $3.5 million has been incurred through March 31.  These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing.  The expected recovery amount did not vary materially from the revenue previously recognized.  On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU reconciling the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected to determine the proposed adjustment effective on January 1, 2011.  The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs.  NSTAR Electric cannot predict the timing of subsequent DPU orders related to this filing.  Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR Electric’s result of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs.  On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC).  A decision by the SJC is expected in late 2011.  As of March 31, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $23 million.  NSTAR Electric cannot predict the timing of this appeals process.  NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous filings, the 2010 filings include a combination of actual and forecasted data for 2010 that NSTAR Electric will update during 2011 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

FERC Transmission ROE

NSTAR Electric earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR Electric’s regional transmission facilities is 11.64%.  Additional incentive adders are available and are decided on a case-by-case basis according to FERC’s national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities.  This 100 basis point adder, when combined with the FERC’s approved ROEs described above, results in a 12.64% ROE for qualified regional investments.  The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.

Other

a. Energy Efficiency Plans

NSTAR Electric administers demand-side management energy efficiency programs.  The Massachusetts Green Communities Act (GCA) directs electric distribution companies to develop three-year energy efficiency plans.  The first three-year plan covering the period 2010 through 2012 was approved by the DPU and is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the historical programs, the new three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not as yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During the first quarter of 2011, NSTAR Electric incurred Energy Efficiency expenses of $40.1 million, inclusive of program administrator incentives.  NSTAR Electric has filed its 2011 Energy Efficiency Plan and anticipates that the program will amount to about $184.3 million in spending, inclusive of program administrator incentives.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2011 and 2010 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Executive Summary of Quarterly Results

Net income was $42.9 million for the quarter ended March 31, 2011 compared to $42.7 million for the same period in 2010.  Major factors on an after-tax basis during the quarter include:

•	Higher electric distribution revenues due to a 3.1% increase in sales offset by the annual inflation rate adjustment ($4.5 million)
•	Higher transmission revenues ($1.8 million)

These increases in earnings factors were partially offset by:

•	Higher depreciation and property taxes ($3.0 million)
•	Higher operations and maintenance expenses ($5.1 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $47.9 million, a decrease of $44.7 million as compared to the same period in 2010.  The decrease primarily reflects the timing of energy supply payments and customer collections related to these energy costs

•	NSTAR Electric invested approximately $72.8 million in capital projects to improve system reliability and capacity
•	NSTAR Electric paid $50 million in common share dividends to NSTAR and retired approximately $21.3 million in securitized debt.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended March 31,
	2011	2010	% Change

Residential	1,741,812	1,675,221	4.0
Commercial, Industrial, and Other	3,612,361	3,517,270	2.7
Total retail sales	5,354,173	5,192,491	3.1

NSTAR Electric’s energy sales in the three months ended March 31, 2011 increased 3.1% compared to 2010 primarily due to favorable weather conditions resulting from a colder winter during 2011 as compared to 2010, and some positive impact of the economic recovery.  Heating degree-days in the Boston area for the three months ended March 31, 2011 were up 11% from the same period in 2010.

Weather and, to a lesser extent, fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR Electric’s residential and small commercial customers.  Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR Electric’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Weather conditions

NSTAR Electric forecasts its electric sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

The demand for electricity is affected by weather.  Weather impacts electric sales primarily during the summer in NSTAR Electric’s service area.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR Electric’s business is sensitive to variations in daily weather, is highly influenced by New England’s seasonal weather variations, and is susceptible to damage from major storms and other natural events and disasters that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  As shown in the table below, weather conditions during the three-month period ended March 31, 2011 measured by heating degree-days were 11% colder for 2011 as compared to 2010.  Similarly, weather conditions were colder than the 30-year average by 1.5% during the first quarter of 2011.  Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Three months ended March 31, 2011	2,913
Three months ended March 31, 2010	2,624
Normal 30-Year Average	2,870

Operating revenues

Operating revenues for the first quarter of 2011 increased $15.4 million, or 2.6%, from the same period in 2010 as follows:

(in millions)	Three Months Ended March 31,		Increase (Decrease)
Operating revenues	2011	2010	Amount	Percent

Retail distribution and transmission	$269.9	$252.7	$17.2	6.8%
Energy, transition, and other	328.0	329.8	(1.8)	(0.5)%
Total operating revenues	$597.9	$582.5	$15.4	2.6%

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

The increase of $17.2 million, or 6.8%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($5.1 million)

•	Increased distribution revenues due to increased sales of 3.1% due to the impact of weather conditions, partially offset by a negative annual inflation rate adjustment ($7.4 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under

Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  Comparable energy, transition, and other revenues is attributable to higher energy efficiency revenues due to the expansion of these programs, offset by lower Basic Service rates in effect due to lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $279.3 million in the first quarter of 2011 compared to $283.9 million in the same period of 2010, a decrease of $4.6 million, or 1.6%.  The decrease in expense reflects lower Basic Service and other energy costs of $11.3 million.  These decreases were partially offset by higher transmission costs of $6.7 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $92.8 million in the first quarter of 2011 compared to $85.1 million in the same period of 2010, an increase of $7.7 million, or 9%.  The increase in expense reflects higher pension and PBOP related PAM amortization costs ($2.5 million).  Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers.  Also contributing to the higher expense were storm-related expenses ($0.8 million), timing of maintenance ($2.1 million) and timing of certain labor-related costs ($2.7 million).

Depreciation and amortization expense was $68.5 million in the first quarter of 2011 compared to $80.7 million in the same period of 2010, a decrease of $12.2 million, or 15.1%.  The decrease primarily reflects lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $40.1 million in the first quarter of 2011 compared to $17.7 million in the same period of 2010, an increase of $22.4 million, or 126.6%.  These costs are in accordance with the new three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive.  NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA.  Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $29.0 million in the first quarter of 2011 compared to $26.2 million in the same period of 2010, an increase of $2.8 million, or 10.7%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $25.0 million in the first quarter of 2011 compared to $25.4 million in the same period of 2010 a decrease of $0.4 million, or 1.6%.  The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt.

Interest income and other, net were $7.4 million of net interest income in the first quarter of 2011 compared to $6.3 million of net interest income in the same period of 2010, an increase of $1.1 million, or 17.5%, due to increased interest income of $1.2 million related to higher regulatory deferrals.

Other income (deductions):

Other income was approximately $1.0 million in the first quarter of 2011 compared to $0.8 million in the same period of 2010, an increase of $0.2 million, or 25%.  The increase relates primarily to higher cash surrender values of insurance policies and higher equity investment earnings.

Other deductions were $0.6 million in the first quarter 2011 compared to $0.4 million in the same period 2010, an increase of $0.2 million, or 50%.

Income tax expense:

Income tax expense was $28.1 million in the first quarter of 2011 compared to $27.6 million in the same period of 2010, an increase of $0.5 million, or 1.8% primarily reflecting higher pre-tax operating income.

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

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5.  Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended March 31, 2011:
Ratio of earnings to fixed charges	6.39
Ratio of earnings to fixed charges and preferred stock dividend requirements	6.13

Item 6.  Exhibits

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:

	Exhibit	12	-	Statement re Computation of Ratios

		12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2011

		12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2011

	Exhibit	15	-	Letter re Unaudited Interim Financial Information

		15.1	-	PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

		31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1	-	Report of Independent Registered Public Accounting Firm *

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

NSTAR Electric Company
(Registrant)

Date: May 9, 2011	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer