Form 10-Q
period 2011-06-30
NSTAR ELECTRIC CO
filed 2011-08-09
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s class of common stock was 100 shares, par value $1 per share, as of August 5, 2011.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended June 30, 2011

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

The certifications of NSTAR Electric’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
DPUC	Connecticut Department of Public Utility Control
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
MPUC	Maine Public Utilities Commission
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
OCC	Connecticut Office of Consumer Counsel
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NU	Northeast Utilities
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
ROE	Return on Equity
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
YA	Yankee Atomic Electric Company

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

•

failures in operational systems or infrastructure, or those of third parties, could disrupt business activities, result in the disclosure of confidential information and adversely affect financial reporting and/or the Company’s reputation

•

catastrophic events that could result from terrorism, cyber attacks, or attempts to disrupt the Company’s business, or the businesses of third parties, that may impact operations in unpredictable ways and adversely affect financial results and liquidity

•	impact of service quality performance measures; and

•

impact of the expected timing and likelihood of completion of the pending merger with Northeast Utilities, any of which could be adversely affected by, among other things, (i) the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending merger; (ii) litigation brought in connection with the pending merger; (iii) the ability to maintain relationships with customers, employees or suppliers, as well as the ability to successfully integrate the businesses; and (iv) the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

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

Part I. Financial Information

Item 1. Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating revenues	$570,944	$579,719	$1,168,838	$1,162,237

Operating expenses:
Purchased power and transmission	243,974	268,218	523,312	552,164
Operations and maintenance	83,714	78,022	176,545	163,115
Depreciation and amortization	68,639	67,097	137,160	147,749
Energy efficiency and renewable energy programs	32,865	21,991	72,956	39,658
Property and other taxes	26,379	24,334	55,401	50,567

Total operating expenses	455,571	459,662	965,374	953,253

Operating income	115,373	120,057	203,464	208,984

Interest charges (income):
Long-term debt	22,620	23,882	45,257	45,469
Transition property securitization	1,982	2,851	4,337	6,614
Interest income and other, net	(8,559)	(11,334)	(15,976)	(17,621)

Total interest charges	16,043	15,399	33,618	34,462

Other income (deductions):
Other income	1,104	399	2,122	1,198
Other deductions	(309)	(420)	(875)	(819)

Total other income (deductions)	795	(21)	1,247	379

Income before income taxes	100,125	104,637	171,093	174,901
Income taxes	39,471	41,936	67,546	69,488

Net income	$60,654	$62,701	$103,547	$105,413

Per share data is not relevant because NSTAR Electric Company’s common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance at the beginning of the period	$1,150,904	$1,039,008	$1,158,501	$1,100,086
Net income	60,654	62,701	103,547	105,413

Subtotal	1,211,558	1,101,709	1,262,048	1,205,499

Deduct dividends declared:
Common stock dividends declared to Holding Company	63,300	28,300	113,300	131,600
Preferred stock dividends declared	490	490	980	980

Subtotal	63,790	28,790	114,280	132,580

Balance at the end of the period	$1,147,768	$1,072,919	$1,147,768	$1,072,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$9,521	$8,964
Restricted cash	—	17,007
Accounts receivable, net of allowance of $27,885 and $29,033, respectively	241,363	227,115
Accrued unbilled revenues	52,942	42,528
Regulatory assets	313,035	354,572
Inventory, at average cost	22,927	18,254
Refundable income taxes	—	128,340
Other	746	33,735

Total current assets	640,534	830,515

Utility plant:
Electric plant in service, at original cost	5,563,463	5,468,560
Less: accumulated depreciation	1,406,868	1,351,537

Net electric plant-in-service	4,156,595	4,117,023
Construction work in progress	131,751	87,678

Net utility plant	4,288,346	4,204,701

Other investments:
Equity and other investments	4,583	4,755
Restricted cash	3,373	3,373

Total other investments	7,956	8,128

Deferred debits:
Regulatory assets	1,595,587	1,653,888
Other deferred debits	31,702	39,706

Total deferred debits	1,627,289	1,693,594

Total assets	$6,564,125	$6,736,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Liabilities and Capitalization

Current liabilities:
Long-term debt	$16,512	$687
Transition property securitization	49,754	46,955
Notes payable	163,000	227,500
Power contract obligations	45,129	72,553
Accounts payable	153,887	205,467
Payable to affiliates, net	79,676	110,304
Income taxes	102,988	63,622
Accrued interest	18,846	18,587
Other	58,847	58,470

Total current liabilities	688,639	804,145

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,236,726	1,219,810
Power contract obligations	125,961	143,224
Pension liability	261,811	254,014
Regulatory liability - cost of removal	231,749	226,738
Payable to affiliates	67,683	66,702
Other deferred credits	84,326	84,320

Total deferred credits	2,008,256	1,994,808

Capitalization:
Long-term debt:
Long-term debt	1,599,537	1,616,011
Transition property securitization	84,312	127,860

Total long-term debt	1,683,849	1,743,871

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share (100 shares issued and outstanding)	—	—
Premium on common stock	992,613	992,613
Retained earnings	1,147,768	1,158,501

Total common equity	2,140,381	2,151,114

Total capitalization	3,867,230	3,937,985

Commitments and contingencies

Total liabilities and capitalization	$6,564,125	$6,736,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$103,547	$105,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,160	147,749
Debt amortization	2,396	2,402
Deferred income taxes	3,413	(8,197)
Net changes in:
Refundable income taxes	128,340	—
Current assets and liabilities	(32,303)	(81,761)
Regulatory assets	52,438	49,531
Long-term power contract obligations	(43,320)	(64,064)
Deferred debits and credits, net	13,581	(5,640)

Net cash provided by operating activities	365,252	145,433

Investing activities:
Plant expenditures (including AFUDC)	(161,625)	(136,168)
Decrease in restricted cash	17,007	—
Proceeds from sale of properties	188	—
Net change in other investment activities	89	3,971

Net cash used in investing activities	(144,341)	(132,197)

Financing activities:
Transition property securitization redemptions	(40,749)	(47,588)
Long-term debt issuances	—	300,000
Discount on issuance of long-term debt	—	(4,806)
Debt issuance costs	—	(2,777)
Long-term debt redemptions	(825)	(125,826)
Net change in notes payable	(64,500)	2,000
Dividends paid	(114,280)	(132,580)

Net cash used in financing activities	(220,354)	(11,577)

Net increase in cash and cash equivalents	557	1,659
Cash and cash equivalents at the beginning of the year	8,964	7,457

Cash and cash equivalents at the end of the period	$9,521	$9,116

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$49,857	$46,573
Income taxes	$(117,262)	$101,875
Non-cash investing activity:
Plant additions included in accounts payable	$18,777	$10,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric’s 2010 Annual Report on Form 10-K.

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

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority’s wastewater treatment facility located on Deer Island in Boston, Massachusetts. NSTAR Electric’s three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC, BEC Funding II LLC, and CEC Funding LLC, all established to facilitate the sales of electric rate reduction certificates at a public offering. The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric’s retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

2. Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement. Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-transaction company and former NSTAR shareholders will own approximately 44 percent of the post-transaction company.

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. NSTAR anticipates that the regulatory approvals can be obtained to permit the merger to close in the fourth quarter of 2011.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. On July 15, 2011, the Massachusetts Department of Energy Resources filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU released a briefing schedule in which final briefs are due on September 19, 2011. NSTAR and NU expect a ruling from the DPU in the fourth quarter of 2011.

Connecticut

On June 1, 2011, the Connecticut Department of Public Utility Control (DPUC) issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

3. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010 has been prepared from NSTAR Electric’s books and records without audit by an independent registered public accounting firm. However, NSTAR Electric’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2010 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP. In the opinion of NSTAR Electric’s management, all adjustments (which are of a normal recurring nature) necessary for a fair statement of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU. In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements are prepared in conformity with GAAP. NSTAR

Electric is subject to the application of ASC 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three and six-month periods ended June 30, 2011 and 2010 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

4. Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the second quarter are based on the latest available participant census data. An annual actuarial valuation was completed during the second quarter, and recognized costs were adjusted based on the actual final study results.

NSTAR Electric’s Pension Plan and PBOP Plan assets are affected by fluctuations in the financial markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is mitigated by NSTAR Electric’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM). Under the PAM, NSTAR Electric recovers its pension and PBOP expense through a reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan experience.

Pension

NSTAR Electric sponsors the NSTAR Pension Plan (the Plan) that covers substantially all employees. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, on the proportion of total direct labor charged to its operating companies. During the six months ended June 30, 2011, NSTAR contributed $50 million to the Plan. In addition, $6 million was contributed in July 2011. NSTAR currently anticipates making additional contributions of approximately $19 million to the Plan during the remainder of 2011. The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Service cost	$6.1	$5.8	$13.0	$11.8
Interest cost	15.3	15.5	30.5	30.9
Expected return on Plan assets	(18.4)	(15.8)	(35.7)	(31.4)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	12.5	12.7	24.3	25.2

Net periodic pension benefit cost	$15.3	$18.0	$31.7	$36.1

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries. Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR. During the six-months ended June 30, 2011, NSTAR contributed $14.9 million to this plan. In addition, $2.5 million was contributed in July 2011. NSTAR currently anticipates contributing approximately $12.6 million for the remainder of 2011 toward these benefits. NSTAR Electric will fund approximately $12.1 million, $2 million, and $10.2 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three and six-month periods ended June 30, 2011 was $5.1 million and $12.8 million, as compared to $8.6 million and $16.6 million in the three and six month periods ended June 30, 2010.

5. Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest on regulatory deferrals	$8,090	$5,565	$16,031	$12,281
Income tax items	(2,311)	6,326	(1,939)	6,698
Other interest income (expense)	2,774	(634)	1,947	(1,513)
Short-term debt	(61)	(148)	(215)	(283)
AFUDC	67	225	152	438

Total interest income and other, net	$8,559	$11,334	$15,976	$17,621

6. Variable Interest Entities

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period. NSTAR Electric has evaluated these agreements under the variable interest accounting guidance and has determined that these agreements represent variable interests. NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities. NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements. NSTAR Electric’s involvement with these variable interest entities has no material impact on NSTAR Electric’s financial position, financial performance, or cash flows.

7. Subsequent Events

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Condensed Consolidated Financial Statements or disclosed in the accompanying Notes to Condensed Consolidated Financial Statements.

Note B. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets. NSTAR Electric has one long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $1 million and $2.4 million liability as of June 30, 2011 and December 31, 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. The fair value of the renewable energy contract deemed to be a derivative was as follows:

(in thousands)	June 30, 2011	December 31, 2010
Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities: Power contract obligations	$1,033	$2,400

Total liability for non-hedging derivative instrument	$1,033	$2,400

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

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR Electric received a $166.8 million refund comprised of an overpayment of tax and accrued interest thereon, relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (CAP) with no adjustments. The 2010 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain.

Uncertain Tax Positions

NSTAR Electric did not have a reserve for uncertain tax positions at June 30, 2011 and December 31, 2010.

Interest on Tax Positions

The total amounts of accrued interest receivable (payable) related to tax matters included in “Other current assets” or “Accrued interest” on the accompanying Condensed Consolidated Balance Sheets were as follows:

(in millions)	June 30, 2011	December 31, 2010
Accrued tax interest (payable) receivable	$(0.3)	$32.7

Note D. Fair Value Measurements

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a)	$—	$—	$1	$1

Total	$—	$—	$1	$1

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a)	$—	$—	$2	$2

Total	$—	$—	$2	$2

(a)	-	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Condensed Consolidated Balance Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of June 30, 2011 and December 31, 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,750,115	$1,900,220	$1,791,513	$1,936,680

Note E. Indebtedness

On August 1, 2011, NSTAR Electric redeemed $15 million of Massachusetts Industrial Finance Agency Bonds, 5.75%, due February 2014, at par.

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

2. Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of June 30, 2011 and December 31, 2010, NSTAR Electric had liabilities of $1.1 million and $0.9 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR Electric’s responsibilities for such sites evolve or are resolved. NSTAR Electric’s ultimate liability for future environmental remediation costs may vary from these estimates. Based on NSTAR Electric’s current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR Electric does not believe that these environmental remediation costs will have a material adverse effect on NSTAR Electric’s consolidated results of operations, financial position, or cash flows.

3. Regulatory Proceedings

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $7 million has been incurred through June 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011 or early 2012. As of June 30, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $22 million. NSTAR Electric cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

5. Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes, and with the MD&A in NSTAR Electric’s 2010 Annual Report on Form 10-K.

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

Harbor Electric Energy Company (HEEC), a wholly owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority’s wastewater treatment facility located on Deer Island in Boston, Massachusetts. NSTAR Electric’s three wholly-owned consolidated special-purpose subsidiaries are BEC Funding LLC (BEC Funding), BEC Funding II, LLC (BEC Funding II) and CEC Funding, LLC (CEC Funding), all established to facilitate the sales of electric rate reduction certificates at a public offering. The certificates of all special-purpose subsidiaries are secured by a portion of the transition charge assessed on NSTAR Electric’s retail customers as permitted by the 1997 Massachusetts Electric Restructuring Act and authorized by the DPU. These certificates are non-recourse to NSTAR Electric. NSTAR Electric has no variable interest entities. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission, and energy efficiency services to customers. However, NSTAR Electric’s earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on purchased power and transmission expenses, but will not affect the Company’s net income as the Company recognizes a corresponding change in revenues.

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement. Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-transaction company and former NSTAR shareholders will own approximately 44 percent of the post-transaction company.

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. NSTAR anticipates that the regulatory approvals can be obtained to permit the merger to close in the fourth quarter of 2011.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. On July 15, 2011, the Massachusetts Department of Energy Resources filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU released a briefing schedule in which final briefs are due on September 19, 2011. NSTAR and NU expect a ruling from the DPU in the fourth quarter of 2011.

Connecticut

On June 1, 2011, the Connecticut Department of Public Utility Control (DPUC) issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

Earnings

NSTAR Electric’s earnings are impacted by its customers’ requirements for energy in the form of unit sales of electricity, which have an effect on the level of retail distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and six-month periods ended June 30, 2011 was $60.7 million and $103.5 million, as compared to $62.7 million and $105.4 million for the same periods in 2010, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR Electric’s 2010 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structure

a. Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment to transition rates. The rates as of January 1 were as follows:

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

c. Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $7 million has been incurred through June 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011 or early 2012. As of March 31, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $22 million. NSTAR Electric cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

a. Energy Efficiency Plan

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

NSTAR Electric incurred Energy Efficiency program expenses of $32.9 million during the second quarter of 2011. These program expenses for the six-month period ended June 30, 2011 for NSTAR Electric were $73 million inclusive of program administrator incentives. NSTAR Electric anticipates that its 2011 Energy Efficiency Plan will amount to approximately $184.3 million in spending, inclusive of program administrator incentives.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2011 and 2010 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Executive Summary of Quarterly Results

Net income was $60.7 million for the quarter ended June 30, 2011 compared to $62.7 million for the same period in 2010. Major factors on an after-tax basis that contributed to the $2 million, or 3.2%, decrease in earnings include:

•	Lower electric distribution revenues due to a 1.8% decrease in sales due to cooler weather and customer conservation ($2.5 million)

•	Higher depreciation and property taxes ($2 million)

•	Higher operations and maintenance expenses ($4.2 million)

These decreases in earnings factors were partially offset by:

•	Higher transmission revenues ($1.4 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

•	Higher Energy Efficiency revenues ($0.5 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $317.4 million, an increase of $264.5 million as compared to the same period in 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $166.8 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower estimated tax payments due to bonus depreciation benefits

•	NSTAR Electric invested approximately $88.8 million in capital projects to improve system reliability and capacity

•	NSTAR Electric paid $63.8 million in common share dividends to NSTAR and retired approximately $19.4 million in securitized debt.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2011	2010	% Change

Residential	1,504,260	1,508,700	(0.3)
Commercial, Industrial, and Other	3,524,043	3,610,897	(2.4)

Total retail sales	5,028,303	5,119,597	(1.8)

NSTAR Electric’s energy sales in the three months ended June 30, 2011 decreased 1.8% compared to 2010 primarily due to unfavorable weather conditions resulting from a cooler spring during 2011 as compared to 2010. Cooling degree-days in the Boston area for the three months ended June 30, 2011 were down 25.5% from the same period in 2010.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. As shown in the table below, weather conditions during the three-month period ended June 30, 2011 measured by heating and cooling degree-days, respectively, were 45.7% higher/colder relating to heating degree-days and 25.5% lower/cooler related to cooling degree-days for 2011 as compared to 2010. Conversely, weather conditions were warmer than the 30-year average by 6.5% and 9.7% for heating and cooling degree-days, respectively, during the second quarter of 2011. Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days (Boston, MA)
Three months ended June 30, 2011	733
Three months ended June 30, 2010	503
Normal 30-Year Average	784

Cooling Degree-Days (Boston, MA)
Three months ended June 30, 2011	193
Three months ended June 30, 2010	259
Normal 30-Year Average	176

Operating revenues

Operating revenues for the second quarter of 2011 decreased $8.8 million, or 1.5%, from the same period in 2010 as follows:

(in millions)	Three Months Ended June 30,		Increase (Decrease)
Operating revenues	2011	2010	Amount	Percent

Retail distribution and transmission	$283.0	$285.3	$(2.3)	(0.8)%
Energy, transition, and other	287.9	294.4	(6.5)	(2.2)%

Total operating revenues	$570.9	$579.7	$(8.8)	(1.5)%

NSTAR Electric’s largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC. Electric retail distribution revenues primarily represent charges to customers for recovery of the Company’s capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company’s distribution substations.

The decrease of $2.3 million, or 0.8%, in retail distribution and transmission revenues is primarily due to lower sales due to customer conservation and cooler weather, partially offset by higher PAM-related recoveries.

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $6.5 million, or 2.2% decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $244 million in the second quarter of 2011 compared to $268.2 million in the same period of 2010, a decrease of $24.2 million, or 9%. The decrease in expense reflects lower Basic Service and other energy costs of $27.1 million. These decreases were partially offset by higher transmission costs of $2.9 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $83.7 million in the second quarter of 2011 compared to $78 million in the same period of 2010, an increase of $5.7 million, or 7.3%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($2.5 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($1 million), and higher labor and labor-related costs ($1.2 million). Partially offsetting these factors was lower bad debt expense ($1.1 million).

Depreciation and amortization expense was $68.6 million in the second quarter of 2011 compared to $67.1 million in the same period of 2010, an increase of $1.5 million, or 2.2%. The increase primarily reflects higher depreciable distribution and transmission plant-in-service, offset by lower amortization costs related to the pay-down of securitized debt.

Energy efficiency and renewable energy programs expense was $32.9 million in the second quarter of 2011 compared to $22 million in the same period of 2010, an increase of $10.9 million, or 49.5%. These costs are in accordance with the new three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $26.4 million in the second quarter of 2011 compared to $24.3 million in the same period of 2010, an increase of $2.1 million, or 8.6%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $24.6 million in the second quarter of 2011 compared to $26.7 million in the same period of 2010, a decrease of $2.1 million, or 7.9%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $125 million, 7.80% Debentures in May 2010.

Interest income and other, net were $8.6 million of net interest income in the second quarter of 2011 compared to $11.3 million of net interest income in the same period of 2010, a decrease of $2.7 million, or 23.9%, due to decreased interest income on tax issues of $8.6 million, partially offset by higher interest income of $2.5 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Other income was approximately $1.1 million in the second quarter of 2011 compared to $0.4 million in the same period of 2010, an increase of $0.7 million. The increase relates primarily to higher cash surrender values of insurance policies and higher equity investment earnings.

Other deductions were $0.3 million in the second quarter 2011 compared to $0.4 million in the same period 2010, a decrease of $0.1 million.

Income tax expense:

Income tax expense was $39.5 million in the second quarter of 2011 compared to $41.9 million in the same period of 2010, a decrease of $2.4 million, or 5.7% primarily reflecting lower pre-tax operating income in 2011.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Executive Summary of Quarterly Results

Net income was $103.5 million for the first half of 2011 compared to $105.4 million for the same period in 2010. Major factors on an after-tax basis that contributed to the $1.9 million, or 1.8%, decrease in earnings during the first half of 2011 include:

•	Higher depreciation and property taxes ($5.1 million)

•	Higher operations and maintenance expenses ($9.8 million)

These decreases in earnings factors were partially offset by:

•	Higher electric distribution revenues due to a 0.7% increase in sales offset by the annual inflation rate adjustment ($2 million)

•	Higher transmission revenues ($3.2 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

•	Higher interest income on regulatory deferrals ($2.3 million)

Significant cash flow events during the first half of 2011 include the following:

•

Cash flows from operating activities provided approximately $365.3 million, an increase of $219.9 million as compared to the same period in 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $166.8 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower estimated tax payments due to bonus depreciation benefits

•	NSTAR Electric invested approximately $161.6 million in capital projects to improve system reliability and capacity

•	NSTAR Electric paid $114.3 million in common share dividends to NSTAR and retired approximately $40.7 million in securitized debt.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2011	2010	% Change

Residential	3,246,072	3,183,921	2.0
Commercial, Industrial, and Other	7,136,404	7,128,167	0.1

Total retail sales	10,382,476	10,312,088	0.7

NSTAR Electric’s energy sales in the first half of 2011 increased 0.7% compared to 2010 primarily due to favorable weather conditions in the first quarter of 2011 resulting from a colder winter as compared to 2010, but offset by a cooler second quarter of 2011. Heating degree-days in the Boston area for the first half of 2011 were up 16.6% from the same period in 2010.

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

As shown in the table below, weather conditions during the six-month period ended June 30, 2011 measured by heating degree-days and cooling degree-days, respectively, were 16.6% higher/colder relating to heating degree-days and 25.5% lower/cooler related to cooling degree-days for 2011 as compared to 2010. During the first half of 2011, weather conditions compared to the normal 30-year average were 0.2% lower/warmer and 9.7% higher/warmer for heating and cooling degree-days, respectively. Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days (Boston MA)
Six months ended June 30, 2011	3,646
Six months ended June 30, 2010	3,127
Normal 30-Year Average	3,654

Cooling Degree-Days (Boston, MA)
Six months ended June 30, 2011	193
Six months ended June 30, 2010	259
Normal 30-Year Average	176

Operating revenues

Operating revenues for the first half of 2011 increased $6.6 million, or 0.6%, from the same period in 2010 as follows:

(in millions)	Six Months Ended June 30,		Increase (Decrease)
Operating revenues	2011	2010	Amount	Percent

Retail distribution and transmission	$552.9	$540.7	$12.2	2.3%
Energy, transition, and other	615.9	621.5	(5.6)	(0.9)%

Total operating revenues	$1,168.8	$1,162.2	$6.6	0.6%

NSTAR Electric’s largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC. Electric retail distribution revenues primarily represent charges to customers for recovery of the Company’s capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company’s distribution substations.

The increase of $12.2 million, or 2.3%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($4.8 million)

•	Increased distribution revenues due to increased sales of 0.7% due to the impact of weather conditions, partially offset by a negative annual inflation rate adjustment ($3.3 million)

•	Increased PAM-related recovery revenues due to increased amortization of previously deferred costs ($4.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $5.6 million, or 0.9% decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $523.3 million in the first half of 2011 compared to $552.2 million in the same period of 2010, a decrease of $28.9 million, or 5.2%. The decrease in expense reflects lower Basic Service and other energy costs of $38.5 million. These decreases were partially offset by higher transmission costs of $9.6 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $176.5 million in the first half of 2011 compared to $163.1 million in the same period of 2010, an increase of $13.4 million, or 8.2%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($5.2 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($1.9 million), higher maintenance costs ($2.2 million) and higher labor and labor-related costs ($3.9 million).

Depreciation and amortization expense was $137.2 million in the first half of 2011 compared to $147.7 million in the same period of 2010, a decrease of $10.5 million, or 7.1%. The decrease primarily reflects the lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $73 million in the first half of 2011 compared to $39.7 million in the same period of 2010, an increase of $33.3 million, or 83.9%. These costs are in accordance with the new three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR Electric’s participation in the Forward Capacity Market.

Property and other taxes expense was $55.4 million in the first half of 2011 compared to $50.6 million in the same period of 2010, an increase of $4.8 million, or 9.5%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $49.6 million in the first half of 2011 compared to $52.1 million in the same period of 2010, a decrease of $2.5 million, or 4.8%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $125 million, 7.80% Debentures in May 2010. These reductions in interest expense were partially offset by higher expense for NSTAR Electric’s $300 million 5.50% Debentures issued in March 2010.

Interest income and other, net were $16 million of net interest income in the first half of 2011 compared to $17.6 million of net interest income in the same period of 2010, a decrease of $1.6 million, or 9.1%, due to decreased interest income on tax issues of $8.6 million, partially offset by higher interest income of $3.8 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Other income was approximately $2.1 million in the first half of 2011 compared to $1.2 million in the same period of 2010, an increase of $0.9 million. The increase relates primarily to higher cash surrender values of insurance policies and higher equity investment earnings.

Other deductions were $0.9 million in the first half 2011 compared to $0.8 million in the same period 2010, an increase of $0.1 million.

Income tax expense:

Income tax expense was $67.5 million in the first half of 2011 compared to $69.5 million in the same period of 2010, a decrease of $2 million, or 2.9%, primarily reflecting lower pre-tax operating income in 2011.

Item 4. Controls and Procedures

NSTAR Electric’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSTAR Electric carried out an evaluation, under the supervision and with the participation of NSTAR Electric’s management, including NSTAR Electric’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR Electric’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR Electric’s disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR Electric’s information required to be disclosed by NSTAR Electric in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in NSTAR Electric’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during NSTAR Electric’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, NSTAR Electric’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, or cash flows.

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5.	Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended June 30, 2011:

Ratio of earnings to fixed charges	6.30
Ratio of earnings to fixed charges and preferred stock dividend requirements	6.04

Item 6.	Exhibits

a)	Exhibits:

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	12	-	Statement re Computation of Ratios

	12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2011

	12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended June 30, 2011

Exhibit	15	-	Letter re Unaudited Interim Financial Information

	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

	31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1	-	Report of Independent Registered Public Accounting Firm *

		*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit	101.INS	-	XBRL Instance Document

Exhibit	101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: August 9, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer