Form 10-Q
period 2011-09-30
NSTAR ELECTRIC CO
filed 2011-11-07
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s class of common stock was 100 shares, par value $1 per share, as of November 5, 2011.

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this

Form 10-Q with the reduced disclosure format.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended September 30, 2011

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
DPUC	Connecticut Department of Public Utility Control
EFSB	Massachusetts Energy Facilities Siting Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
MPUC	Maine Public Utilities Commission
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
PCAOB	Public Company Accounting Oversight Board (United States)
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenues
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NETOs	New England Transmission Owners
NU	Northeast Utilities
OATT	New England ISO Open Access Transmission Tariff

Glossary of Terms (continued)

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
ROE	Return on Equity
SEMA	Southeastern Massachusetts Transmission Project
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
YA	Yankee Atomic Electric Company

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

•

failures in operational systems or infrastructure, or those of third parties, that disrupt business activities, result in the disclosure of confidential information or otherwise adversely affect financial reporting and/or the Company’s reputation

•

catastrophic events that could result from terrorism, cyber attacks, or attempts to disrupt the Company’s business, or the businesses of third parties, that may impact operations in unpredictable ways and adversely affect financial results and liquidity

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

Part I. Financial Information

Item 1. Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	$751,319	$750,365	$1,920,157	$1,912,602

Operating expenses:
Purchased power and transmission	318,525	341,730	841,837	893,894
Operations and maintenance	93,416	84,847	269,961	247,962
Depreciation and amortization	67,779	66,978	204,939	214,727
Energy efficiency programs	59,204	42,879	132,160	82,537
Property and other taxes	28,537	27,188	83,938	77,755

Total operating expenses	567,461	563,622	1,532,835	1,516,875

Operating income	183,858	186,743	387,322	395,727

Interest charges (income):
Long-term debt	22,591	22,637	67,848	68,106
Transition property securitization	1,891	2,781	6,228	9,395
Interest income and other, net	(6,410)	(6,468)	(22,386)	(24,089)

Total interest charges	18,072	18,950	51,690	53,412

Other income (deductions):
Other income	680	1,175	2,802	2,373
Other deductions	(1,077)	(264)	(1,952)	(1,083)

Total other income (deductions)	(397)	911	850	1,290

Income before income taxes	165,389	168,704	336,482	343,605
Income taxes	65,569	66,357	133,115	135,845

Net income	$99,820	$102,347	$203,367	$207,760

Per share data is not relevant because NSTAR Electric Company’s common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at the beginning of the period	$1,147,768	$1,072,919	$1,158,501	$1,100,086
Net income	99,820	102,347	203,367	207,760

Subtotal	1,247,588	1,175,266	1,361,868	1,307,846

Deduct dividends declared:
Common stock dividends declared to Holding Company	28,300	28,300	141,600	159,900
Preferred stock dividends declared	490	490	1,470	1,470

Subtotal	28,790	28,790	143,070	161,370

Balance at the end of the period	$1,218,798	$1,146,476	$1,218,798	$1,146,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2011	December 31, 2010

Assets

Current assets:
Cash and cash equivalents	$10,043	$8,964
Restricted cash	—	17,007
Accounts receivable, net of allowance of $27,412 and $29,033, respectively	277,216	227,115
Accrued unbilled revenues	48,333	42,528
Regulatory assets	274,773	331,772
Inventory, at average cost	22,924	18,254
Refundable income taxes	—	128,340
Other	376	33,735

Total current assets	633,665	807,715

Utility plant:
Electric plant in service, at original cost	5,616,377	5,468,560
Less: accumulated depreciation	1,433,134	1,351,537

Net electric plant-in-service	4,183,243	4,117,023
Construction work in progress	157,982	87,678

Net utility plant	4,341,225	4,204,701

Other investments:
Equity and other investments	4,464	4,755
Restricted cash	3,373	3,373

Total other investments	7,837	8,128

Deferred debits:
Regulatory assets	1,561,912	1,676,688
Other deferred debits	30,503	39,706

Total deferred debits	1,592,415	1,716,394

Total assets	$6,575,142	$6,736,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2011	December 31, 2010

Liabilities and Capitalization

Current liabilities:
Long-term debt	$1,100	$687
Transition property securitization	68,872	46,955
Notes payable	82,500	227,500
Power contract obligations	32,976	72,553
Accounts payable	169,534	205,467
Payable to affiliates, net	95,424	110,304
Income taxes	131,066	63,622
Accrued interest	26,107	18,587
Other	52,880	58,470

Total current liabilities	660,459	804,145

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,250,576	1,219,810
Power contract obligations	118,523	143,224
Pension liability	265,709	254,014
Regulatory liability - cost of removal	234,470	226,738
Payable to affiliates	67,683	66,702
Other deferred credits	80,192	84,320

Total deferred credits	2,017,153	1,994,808

Capitalization:
Long-term debt:
Long-term debt	1,599,626	1,616,011
Transition property securitization	43,493	127,860

Total long-term debt	1,643,119	1,743,871

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share (100 shares issued and outstanding)	—	—
Premium on common stock	992,613	992,613
Retained earnings	1,218,798	1,158,501

Total common equity	2,211,411	2,151,114

Total capitalization	3,897,530	3,937,985

Commitments and contingencies

Total liabilities and capitalization	$6,575,142	$6,736,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$203,367	$207,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,939	214,727
Debt amortization	3,706	3,601
Deferred income taxes	5,063	5,180
Net changes in:
Refundable income taxes	128,340	—
Current assets and liabilities	(467)	(49,537)
Regulatory assets	102,547	114,906
Long-term power contract obligations	(63,518)	(96,946)
Deferred debits and credits, net	8,040	(30,250)

Net cash provided by operating activities	592,017	369,441

Investing activities:
Plant expenditures (including AFUDC)	(241,819)	(208,054)
Decrease (increase) in restricted cash	17,007	(12,400)
Proceeds from sale of properties	188	—
Net change in other investment activities	443	3,962

Net cash used in investing activities	(224,181)	(216,492)

Financing activities:
Transition property securitization redemptions	(62,450)	(72,289)
Long-term debt issuances	—	300,000
Discount on issuance of long-term debt	—	(4,806)
Debt issuance costs	—	(3,022)
Long-term debt redemptions	(16,237)	(126,239)
Net change in notes payable	(145,000)	(83,500)
Dividends paid	(143,070)	(161,370)

Net cash used in financing activities	(366,757)	(151,226)

Net increase in cash and cash equivalents	1,079	1,723
Cash and cash equivalents at the beginning of the year	8,964	7,457

Cash and cash equivalents at the end of the period	$10,043	$9,180

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$66,107	$64,477
Income taxes	$(94,088)	$150,871
Non-cash investing activity:
Plant additions included in accounts payable	$29,418	$12,160

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

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR Electric

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities. NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s customers and approximately 300,000 natural gas distribution customers of NSTAR Gas in 51 communities. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries—NSTAR Electric & Gas.

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

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. NSTAR believes that the merger can be completed in 2011, but it is possible that the closing of the merger may be delayed to early 2012. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. The NRC held a public meeting on September 20, 2011 at which time the NRC indicated it would complete its review by the end of November 2011. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU (the Joint Petitioners) filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and Joint Petitioner briefs and reply briefs culminating in the delivery of the final Joint Petitioner reply briefs on September 19, 2011. Subsequently, the Joint Petitioners have agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final Joint Petitioner reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU has scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, at which time the Joint Petitioners and intervenors will be allowed the opportunity for oral argument of their positions regarding the Motion to Stay.

The Joint Petitioners have provided extensive information in the DPU proceeding including testimony, exhibits and submission of detailed written responses to nearly 1,000 information requests from the DPU and intervenors.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

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

3. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010, has been prepared from NSTAR Electric’s books and records without audit by an independent registered public accounting firm. However, NSTAR Electric’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2010 was derived from the audited consolidated financial statements of NSTAR Electric, but does not include all disclosures required by GAAP. In the opinion of NSTAR Electric’s management, all adjustments (which are of a normal recurring nature) necessary for a fair statement of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation. Certain immaterial reclassifications have been made to prior year amounts to conform to the current year’s presentation. These include the classification of a portion of regulatory assets as of December 31, 2010 from current to non-current on the accompanying Condensed Consolidated Balance Sheets.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU. In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements are prepared in conformity with GAAP. NSTAR Electric is subject to the application of ASC 980, Regulated Operations, which considers the effects of regulation resulting from differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation that are based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three and nine-month periods ended September 30, 2011 and 2010 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

4. Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the third quarter are based on the 2011 annual actuarial valuation.

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

Pension

NSTAR Electric sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR operating companies, including NSTAR Electric, on the proportion of total direct labor charged to its operating companies. During the nine months ended September 30, 2011, NSTAR contributed $68 million to the Plan. In addition, $6 million was contributed in October 2011. NSTAR currently anticipates making additional contributions of approximately $1 million to the Plan during the remainder of 2011. The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Service cost	$6.5	$5.9	$19.5	$17.7
Interest cost	15.2	15.4	45.7	46.3
Expected return on Plan assets	(17.8)	(15.7)	(53.5)	(47.1)
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized actuarial loss	12.2	12.7	36.5	37.9

Net periodic pension benefit cost	$15.9	$18.1	$47.6	$54.2

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

NSTAR Electric participates in the Plan trusts with other NSTAR subsidiaries. Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR. During the nine months ended September 30, 2011, NSTAR contributed $22.5 million to this plan. In addition, $2.7 million was contributed in October 2011. NSTAR currently anticipates contributing approximately $4.8 million for the remainder of 2011 toward these benefits. NSTAR Electric will fund approximately $18.2 million, $2.2 million, and $3.9 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three and nine-month periods ended September 30, 2011 was $6.4 million and $19.2 million, as compared to $8.4 million and $25 million in the three and nine-month periods ended September 30, 2010.

5. Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest on regulatory deferrals	$6,896	$6,963	$22,927	$19,244
Income tax items	(83)	372	(2,022)	7,070
Other interest income (expense)	(456)	(922)	1,491	(2,435)
Short-term debt	(32)	(169)	(247)	(452)
AFUDC	85	224	237	662

Total interest income and other, net	$6,410	$6,468	$22,386	$24,089

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

Note B. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Condensed Consolidated Balance Sheets. NSTAR Electric has one long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $1.6 million and $2.4 million liability as of September 30, 2011 and December 31, 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. The fair value of the long-term renewable energy contract deemed to be a derivative was as follows:

(in thousands)	September 30, 2011	December 31, 2010
Renewable Energy Contract – Non-hedging instrument
Condensed Consolidated Balance Sheet Account:
Deferred credits and other liabilities: Power contract obligations	$1,640	$2,400

Total liability for non-hedging derivative instrument	$1,640	$2,400

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

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR Electric received a $166.8 million refund from the IRS relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2010 Federal income tax return is being reviewed under the IRS Compliance Assurance Process (CAP). CAP accelerates the examination of the return in order to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain. All years prior to 2010 have been examined by the IRS.

Uncertain Tax Positions

NSTAR Electric did not have a reserve for uncertain tax positions at September 30, 2011 and December 31, 2010.

Interest on Tax Positions

The total amounts of accrued interest receivable (payable) related to tax matters included in “Other current assets” or “Accrued interest” on the accompanying Condensed Consolidated Balance Sheets were as follows:

(in millions)	September 30, 2011	December 31, 2010
Accrued tax interest (payable) receivable	$(0.7)	$32.7

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. The financial liability is classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Liability:
Renewable Energy Contract (a)	$—	$—	$2	$2

Total	$—	$—	$2	$2

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Liability:
Renewable Energy Contract (a)	$—	$—	$2	$2

Total	$—	$—	$2	$2

(a)	-	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Condensed Consolidated Balance Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of September 30, 2011 and December 31, 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$1,713,091	$1,958,880	$1,791,513	$1,936,680

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

NSTAR Electric’s service quality performance levels for 2010 were not in a penalty situation. The final performance report was filed with the DPU on March 1, 2011.

2. Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of September 30, 2011 and December 31, 2010, NSTAR Electric had liabilities of $1.4 million and $0.9 million, respectively, for these environmental sites. This estimated liability is based on an evaluation of all currently available facts with respect to these sites.

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

3. Regulatory Proceedings

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $11 million has been incurred through September 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). Briefs were filed during the summer of 2011 and oral arguments are anticipated by the end of 2011. A decision by the SJC is expected in the first half of 2012. As of September 30, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR Electric cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a SIP adjustment factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2011 filings include a combination of actual and forecasted data for 2011 that NSTAR Electric will update during 2012 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

4. Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, Connecticut Yankee (CY), Yankee Atomic (YA) and Maine Yankee (MY) (the Yankee Companies). The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The case has been going through the appeal process in the Federal courts, and a final decision on this appeal could be received by March 2012.

In 2009, the Yankee Companies also filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel generated in years after 2001 for CY and YA and after 2002 for MY (DOE Phase II Damages). Claim amounts applicable to Phase II for NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

NSTAR Electric cannot predict the ultimate outcome of these pending decisions. However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

5. FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts, along with various ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14 percent base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the various investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that provide transmission service to ISO-New England, which serves as the regional transmission organization for New England.

On October 20, 2011, NSTAR Electric along with the other NETOs, filed their response with the FERC. In that response, the NETOs defended the appropriateness of the current FERC-approved Base ROE. The NETOs requested that the FERC summarily dismiss the complaint. Should any unfavorable ruling by FERC result in a reduction of the Base ROE, the exposure would be limited to OATT rates assessed following the complaint date of September 30, 2011. NSTAR Electric cannot predict the timing or outcome of this proceeding.

6. Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

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

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. NSTAR believes that the merger can be completed in 2011, but it is possible that the closing of the merger may be delayed to early 2012. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. The NRC held a public meeting on September 20, 2011 at which time the NRC indicated it would complete its review by the end of November 2011. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU (the Joint Petitioners) filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and Joint Petitioner briefs and reply briefs culminating in the delivery of the final Joint Petitioner reply briefs on September 19, 2011. Subsequently, the Joint Petitioners have agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final Joint Petitioner reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU has scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, at which time the Joint Petitioners and intervenors will be allowed the opportunity for oral argument of their positions regarding the Motion to Stay.

The Joint Petitioners have provided extensive information in the DPU proceeding including testimony, exhibits and submission of detailed written responses to nearly 1,000 information requests from the DPU and intervenors.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

Recent Major Storm Events and Service Restoration

In late August 2011, Tropical Storm Irene (Irene) presented a severe weather event of heavy rains and damaging winds to Massachusetts and the Eastern Seaboard. Irene caused considerable damage in NSTAR Electric’s service territory. Approximately 500,000 customer outages occurred on the NSTAR Electric system in the aftermath of Irene. This represents the most severe damage event on the NSTAR Electric system in nearly 20 years.

NSTAR Electric’s DPU-approved storm accounting mechanism helps to reduce the volatility of the earnings impact of severe storm restoration events. The Company is permitted to spread the incremental costs of severe storm restoration over several periods. NSTAR Electric currently estimates the incremental cost of Irene to be approximately $30 million.

On September 15, 2011, the DPU, on its own initiative, initiated an investigation into the efforts of NSTAR Electric and one other Massachusetts electric company to restore power to their customers in the aftermath of Irene. NSTAR Electric filed a Final Event Report with the DPU on October 3, 2011.

In late October 2011, an unprecedented early snowstorm brought heavy, wet snow and strong winds to the region, impacting the electric service of approximately 200,000 customers. NSTAR Electric is still in the process of estimating the total cost of restoration for this event.

Business Overview

NSTAR Electric Company is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities. NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s customers and approximately 300,000 natural gas distribution customers of NSTAR Gas in 51 communities. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries—NSTAR Electric & Gas.

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

Earnings

NSTAR Electric’s earnings are impacted by its customers’ requirements for energy in the form of unit sales of electricity, which directly determine the level of retail distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and nine-month periods ended September 30, 2011 was $99.8 million and $203.4 million, as compared to $102.3 million and $207.8 million for the same periods in 2010, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR Electric’s 2010 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structure

a. Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment to transition rates. The adjustment will be 0.96% effective January 1, 2012. The adjustments as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19)%	1.32%	1.74%	2.68%

b. Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, a net-metering reconciliation surcharge to collect the lost revenues and credits associated with net-metering facilities installed by customers, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency program costs and lost base revenues in addition to those charges recovered in the energy conservation charge;

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

c. Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $11 million has been incurred through September 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). Briefs were filed during the summer of 2011 and oral arguments are anticipated by the end of 2011. A decision by the SJC is expected in the first half of 2012. As of September 30, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR Electric cannot predict the timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a SIP adjustment factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2011 filings include a combination of actual and forecasted data for 2011 that NSTAR Electric will update during 2012 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

FERC Transmission ROE

NSTAR Electric earns an 11.14% ROE on local transmission facility investments. The ROE on NSTAR Electric’s regional transmission facilities is 11.64%. Additional incentive adders are available and are decided on a case-by-case basis in accordance with the FERC’s most recent national transmission incentive rules. The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities. A 100 basis point adder, when combined with the FERC’s approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.

FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts, along with various ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14 percent base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the various investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that provide transmission service to ISO-New England, which serves as the regional transmission organization for New England.

On October 20, 2011, NSTAR Electric along with the other NETOs, filed their response with the FERC. In that response, the NETOs vigorously defended the appropriateness of the current FERC-approved Base ROE. The NETOs requested that the FERC summarily dismiss the complaint. Should any unfavorable ruling by FERC result in a reduction of the Base ROE, the exposure would be limited to OATT rates assessed following the complaint date of September 30, 2011. NSTAR Electric cannot predict the timing or outcome of this proceeding.

Other

a. Energy Efficiency Plan

NSTAR Electric administers demand-side management energy efficiency programs. The Massachusetts Green Communities Act (GCA) directs electric distribution companies to develop three-year energy efficiency plans. The first three-year plan covering the period 2010 through 2012 was approved by the DPU and represents a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the current three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement Lost Base Revenue (LBR) rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric incurred recoverable Energy Efficiency program expenses of $59.2 million during the third quarter of 2011. These program expenses for the nine-month period ended September 30, 2011 for NSTAR Electric were $132.2 million inclusive of program administrator incentives. NSTAR Electric anticipates that its 2011 Energy Efficiency Plan will amount to approximately $184.3 million in recoverable expenses, inclusive of program administrator incentives.

b. Transmission Capital Improvement Project – Lower SEMA

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On October 19, 2011, the Reliability Committee of the ISO voted to recommend approval for all costs associated with the project to be recovered from customers throughout the New England region under the ISO-NE regional transmission tariff. A pending application to the Massachusetts Energy Facilities Siting Board (EFSB) is in process. NSTAR Electric must receive approval of the EFSB in order to proceed with construction. Hearings were held in the summer of 2011 and briefs have been filed. NSTAR Electric awaits the decision of the EFSB, which is anticipated by year-end or early January 2012. NSTAR Electric anticipates completing the project in late 2012 at an approximate cost of $110 million.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2011 and 2010 and should be read in conjunction with the accompanying

Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Executive Summary of Quarterly Results

Net income was $99.8 million for the quarter ended September 30, 2011 compared to $102.3 million for the same period in 2010. Major factors on an after-tax basis that contributed to the $2.5 million, or 2.4%, decrease in earnings include:

•	Lower electric distribution revenues (2.1% decrease in sales) due to cooler summer weather and the impact of NSTAR Electric’s Energy Efficiency programs ($5.2 million)

•	Higher depreciation and property taxes ($1.3 million)

•	Higher operations and maintenance expenses ($3.5 million)

These decreases in earnings factors were partially offset by:

•	Higher transmission revenues ($4.2 million)

•	Higher lost base revenues related to the impact of Energy Efficiency programs ($3.6 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $226.8 million, an increase of $2.8 million as compared to the same period in 2010. The increase primarily reflects the timing of energy supply payments and customer collections related to these energy costs and lower estimated tax payments as a result of accelerated tax depreciation benefits in 2011

•	NSTAR Electric invested approximately $80.2 million in capital projects to improve system reliability and capacity

•	NSTAR Electric paid $28.3 million in common share dividends to NSTAR and retired approximately $21.7 million in securitized debt and $15.4 million in other long-term debt.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2011	2010	% Change

Residential	1,952,728	2,032,255	(3.9)
Commercial, Industrial, and Other	4,103,767	4,151,997	(1.2)

Total retail sales	6,056,495	6,184,252	(2.1)

NSTAR Electric’s energy sales in the three months ended September 30, 2011 decreased 2.1% compared to 2010 primarily due to a cooler summer during 2011 as compared to 2010. Cooling degree-days in the Boston area for the three months ended September 30, 2011 were down 2.6% from the same period in 2010.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. The table below shows weather conditions during the three-month period ended September 30, 2011 measured by heating and cooling degree-days, respectively. Cooling degree-days were 2.6% lower for 2011 as compared to 2010, unfavorably impacting revenues from electric sales. Weather conditions were warmer than the 30-year average by 54.2% and 33.1% for heating and cooling degree-days, respectively, during the third quarter of 2011. Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days (Boston, MA)
Three months ended September 30, 2011	44
Three months ended September 30, 2010	34
Normal 30-Year Average	96

Cooling Degree-Days (Boston, MA)
Three months ended September 30, 2011	789
Three months ended September 30, 2010	810
Normal 30-Year Average	593

Operating revenues

Operating revenues for the third quarter of 2011 increased $0.9 million, or 0.1%, from the same period in 2010 as follows:

(in millions)	Three Months Ended September 30,		Increase (Decrease)
Operating revenues	2011	2010	Amount	Percent

Retail distribution and transmission	$377.1	$384.8	$(7.7)	(2.0)%
Energy, transition, and other	374.2	365.6	8.6	2.4%

Total operating revenues	$751.3	$750.4	$0.9	0.1%

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

The decrease of $7.7 million, or 2%, in retail distribution and transmission revenues is primarily due to lower sales due to cooler weather and energy efficiency programs.

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The $8.6 million, or 2.4% increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of these programs, partly offset by lower sales and lower average Basic Service rates in effect due to lower energy costs. NSTAR Electric recognized $5.9 million during the quarter ended September 30, 2011 of LBR relating to the impacts of the Energy Efficiency Programs implemented under the GCA. LBR is subject to DPU approval and NSTAR Electric is collecting LBR in rates.

Operating expenses

Purchased power and transmission expense was $318.5 million in the third quarter of 2011 compared to $341.7 million in the same period of 2010, a decrease of $23.2 million, or 6.8%. The decrease in expense reflects lower Basic Service and other energy costs of $18.3 million and lower transmission costs of $4.9 million due to a decrease in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $93.4 million in the third quarter of 2011 compared to $84.8 million in the same period of 2010, an increase of $8.6 million, or 10.1%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($2.6 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($1.9 million), higher labor and labor-related costs ($1.3 million) and higher transmission costs ($2.4 million).

Depreciation and amortization expense was $67.8 million in the third quarter of 2011 compared to $67 million in the same period of 2010, an increase of $0.8 million, or 1.2%. The increase primarily reflects higher depreciable distribution and transmission plant-in-service, offset by lower amortization costs related to the pay-down of securitized debt.

Energy efficiency programs expense was $59.2 million in the third quarter of 2011 compared to $42.9 million in the same period of 2010, an increase of $16.3 million, or 38%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA.

Property and other taxes expense was $28.5 million in the third quarter of 2011 compared to $27.2 million in the same period of 2010, an increase of $1.3 million, or 4.8%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $24.5 million in the third quarter of 2011 compared to $25.4 million in the same period of 2010, a decrease of $0.9 million, or 3.5%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $15 million, 5.75% Massachusetts Industrial Finance Agency Bonds on August 1, 2011.

Interest income and other, net were $6.4 million of net interest income in the third quarter of 2011 compared to $6.5 million of net interest income in the same period of 2010, a decrease of $0.1 million, or 1.5%, due to decreased interest income on tax issues of $0.5 million and lower interest income of $0.1 million from regulatory deferrals, offset by lower expense on short-term debt bank fees and other interest costs of $0.6 million.

Other income (deductions):

Other income was $0.7 million in the third quarter of 2011 compared to $1.2 million in the same period of 2010, a decrease of $0.5 million. The decrease relates primarily to the absence of increases in cash surrender values of insurance policies in 2011, partly offset by higher equity investment earnings.

Other deductions were $1.1 million in the third quarter of 2011 compared to $0.3 million in the same period of 2010, an increase of $0.8 million due to the reduction in cash surrender values of life insurance policies.

Income tax expense:

Income tax expense was $65.6 million in the third quarter of 2011 compared to $66.4 million in the same period of 2010, a decrease of $0.8 million, or 1.2%, primarily reflecting lower pre-tax operating income in 2011.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Executive Summary of Year to Date Results

Net income was $203.4 million for the nine months ended September 30, 2011 compared to $207.8 million for the same period in 2010. Major factors on an after-tax basis that contributed to the $4.4 million, or 2.1%, decrease in earnings include:

•	Lower electric distribution revenues (0.3% decrease in sales) due to cooler summer weather and the impact of NSTAR Electric’s Energy Efficiency programs ($3.2 million)

•	Higher depreciation and property taxes ($6.2 million)

•	Higher operations and maintenance expenses ($10 million)

These decreases in earnings factors were partially offset by:

•	Higher lost base revenues due to the impacts of Energy Efficiency programs ($3.6 million)

•	Higher transmission revenues ($7.4 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

Significant cash flow events during the first nine months of 2011 include the following:

•

Cash flows from operating activities provided approximately $592 million, an increase of $222.6 million as compared to the same period in 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $166.8 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower income tax payments as a result of accelerated tax depreciation benefits

•	NSTAR Electric invested approximately $241.8 million in capital projects to improve system reliability and capacity

•

NSTAR Electric paid $143.1 million in common share dividends to NSTAR, retired approximately $62.5 million in securitized debt and $16.2 million in other long-term debt, and paid down short-term debt by $145 million.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2011	2010	% Change

Residential	5,198,800	5,216,176	(0.3)
Commercial, Industrial, and Other	11,240,171	11,280,164	(0.4)

Total retail sales	16,438,971	16,496,340	(0.3)

NSTAR Electric’s energy sales in the nine months ended September 30, 2011 decreased 0.3% compared to 2010 primarily due to a cooler second and third quarter of 2011, but offset by favorable weather conditions in the first quarter of 2011 resulting from a colder winter as compared to 2010. Heating degree-days in the Boston area for the nine months ended September 30, 2011 were up 16.7% from the same period in 2010.

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

As shown in the table below, weather conditions during the nine-month period ended September 30, 2011 measured by heating degree-days and cooling degree-days, respectively, were 16.7% higher/colder relating to heating degree-days and 8.1% lower/cooler related to cooling degree-days for 2011 as compared to 2010, unfavorably impacting revenues from electric sales. Weather conditions during the nine-month period ended September 30, 2011 compared to the normal 30-year average for the same period, were 1.6% lower/warmer and 27.7% higher/warmer for heating and cooling degree-days, respectively. Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days (Boston MA)
Nine months ended September 30, 2011	3,690
Nine months ended September 30, 2010	3,161
Normal 30-Year Average	3,750

Cooling Degree-Days (Boston, MA)
Nine months ended September 30, 2011	982
Nine months ended September 30, 2010	1,069
Normal 30-Year Average	769

Operating revenues

Operating revenues for the nine months ended September 30, 2011 increased $7.6 million, or 0.4%, from the same period in 2010 as follows:

(in millions)	Nine Months Ended September 30,		Increase
Operating revenues	2011	2010	Amount	Percent

Retail distribution and transmission	$930.0	$925.5	$4.5	0.5%
Energy, transition, and other	990.2	987.1	3.1	0.3%

Total operating revenues	$1,920.2	$1,912.6	$7.6	0.4%

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

The increase of $4.5 million, or 0.5%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($3.2 million)

•	Increased PAM-related recovery revenues due to increased amortization of previously deferred costs ($6.9 million)

These increases were offset by:

•	Decreased distribution revenues due to decreased sales of 0.3% due to the impact of weather conditions and a negative annual inflation rate adjustment ($5.3 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The $3.1 million, or 0.3% increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of these programs partly offset by lower Basic Service rates in effect due to lower energy costs. NSTAR Electric has recognized $5.9 million in the nine months ended September 30, 2011 of Lost Base Revenues (LBR) relating to the impacts of the Energy Efficiency Programs implemented under the GCA. LBR is subject to DPU approval and NSTAR Electric is collecting LBR in rates.

Operating expenses

Purchased power and transmission expense was $841.8 million in the nine months ended September 30, 2011 compared to $893.9 million in the same period of 2010, a decrease of $52.1 million, or 5.8%.

The decrease in expense reflects lower Basic Service and other energy costs of $47.4 million. These decreases were partially offset by higher transmission costs of $4.7 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $270 million in the nine months ended September 30, 2011 compared to $248 million in the same period of 2010, an increase of $22 million, or 8.9%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($7.8 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($3.7 million), higher transmission costs ($3 million), higher maintenance costs ($1.6 million), and higher labor and labor-related costs ($2.6 million).

Depreciation and amortization expense was $204.9 million in the nine months ended September 30, 2011 compared to $214.7 million in the same period of 2010, a decrease of $9.8 million, or 4.6%. The decrease primarily reflects the lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency programs expense was $132.2 million in the nine months ended September 30, 2011 compared to $82.5 million in the same period of 2010, an increase of $49.7 million, or 60.2%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR Electric anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA.

Property and other taxes expense was $83.9 million in the nine months ended September 30, 2011 compared to $77.8 million in the same period of 2010, an increase of $6.1 million, or 7.8%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $74.1 million in the nine months ended September 30, 2011 compared to $77.5 million in the same period of 2010, a decrease of $3.4 million, or 4.4%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $125 million, 7.80% Debentures in May 2010 and its 5.75% Massachusetts Industrial Financial Agency Bonds on August 1, 2011. These reductions in interest expense were partially offset by higher expense for NSTAR Electric’s $300 million, 5.50% Debentures issued in March 2010.

Interest income and other, net were $22.4 million of net interest income in the nine months ended September 30, 2011 compared to $24.1 million of net interest income in the same period of 2010, a decrease of $1.7 million, or 7.1%, due to decreased interest income on tax issues of $9.1 million, partially offset by higher interest income of $3.7 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Other income was approximately $2.8 million in the nine months ended September 30, 2011 compared to $2.4 million in the same period of 2010, an increase of $0.4 million. The increase relates primarily to higher equity investment earnings.

Other deductions were $2 million in the nine months ended September 30, 2011 compared to $1.1 million in the same period of 2010. The increase is due in part to a reduction in cash surrender values of life insurance policies.

Income tax expense:

Income tax expense was $133.1 million in the nine months ended September 30, 2011 compared to $135.8 million in the same period of 2010, a decrease of $2.7 million, or 2%, primarily reflecting lower pre-tax operating income in 2011.

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

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, or cash flows.

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric’s Annual Report on Form 10-K for the year ended December 31, 2010.

Risk Factor

The following risk factor has been added to this Form 10-Q since the filing of the Form 10-K:

NSTAR Electric could face negative impact from terrorism, cyber attacks, sabotage, acts of war, or other catastrophic events.

NSTAR Electric’s infrastructure facilities and the generation and transmission infrastructure facilities of third parties could be direct targets of terrorism, cyber attacks, sabotage, or acts of war. The costs to repair any damage to operating facilities from destructive events could be substantial. Such actions could also result in political, economic and financial market instability, which could have a material adverse impact on the Company’s operations. While it is not possible to predict the impact of a particular event of this type, the impact that any threat of terrorism, cyber attack, act of war or other catastrophic event might have on the energy industry and on NSTAR Electric’s business in particular could be material.

Item 5. Other Information

The following is furnished for informational purposes.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements:

Twelve months ended September 30, 2011:

Ratio of earnings to fixed charges	6.29
Ratio of earnings to fixed charges and preferred stock dividend requirements	6.04

Item 6. Exhibits

a)	Exhibits:

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	12	-	Statement re Computation of Ratios

	12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 2011

	12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended September 30, 2011

Exhibit	15	-	Letter re Unaudited Interim Financial Information

	15.1	-	PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

	31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1	-	Report of Independent Registered Public Accounting Firm *

		*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit	101.INS	-	XBRL Instance Document

Exhibit	101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: November 7, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer