Form 10-K
period 2011-12-31
NSTAR ELECTRIC CO
filed 2012-02-07
CIK 13372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

[ X ]    Yes                [   ]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]            Accelerated filer  [  ]      Non-accelerated filer  [ X ]      Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]      Yes                 [X]      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2012
Common Stock, $1 par value	100 shares

The Company meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference

None

NSTAR Electric Company

Index to Annual Report on Form 10-K

Year Ended December 31, 2011

Signatures		78

Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification
Exhibit 32.2	Section 906 Certification

I

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company) or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company (the Company)
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
CCC	Cape Cod Commission
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EFSB	Massachusetts Energy Facilities Siting Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc
Moody’s	Moody’s Investors Service
MPUC	Maine Public Utilities Commission
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CAP	IRS Compliance Assurance Process
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
GHG	Greenhouse Gas
GWSA	Massachusetts Global Warming Solutions Act
HCERA	Health Care and Education Reconciliation Act
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenues
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

II

Glossary of Terms (continued)

MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NAV	Net Asset Value
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NU	Northeast Utilities
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
PPA	Pension Protection Act
PPACA	Patient Protection and Affordable Care Act
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
TSA	Transmission Service Agreement
WRERA	Worker, Retiree and Employee Recovery Act
YA	Yankee Atomic Electric Company

N/A	Not Applicable

III

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

•	acquisition and disposition of assets
•	changes in tax laws and policies
•	changes in, and compliance with, environmental and safety laws and policies
•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity
•	ability to continue cost control processes
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms and other natural events and disasters
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•

failures in operational or information systems or infrastructure, or those of third parties, that disrupt business activities, result in the disclosure of confidential information or otherwise adversely affect financial reporting and/or the Company’s reputation

•

catastrophic events that could result from terrorism, cyber attacks, or attempts to disrupt the Company’s business, or the businesses of third parties, that may impact operations in unpredictable ways and adversely affect financial results and liquidity

•	impact of service quality performance measures and standards of performance for emergency preparation and restoration of service; and

•

impact of the expected timing and likelihood of completion of the pending merger with Northeast Utilities, either of which could be adversely affected by, among other things, (i) the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending merger; (ii) litigation brought in connection with the pending merger; (iii) the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses; and (iv) the risk that the credit ratings of the combined company or it subsidiaries may be different from what the companies expect.

Any forward-looking statement speaks only as of the date of this filing and NSTAR Electric undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR Electric makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR Electric. This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 1A, “Risk Factors,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the accompanying Part II, Item 8, Notes to Consolidated Financial Statements and NSTAR Electric encourages a review of these items.

Part I

Item 1.  Business

(a)  General Development of Business

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities. NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts. NSTAR’s retail gas distribution utility subsidiary is NSTAR Gas Company (NSTAR Gas). Reference in this report to “NSTAR” shall mean NSTAR or NSTAR and its subsidiaries as the context requires. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric & Gas).

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority’s wastewater treatment facility located on Deer Island in Boston, Massachusetts. NSTAR Electric consolidates two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certification to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of a third special purpose subsidiary, BEC Funding LLC, were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission and energy efficiency services to customers. NSTAR Electric’s earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on the purchased power and transmission expense, but will not affect the Company’s net income as the Company recognizes a corresponding change in revenues.

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission. On February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). Consent of the Nuclear Regulatory Commission (NRC) was received on December 20, 2011.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending merger provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-merger net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and NSTAR and NU briefs and reply briefs culminating in the delivery of the final NSTAR and NU reply briefs on September 19, 2011. Subsequently, NSTAR and NU agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final NSTAR and NU reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU originally scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, which were postponed during the fourth quarter of 2011 while NSTAR, NU and other parties made attempts to narrow and discuss the issues presented by the DOER’s Motion to Stay. On January 6, 2012, the Oral Arguments were conducted regarding DOER’s Motion to Stay. At the Oral Argument, DOER withdrew its request for a fully adjudicated rate case, which would have required an extended stay of the proceeding. NSTAR and NU await approval of the merger from the DPU.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a declaratory ruling stating that it lacked jurisdiction to review the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the PURA with instructions to reopen the docket and review the merger transaction.

On January 4, 2012, the PURA issued a draft decision in Docket No. 10-12-05RE01 that revised its earlier declaratory ruling of June 1, 2011, which had concluded it did not have jurisdiction to review the pending merger between NU and NSTAR. Following oral arguments on January 12, 2012, the PURA issued its final decision on January 18, 2012 that concluded that NU and NSTAR must seek approval to merge from the PURA pursuant to Connecticut state law. On January 19, 2012, NU and NSTAR filed their merger review application with the PURA. On January 20, 2012, the PURA issued a procedural schedule that includes a draft decision on March 26, 2012 and a final decision on April 2, 2012.

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

NSTAR Electric’s operating revenues and sales percentages by customer class for the years 2011, 2010, and 2009 consisted of the following:

	Revenues ($)			Retail Electric Sales (mWh)
Retail:	2011	2010	2009	2011	2010	2009
Commercial and industrial	54%	52%	52%	68%	68%	68%
Residential	45%	47%	47%	31%	31%	31%
Other	1%	1%	1%	1%	1%	1%

Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs. The distribution charge also includes the recovery, on a fully reconciling basis, of certain DPU-approved safety and reliability programs costs, a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, a net-metering reconciliation surcharge to collect the lost revenues and credits associated with net-metering facilities installed by customers, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency program costs and lost base revenues in addition to those charges recovered in the energy conservation charge;

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms. Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. Additionally, the DPU has authorized the Company to recover the cost of its Dynamic Pricing Smart Grid Pilot Program through the Basic Service charge;

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

Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment to transition rates. Refer to the “Rate Settlement Agreement” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details. Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility’s revenues in their next rate case. The exact timing of the next rate case has not yet been determined.

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

Refer to the “Massachusetts Regulatory Environment” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details on the GCA and GWSA.

Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that requires them to develop plans to decouple their distribution rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric services. This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year. NSTAR Electric has not yet applied for decoupled rate structures.

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

In accordance with the requirements of the GCA, in September 2010 NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy supplies for approximately 3% of total annual load for between 10 and 15 year periods. In August 2011, the DPU approved three long-term renewable energy purchase agreements, representing approximately 1.6% of NSTAR Electric’s load, originally executed in December 2010. These three contracts call for NSTAR Electric to purchase all of the output and associated renewable energy credits of three wind facilities to be constructed. At December 31, 2011, the estimated commitment associated with these new contracts is approximately $9 million in 2012, $30 million in each year 2013 – 2016, and $176 million in 2017 and beyond. Refer to the “Contractual Obligations” section of the accompanying Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

Market and Transmission Regulation

NSTAR Electric and most other New England electric utilities, generation owners, and marketers are parties to a series of agreements that provide for coordinated planning and operation of the region’s generation and transmission facilities and the rules by which they participate in the wholesale markets and acquire transmission services. Under these arrangements, ISO-New England Inc. (ISO-NE), a non-profit corporation whose board of directors and staff are independent from all market participants, serves as the Regional Transmission Operator (RTO) of the New England Transmission System. ISO-NE works to ensure the reliability of the system, administers the Transmission, Markets and Services Tariff subject to FERC approval, intervenes in pertinent regulatory proceedings, oversees the efficient and competitive functioning of the regional wholesale power market and determines which costs of NSTAR Electric’s major transmission facilities are regionalized throughout New England. NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-NE. Refer to the “FERC Transmission ROE” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Transmission Rates

Transmission revenues are based on formula rates that are approved by the FERC. Tariffs are set by FERC and primarily include the Regional Network Service (RNS) and Local Network Service (LNS) rate schedules. The RNS rate, administered by ISO-NE and billed to all New England distribution companies, is reset on June 1 of each year and recovers the revenue requirements associated with transmission facilities that benefit the New England region. The LNS rate, which NSTAR Electric administers, is reset annually and recovers the revenue requirements for local transmission facilities. The LNS rate calculation recovers total transmission revenue requirements net of revenues received from other sources, thereby ensuring that NSTAR Electric recovers all regional and local revenue requirements as prescribed in the tariffs.

Transmission Capital Improvements

NSTAR Electric continues to evaluate needs for transmission improvements throughout the NSTAR service area. ISO-NE transmission project upgrades maintain transmission system reliability, improve the economic performance of the system, and are fully coordinated with other power regions. Over the next five to ten years, ISO-NE transmission projects are expected to enhance the region’s ability to support a robust, competitive wholesale power market by reliably moving power from various internal and external sources to the region’s load centers.

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

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On December 16, 2011, ISO-NE issued formal approval for the Lower SEMA 345 kV Transmission Project to be included in the Pool Transmission Facility regional rates. At a hearing held on January 12, 2012, the Massachusetts Energy Facilities Siting Board (EFSB) voted unanimously to direct the EFSB Staff to prepare tentative decisions for public comment based on the EFSB’s approval of the project subject to the conditions of NSTAR Electric providing reports to the EFSB every six months on project costs and schedule of construction. Further conditions may be imposed. The Cape Cod Commission (CCC) unanimously approved the project on January 19, 2012. The cost estimate of this project is approximately $110 million; NSTAR Electric anticipates that the project will be in-service in 2012 or early 2013 dependent on the timing of final regulatory approvals.

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

Plant Expenditures and Financings

The most recent estimates of NSTAR Electric plant expenditures and long-term debt maturities for 2012 and the years 2013-2016 are as follows:

(in millions)	2012	2013-2016
Plant expenditures	$455	$1,355
Long-term debt	$450	$352

In the five-year period 2012 through 2016, plant expenditures are forecasted for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR Electric’s service territory. Of the $455 million planned electric expenditures for 2012, approximately $190 million is for transmission system improvements, including the SEMA Project discussed above.

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

Competitive Conditions

As a rate-regulated distribution and transmission utility company, NSTAR Electric is not subject to a significantly competitive business environment. NSTAR Electric has the exclusive right and privilege to engage in the business of delivering energy services within its granted territory. Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric delivery service to retail customers within NSTAR Electric’s service territory without the written consent of NSTAR Electric. Refer to the accompanying “Franchises” section of this Item 1 and to Item 1A, “Risk Factors” for a further discussion of NSTAR Electric’s rights and competitive pressures within its service territory.

Environmental Matters

NSTAR Electric is subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations. NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. Refer to the accompanying Item 1A, “Risk

Factors,” the “Contingencies - Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note K, “Commitments and Contingencies,” for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees and Employee Relations

NSTAR Electric does not have any direct employees. All labor services are provided by employees of NSTAR Electric & Gas. Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR (including NSTAR Electric) by employees of NSTAR Electric & Gas. As of December 31, 2011, NSTAR Electric & Gas had approximately 3,000 employees, including approximately 2,100 of whom are represented by two labor unions covered by separate collective bargaining contracts. Approximately 1,850 of these employees provide services to NSTAR Electric and are members of Local 369 of the Utility Workers of America (AFL-CIO) with whom NSTAR Electric & Gas’ contract expires on June 1, 2012. Management is optimistic that a new labor contract will be agreed upon prior to that date and further, believes that it has satisfactory relations with its employees.

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

As a wholly-owned subsidiary of NSTAR, NSTAR Electric is subject to the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Trustees (Directors), Officers and Employees (Code of Conduct). NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, in a press release, on the NSTAR website or on Form 8-K, within four business days following the date of such amendment or waiver. NSTAR’s Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or directors can be accessed free of charge on NSTAR’s website at: www.nstar.com: select “Investor Relations” and “Company Information.”

The certifications of NSTAR Electric’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1, and 32.2.

Item 1A.  Risk Factors

NSTAR Electric’s future performance is subject to a variety of risks, including, but not limited to those described below. If any of the following risks actually occur, NSTAR Electric’s business could be harmed. In addition to the other information in this Annual Report on Form 10-K, investors or prospective investors should carefully consider the following risk factors.

NSTAR Electric’s operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial position.

NSTAR Electric’s operations, including the rates charged, are regulated by the FERC and the DPU. In addition, NSTAR Electric’s accounting policies are prescribed by GAAP, the FERC, and the DPU. Adverse regulatory changes in rates and accounting policies by a regulatory authority could have a significant impact on the Company’s results of operations and its financial condition.

Potential municipalization or technological developments may adversely affect the Company’s regulated electricity business.

Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric’s service territory without the written consent of NSTAR Electric. One potential exception is municipalization, whereby a city or town establishes its own municipal-owned utility. Although there have been no recent municipalization activities in Massachusetts, NSTAR Electric could be exposed to municipalization risk, whereby a municipality could acquire the electric delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR Electric’s revenues. Any such action would require numerous legal and regulatory consents and approvals. Municipalization would require that NSTAR Electric be compensated for its assets assumed. In addition, there is also the risk that technological developments could lead to more wide-spread use of distributed generation among NSTAR Electric’s customer base reducing such customers’ use of NSTAR Electric’s utility system.

Changes in environmental laws and regulations affecting NSTAR Electric’s business could increase the Company’s costs and curtail its activities.

NSTAR Electric is subject to a number of environmental laws and regulations that are currently in effect, including those related to the handling, disposal, and treatment of hazardous materials. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs, all of which could have an adverse impact on NSTAR Electric’s results of operations.

The Company may be required to conduct environmental remediation activities for power generating sites and potentially other unidentified sites.

NSTAR Electric is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites. NSTAR Electric divested all of its regulated generating assets under terms that generally require the buyer to assume all responsibility for past and present environmental harm. Based on NSTAR Electric’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR Electric does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR Electric’s results of operations, cash flows or financial position. However, discovery of currently unknown conditions at existing sites, failure of current owners to assume responsibility, identification of additional waste sites or changes in environmental regulation, could have a material adverse impact on NSTAR Electric’s results of operations, cash flows or financial position.

NSTAR Electric’s operations could face negative impact from terrorism, cyber attacks, sabotage, acts of war, or other catastrophic events.

NSTAR Electric’s delivery infrastructure facilities and the generation and transmission infrastructure facilities of third parties could be direct targets of terrorism, cyber attacks, sabotage, or acts of war, etc. The costs to repair any damage to operating facilities from destructive events could be substantial. Such actions could also result in political, economic and financial market instability, which could have a material adverse impact on the Company’s operations. While it is not possible to predict the impact of a particular event of this type, the impact that any threat of terrorism, cyber attack, act of war or other catastrophic event might have on the energy industry and on NSTAR Electric’s business in particular could be material.

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.

NSTAR Electric operates in a highly regulated industry that requires and depends on the continued operation of sophisticated information technology systems and network infrastructure. Systems-related problems could adversely affect our ability to provide electric service to our customers. NSTAR Electric maintains appropriate security measures around these systems and requires its vendors to maintain stringent security measures; but technology can be vulnerable to failures or unauthorized access. NSTAR Electric’s systems and those of its vendors could fail or be compromised, resulting in disruptions in NSTAR Electric’s ability to deliver energy and provide customer service.

NSTAR Electric and its vendors take measures to protect nonpublic customer information such as personal information, customer payment card and check information pursuant to Federal and state laws. Unauthorized compromises of such information or of NSTAR Electric’s systems, particularly by those with malicious intent, could have a material adverse effect on NSTAR Electric’s ability to perform important business functions. Failure to maintain the security of our customers’ confidential information, or data belonging to us, could result in the deterioration of the confidence that our customers and regulators have in us. This would subject us to potential litigation and liability, and fines and penalties, resulting in a possible material effect on NSTAR Electric’s results of operations, cash flows or financial position.

NSTAR Electric is subject to operational risk that could cause us to incur substantial costs and liabilities.

NSTAR Electric’s business, which involves the transmission and distribution of electricity that is used as an energy source by customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR Electric’s insurance coverage, and equipment failures that could result in performance below assumed levels. For example, operational performance below established target benchmark levels could cause NSTAR Electric to incur penalties imposed by the DPU, up to a maximum of two and one-half percent of transmission and distribution revenues, under applicable Service Quality Indicators. Violations of standards of performance for emergency preparation and restoration of service for gas and electric customers could also result in DPU imposed penalties up to $20 million for any related series of violations.

Increases in interest rates due to financial market conditions or changes in the Company’s credit ratings, could have an adverse impact on NSTAR Electric’s access to capital markets at favorable rates, or at all, and could otherwise increase NSTAR Electric’s costs of doing business.

NSTAR Electric frequently accesses the capital markets to finance its working capital requirements, capital expenditures, and to meet its long-term debt maturity obligations. Increased interest rates, or adverse changes in the Company’s credit ratings or further deterioration in the availability of credit, would increase NSTAR Electric’s cost of borrowing and other costs that could have an adverse impact on the Company’s results of operations and cash flows. In addition, an adverse change in the Company’s credit ratings could increase borrowing costs, trigger requirements that the Company obtain additional security for performance, such as a letter of credit, related to its energy procurement agreements. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

NSTAR Electric’s business is sensitive to variations in weather and has seasonal variations. In addition, severe natural events and disasters could adversely affect the Company.

Sales of electricity to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree-days could have a material impact on electric sales for any given period. In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to NSTAR Electric’s facilities that may require additional costs to repair and have a material adverse impact on the Company’s results of operations, cash flows or financial position. To the extent possible, NSTAR Electric would seek recovery of these costs through the regulatory process.

An economic downturn, increased costs of energy supply, and customers’ conservation efforts could adversely affect energy consumption and could adversely affect the Company’s results of operations.

Electricity consumption is significantly impacted by the general level of economic activity and cost of energy supply. Economic downturns or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. These conditions could adversely impact the level of energy sales and result in less demand for energy delivery. A recession or a prolonged lag of a subsequent recovery could have an adverse effect on NSTAR Electric’s results of operations, cash flows or financial position.

NSTAR Electric’s operations may be impacted if generation supply or its transmission availability is limited or unreliable.

NSTAR Electric’s business is reliant on generation and transmission facilities that the Company does not own or control. The Company’s ability to provide energy delivery service depends on the operations and facilities of third parties, including the independent system operator and electric generators that supply NSTAR Electric’s customers’ energy requirements. Should NSTAR Electric’s ability to receive electric supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact the Company’s ability to serve its customers. It could also force NSTAR Electric to secure alternative supply at significantly higher costs.

Financial market performance and other changes may decrease the Company’s pension plan assets and could require additional funding beyond historic levels.

A sustained decline in the global financial markets may have a material adverse effect on the value of NSTAR Electric’s pension plan assets. This situation may increase the Company’s benefit plan funding requirements.

NSTAR Electric will be subject to various uncertainties and contractual restrictions while the merger with NU is pending that could adversely affect the Company’s financial results.

As discussed above in the accompanying Item 1 “Business,” NSTAR is party to a Merger Agreement with NU. Before the merger may be completed, the parties must satisfy all conditions set forth in the Merger Agreement, including obtaining shareholder approval in connection with the proposed merger and receipt of various regulatory approvals.

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

The merger is subject to the approval of various government agencies, including the DPU, PURA, FERC, and the U.S. Department of Justice. Such approvals may impose conditions on the completion, or require changes to the terms of the merger, including restrictions on the business, operations or financial performance of the combined company. These conditions or changes could also delay or increase the cost of the merger or limit the revenues of the combined company.

Failure to complete the merger with NU could negatively impact NSTAR’s future business and financial results.

Satisfying the conditions of the Merger Agreement and completing the merger may take longer than expected and could cost more than NSTAR expects. NSTAR must pay its own incurred costs related to the merger, including legal, accounting and other professional fees. NSTAR cannot make any assurances that it will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger with NU is not completed, NSTAR’s financial results, share price and credit ratings may be affected.

The Merger Agreement contains certain termination rights for both NSTAR and NU, including the right to terminate the Merger Agreement if the merger is not consummated on or before October 16, 2011. On October 14, 2011, in accordance with certain provisions of the Merger Agreement, as amended, NSTAR and NU exchanged mutual notices extending the Merger Agreement to April 16, 2012, the date after which either party has the option to terminate the Merger Agreement if the conditions precedent to closing have not then been satisfied. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, NSTAR or NU may be required to pay to the other a termination fee of $135 million and reimburse the other party for expenses up to $35 million.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NSTAR Electric properties include an integrated system of transmission and distribution lines and substations, an interest in a jointly owned administration office building and other structures such as garages and service centers that are located in eastern Massachusetts. NSTAR Electric’s high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor. Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities.

At December 31, 2011, NSTAR Electric’s primary and secondary distribution and transmission system consisted of 20,775 circuit miles of overhead lines, 12,145 circuit miles of underground lines, 258 substation facilities and approximately 1,183,000 active customer meters.

HEEC, NSTAR Electric’s subsidiary, has a distribution system that consists principally of a 4.1 mile 115kV submarine distribution line and a substation that is located on Deer Island in Boston, Massachusetts. HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at that location.

Item 3.  Legal Proceedings

In the normal course of its business, NSTAR Electric is involved in certain legal matters, including civil litigation, for which it has appropriately recognized legal liabilities. Management has reviewed the range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that could be in excess of amounts recognized and amounts covered by insurance, and determined that the range of reasonably possible legal liabilities would not be material. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition and cash flows.

Item 4.  Mine Safety Disclosures – Not Applicable

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is not applicable because all of the common stock of NSTAR Electric is held solely by NSTAR.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law and is a wholly-owned subsidiary of NSTAR. NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities. NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including NSTAR Electric’s customers and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR has a service company that provides management and support services to substantially all NSTAR subsidiaries - NSTAR Electric & Gas Corporation (NSTAR Electric and Gas).

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority’s wastewater treatment facility located on Deer Island in Boston, Massachusetts. NSTAR Electric consolidates two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certification to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of a third special purpose subsidiary, BEC Funding LLC, were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission, and energy efficiency services to customers. NSTAR Electric’s earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on the purchased power and transmission expense, but will not affect the Company’s net income as the Company recognizes a corresponding change in revenues.

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission. On February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). Consent of the Nuclear Regulatory Commission (NRC) was received on December 20, 2011.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending merger provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-merger net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and NSTAR and NU briefs and reply briefs culminating in the delivery of the final Joint Petitioner reply briefs on September 19, 2011. Subsequently, NSTAR and NU agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final NSTAR and NU reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU originally scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, which were postponed during the fourth quarter of 2011 while NSTAR, NU and other parties made attempts to narrow and discuss the issues presented by the DOER’s Motion to Stay. On January 6, 2012, the Oral Arguments were conducted regarding DOER’s Motion to Stay. At the Oral Argument, DOER withdrew its request for a fully adjudicated rate case, which would have required an extended stay of the proceeding. NSTAR and NU await approval of the merger from the DPU.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a declaratory ruling stating that it lacked jurisdiction to review the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the PURA with instructions to reopen the docket and review the merger transaction.

On January 4, 2012, the PURA issued a draft decision in Docket No. 10-12-05RE01 that revised its earlier declaratory ruling of June 1, 2011, which had concluded it did not have jurisdiction to review the pending merger between NU and NSTAR. Following oral arguments on January 12, 2012, the PURA issued its final decision on January 18, 2012 that concluded that NU and NSTAR must seek approval to merge from the PURA pursuant to Connecticut state law. On January 19, 2012, NU and NSTAR filed their merger review application with the PURA. On January 20, 2012, the PURA issued a procedural schedule that includes a draft decision on March 26, 2012 and a final decision on April 2, 2012.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

Critical Accounting Policies and Estimates

NSTAR Electric’s discussion and analysis of its financial condition, results of operations and cash flows are based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements required management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that require significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. The accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a.  Revenue Recognition

Electric revenues are based on rates approved by the DPU and the FERC. Revenues related to the sale, transmission and distribution of energy delivery service are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the sales to individual customers is based on systematic meter readings throughout a month. Meters that are not read during a given month are estimated and trued-up to actual use in a future period. At the end of each month, aggregate amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded. Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 were $40 million and $43 million, respectively.

The level of revenues is subject to seasonal weather conditions. Electric sales volumes are typically higher in the winter and summer than in the spring or fall. As a result, NSTAR Electric realizes a higher level of revenue during the summer and winter.

NSTAR Electric’s nonutility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual arrangements.

b.  Regulatory Accounting

NSTAR Electric follows accounting policies prescribed by GAAP, the FERC, and the DPU. In addition, NSTAR Electric is subject to the accounting and reporting requirements of the SEC. As a rate-regulated company, NSTAR Electric is subject to the application of an accounting standard for rate-regulated entities, Accounting Standards Codification (ASC) 980, Regulated Operations. ASC 980 considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. NSTAR Electric’s distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980. This ratemaking process results in the recording of regulatory assets or regulatory liabilities (including cost of removal) based on the probability of current and future cash flows. Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers. Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future. NSTAR Electric continuously reviews its regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR Electric expects to fully recover these regulatory assets in its rates. If future recovery of any deferred costs ceases to be probable, NSTAR Electric would be required to charge such deferred amounts to earnings. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

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

NSTAR Electric’s annual pension benefits costs are dependent upon several factors and assumptions, such as but not limited to, employee demographics, plan design, the level of cash contributions made to the plan, the discount rate, the expected long-term rate of return on the plan’s assets and health care cost trends.

Changes in pension assets and liabilities associated with these factors are not immediately recognized as pension costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plan’s participants. However, these factors could have a significant impact on pension assets or liabilities recognized.

NSTAR Electric’s Pension Plan assets are impacted by fluctuations in the financial markets. Fluctuations in the fair value of the Pension Plan assets impact the funded status, accounting costs, and cash funding requirements of this Plan. The earnings impact of increased Pension costs is substantially mitigated by NSTAR Electric’s DPU-approved pension rate adjustment mechanism. Under the PAM, NSTAR Electric recovers its pension expense through a reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in financial market conditions and plan experience.

There were no significant changes to NSTAR Electric’s pension benefits in 2011, 2010, and 2009. As further described in Note F, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements, NSTAR Electric’s discount rate for the Pension Plan obligation was 4.52% and 5.30% at December 31, 2011 and 2010, respectively. These discount rates align with market conditions and the cash flow projections of NSTAR Electric’s pension obligation. The expected long-term rate of return on pension plan assets was 8.0% in 2011 and 2010 compared to 9.0% in 2009. Changes in these assumptions have an impact on reported pension costs and obligations.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)
Actuarial Assumption	Change in Assumption	Impact on Projected Benefit Obligation Increase/(Decrease)	Impact on 2011 Cost Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(74,563)	$(7,429)
Decrease in discount rate	50 basis points	$ 73,790	$ 6,654
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(4,729)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$ 4,729

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the settlement of Plan obligations. In determining the expected long-term rate of return on plan assets, NSTAR Electric considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period. The expected long-term rate of return on Plan assets could vary from actual year-to-year returns. The actual allocation for investments may vary from the target allocation at any particular time. During 2011, NSTAR Electric contributed $125 million to the Pension Plan. In 2012, NSTAR Electric expects to contribute $25 million to the Pension Plan.

The Company is in compliance with the funding requirements of The Pension Protection Act (PPA) and the Worker, Retiree and Employer Recovery Act (WRERA) as of December 31, 2011

d.  Uncertain Tax Positions

Accounting for uncertain tax positions requires management to use judgment in assessing the potential exposure from tax positions taken that may be challenged by taxing authorities. Management is required to assess the possibility of alternative outcomes based upon all facts available at the reporting date. These estimates could differ significantly from the ultimate outcome. For additional information on uncertain tax positions and estimates used therein, refer to “Income Tax Matters” included in this MD&A.

Investments in Yankee Companies

NSTAR Electric has an equity ownership of 14% in Connecticut Yankee Atomic Power Company (CY), 14% in Yankee Atomic Electric Company (YA), and 4% in Maine Yankee Atomic Power Company (MY), (collectively, the Yankee Companies). CY, YA, and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the Independent Spent Fuel Storage Installations (ISFSI) where spent nuclear fuel is stored at these sites. CY, YA, and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, Connecticut Yankee (CY), Yankee Atomic (YA) and Maine Yankee (MY) (the Yankee Companies). The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The case has been going through the appeal process in the Federal courts, oral arguments were held in November 2011 and a final decision on this appeal could be received by May 2012.

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

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR Electric’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.4 million and $2.4 million liability as of December 31, 2011 and 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the fair value of this contract. Changes in the fair value of the contract have no impact on earnings. Refer to the accompanying Item 7A “Quantitative and Qualitative Disclosures about Market Risk,” for a further discussion.

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

	December 31,
(in millions)	2011	2010
Asset retirement obligation	$27	$26

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

	December 31,
(in millions)	2011	2010
Regulatory liability – cost of removal	$236	$227

Rate and Regulatory Proceedings

a.   Rate Structures

Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset that are generally offset by an equal and corresponding adjustment to transition rates.

The rates as of January 1 were as follows:

	January 1,
	2012	2011	2010	2009
Annual inflation-adjusted distribution rate – SIP increase (decrease)	0.96%	(0.19)%	1.32%	1.74%

The adjustment increase will be 0.96% of the distribution rates, effective January 1, 2012, representing approximately $8 million during 2012. Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2011, 2010 or 2009.

Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility’s revenues in their next rate case. The exact timing of the next rate case has not yet been determined.

Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. As of December 31, 2011, customers of NSTAR Electric had approximately 42% of their load requirements provided through Basic Service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

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

NSTAR Electric filed its final performance report for 2010 with the DPU on March 1, 2011 and a decision is pending. Based on the reports filed, no penalties were assessable for the performance year.

NSTAR Electric believes its service quality performance levels for 2011 were not in a penalty situation. The final performance report is expected to be filed with the DPU by March 1, 2012.

c.  Emergency Preparation and Restoration of Service for Electric Customers

Under Massachusetts law and regulation, the DPU has established standards of performance for emergency preparation and restoration of service for electric companies. As a remedy to violation of those standards, the DPU is authorized to levy a penalty not to exceed $250,000 for each violation for each day that the violation persists up to maximum penalty of $20 million for any related series of violations.

NSTAR Electric believes that it is not in a penalty situation with respect to its performance during declared emergency events to date.

d.  Regulatory Matters

Massachusetts Regulatory Environment

In 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. Significant features of the GCA include:

•	Requires electric distribution companies to file energy efficiency investment plans to include fully reconciling funding mechanisms and incentives;
•	Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts;

•

Increases Renewable Portfolio Standards and Alternative Energy Portfolio Standards for utilities and other electricity suppliers regarding the power that they purchase. Requirements to purchase power from new renewable resources will increase in increments of 1% per year from 4% in 2009 to 15% in 2020, plus 1% per year thereafter. Requirements to purchase from alternative portfolio resources will gradually increase from 1% in 2009 to 5% in 2020. By 2020, NSTAR Electric anticipates purchasing 27.1% of its power under these mandates, as compared to a total of 12.1% in 2009.

The GCA allows for utilities to recover in rates the incremental costs associated with its various mandated programs. NSTAR Electric is in compliance with all requirements of the GCA.

In 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted. The GWSA contains a framework for reducing greenhouse gas (GHG) emissions across the Massachusetts economy, ultimately mandating reductions of GHG emissions of 80 percent below 1990 levels by 2050, with intermediate goals for 2020, 2030 and 2040. In 2010, the Massachusetts Executive Office of Energy and Environmental Affairs issued a policy directive establishing an intermediate goal of 25 percent for 2020. The GWSA identifies three major methods for reducing greenhouse gas emissions, which are: clean energy, energy efficiency, and reduced energy usage. However, the implementation details for the aggregate limit are not prescribed by the GWSA and are subject to further determination. The DPU has construed the GWSA to require consideration of “reasonably foreseeable climate change impacts, including additional greenhouse gas emissions” in rendering its decisions. NSTAR Electric cannot predict the effect of the GWSA on its future results of operations, financial positions, or cash flows.

Electric Rate Decoupling

In 2008, the DPU issued an order to all Massachusetts’ electric distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes in the next general distribution rate proceeding occurring subsequent to the 2008 order implementing decoupling. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services. This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year. NSTAR Electric has not yet applied for decoupled rate structures.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2011, NSTAR Electric has incurred a cumulative incremental revenue requirement of approximately $83 million, including $17 million incurred in 2011. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). In October 2010, the SJC allowed a stay of the DPU’s order pending appeal. Briefs were filed during the summer of 2011 and oral arguments were held on December 8, 2011. A decision by the SJC is expected in the first half of 2012. As of December 31, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR Electric cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts and other ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14% base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that own transmission facilities within the footprint of ISO-NE, which serves as the regional transmission organization for New England.

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

As of December 31, 2011, NSTAR Electric has estimated that each 10 basis point change in the authorized base ROE would change annual earnings by approximately $0.5 million.

e. Other

Energy Efficiency Plans

NSTAR Electric administers demand-side management energy efficiency programs. The GCA directed electric distribution companies to develop three-year energy efficiency plans. The first three-year plan covering the period 2010 through 2012 was approved by the DPU and represents a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the current three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement Lost Base Revenue (LBR) rate adjustment mechanisms in order to partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2011, NSTAR Electric recognized recoverable Energy Efficiency program expenses of $114.5 million.

In 2008, pursuant to the DPU’s Guidelines relative to energy efficiency programs, it was contemplated that prior to the conclusion of year two (2011) of the first three-year program, each Massachusetts company that administers energy efficiency programs, including NSTAR Electric, would submit mid-term modifications to their programs based on customer participation and savings achieved. The NSTAR Electric 2012 mid-term modifications were submitted to the DPU in late 2011 for approval. In 2012, NSTAR Electric anticipates that its separate recoverable expenses, inclusive of program administrator incentives, will be $227 million.

Recent Major Storm Events and Service Restoration

In late August 2011, Tropical Storm Irene (Irene) presented heavy rains and damaging winds to Massachusetts and the Eastern Seaboard. Irene caused considerable damage in NSTAR Electric’s service territory. Approximately 500,000 customer outages occurred on the NSTAR Electric system in its aftermath. This represents the most severe damage event on the NSTAR Electric system in nearly 20 years. On September 15, 2011, the DPU, on its own initiative, initiated an investigation into the efforts of NSTAR Electric and one other Massachusetts electric company to restore power to their customers in the aftermath of Irene. NSTAR Electric filed a Final Event Report with the DPU regarding Irene on October 3, 2011.

In late October 2011, an unprecedented early snow storm brought heavy, wet snow and strong winds to the region, impacting the electric service of approximately 200,000 NSTAR Electric customers. On November 8, 2011, the DPU opened an additional investigation to review NSTAR Electric and two other Massachusetts electric companies and their responses to the October snowstorm. NSTAR Electric filed a Final Event Report with the DPU regarding the October snowstorm on December 16, 2011.

On December 20, 2011, NSTAR Electric filed a Report of Emergency Response Plan Improvements with the DPU outlining steps that had been implemented prior to and also following the October snowstorm to improve restoration performance. The DPU has announced it will conduct a further hearing regarding NSTAR Electric’s storm response on May 7, 2012.

NSTAR Electric’s DPU-approved storm accounting mechanism helps to reduce the volatility of the earnings impact of severe storm restoration events. The Company is permitted to recognize or amortize the incremental costs of severe storm restoration over several periods. The incremental cost incurred for Irene was approximately $24 million and the October snowstorm was approximately $14 million.

Transmission Capital Improvement Project – Lower SEMA

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On December 16, 2011, ISO-NE issued formal approval for the Lower SEMA 345 kV Transmission Project to be included in the Pool Transmission Facility regional rates. At a hearing held on January 12, 2012, the Massachusetts Energy Facilities Siting Board (EFSB) voted unanimously to direct the EFSB Staff to prepare tentative decisions for public comment based on the EFSB’s approval of the project subject to the conditions of NSTAR Electric providing reports to the EFSB every six months on project costs and schedule of construction. Further conditions may be imposed. The Cape Cod Commission (CCC) unanimously approved project on January 19, 2012. The cost estimate of this project is approximately $110 million; NSTAR Electric anticipates that the project will be in-service in 2012 or early 2013 dependent on the timing of final regulatory approvals.

General Legal Matters

In the normal course of its business, NSTAR Electric is involved in certain legal matters, including civil litigation, for which it has appropriately recognized legal liabilities. Management has reviewed the range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that could be in excess of amounts accrued and amounts covered by insurance, and determined that the range of reasonably possible legal liabilities would not be material. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Income Tax Matters

Tax Legislation

Tax legislation enacted in December 2010 increased the benefit of bonus depreciation to 100% for tax purposes to qualified property placed in service after September 8, 2010 and before January 1, 2012. This legislation also provided a benefit of 50% bonus depreciation in 2012. NSTAR Electric realized approximately $56 million of tax savings in 2010 and approximately $104 million in 2011 from bonus depreciation. NSTAR Electric expects to realize approximately $63 million in benefits during 2012. The positive cash flow benefit generated is an acceleration of tax benefits that NSTAR Electric would have otherwise received over 20 years.

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR Electric received a $166.8 million refund from the IRS relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2011 Federal income tax return is being reviewed under the IRS Compliance Assurance Process (CAP). CAP accelerates the examination of the return in order to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain. All years prior to 2011 have been examined by the IRS.

Results of Operations

The following section of MD&A compares the results of operations for each of the two fiscal years ended December 31, 2011 and 2010, and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2011 compared to 2010

Net income was $252.5 million for 2011 compared to $248.6 million in 2010. Major factors on an after-tax basis that contributed to the $3.9 million, or 1.6%, increase include:

•	Higher lost base revenues and performance incentives related to the impacts of Energy Efficiency programs ($7 million)
•	Higher transmission revenues ($10.9 million)
•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

These increases in earnings factors were partially offset by:

•	Lower electric revenues (0.7% decrease in sales) due to cooler summer weather and the impact of energy conservation programs ($5.4 million)
•	Higher depreciation and property taxes ($7.3 million)
•	Higher operations and maintenance expenses ($8.8 million)

Significant cash flow events during 2011 include the following:

•

Cash flows from operating activities provided $721.2 million, an increase of $165.1 million as compared to 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $166.8 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower income tax payments as a result of bonus tax depreciation benefits in 2011.

•	NSTAR Electric invested approximately $381.2 million in capital projects to improve system reliability and capacity.
•	Cash outflows from financing activities included retirement of $99.3 million in long-term and securitized debt and $171.9 million in common share dividends.

Retail Electric Sales

The following is a summary of retail electric sales for the years indicated:

	Years ended December 31,
Retail Electric Sales - MWH	2011	2010	% Change
			Decrease

Residential	6,749,124	6,840,860	(1.3)
Commercial, Industrial, and Other	14,753,324	14,812,980	(0.4)

Total retail sales	21,502,448	21,653,840	(0.7)

NSTAR Electric’s energy sales in 2011 decreased 0.7% compared to 2010. The decrease was weather related primarily due to a cooler second and third quarter of 2011 and a warmer than normal fourth quarter. These unfavorable weather conditions were partially offset by the first quarter weather of 2011 which had colder weather than the same period of 2010. Heating degree-days in NSTAR Electric’s service area for 2011 were up 1% from 2010.

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

NSTAR Electric’s retail peak load for 2011 reached an all-time high demand of 4,978 MW on July 22 that was 0.4% more than the previous level of 4,959 MW established in August 2006 and 4% more than the 2010 peak demand of 4,786 MW.

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

As shown in the table below, weather conditions during 2011 measured by heating degree-days and cooling degree-days, respectively, were 1.7% higher/colder relating to heating degree-days and 6.9% lower/cooler related to cooling degree-days as compared to 2010, unfavorably impacting revenues from electric sales. The first two quarterly periods of 2011 measured by heating degree-days were higher/colder as compared to 2010. The third quarter of 2011 cooling degree-days were 2.6% lower as compared to 2010, unfavorably impacting revenues from electric sales. The fourth quarter of 2011 heating degree-days were 23.4% lower/warmer as compared to 2010. Weather conditions during 2011 compared to the normal 30-year average for the same annual period, were 8.8% lower/warmer and 29.6% higher/warmer for heating and cooling degree-days, respectively. Refer to the “Operating Revenues” section below for more detailed discussions.

Heating Degree-Days (Boston,MA)	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total

2011	2,913	733	44	1,447	5,137
2010	2,624	503	34	1,888	5,049
Normal 30-Year Average	2,870	784	96	1,880	5,630

Cooling Degree-Days (Boston, MA)	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total

2011	-	193	789	25	1,007
2010	-	259	810	13	1,082
Normal 30-Year Average	-	176	593	8	777

Operating Revenues

Operating revenues for 2011 increased 0.4% from 2010 as follows:

(in millions)			Increase
	2011	2010	Amount	Percent
Operating revenues
Retail distribution and transmission	$1,196.9	$1,190.9	$6.0	0.5%
Energy, transition and other	1,290.4	1,287.4	3.0	0.2%

Total revenues	$2,487.3	$2,478.3	$9.0	0.4%

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

The increase of $6.0 million, or 0.5%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes ($3.7 million)
•	Increased PAM-related recovery revenues due to increased amortization of previously deferred costs ($8.3 million)

These increases were offset by:

•	Decreased distribution revenues due to decreased sales of 0.7% due to the impact of weather conditions and a negative annual inflation rate adjustment ($8.9 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The $3.0 million, or 0.2%, increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of these programs, partially offset by lower average Basic Service rates in effect due to lower energy costs. NSTAR Electric has recognized $7.1 million in 2011 of Lost Base Revenues (LBR) relating to the impacts of the Energy Efficiency Programs implemented under the GCA. LBR, which is subject to DPU approval, is being collected in rates.

Operating Expenses

Purchased power and transmission costs were $1,075.2 million in 2011 compared to $1,141.9 million in 2010, a decrease of $66.7 million, or 5.8%. The decrease in expense reflects lower Basic Service and other energy costs of $58.2 million resulting from lower energy commodity prices and lower transmission costs of $8.5 million due to a decrease in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $366 million in 2011 compared to $351.2 million in 2010, an increase of $14.8 million, or 4.2%. One significant component of this increase in expense is higher pension and PBOP related PAM amortization costs ($6.1 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were transmission costs ($4.8 million), storm-related expenses ($3.4 million), higher maintenance costs ($2.4 million), and higher labor and labor-related costs ($1 million). Partially offsetting the increase was lower bad debt expense ($3.3 million).

Depreciation and amortization expense was $272.1 million in 2011 compared to $280.7 million in 2010, a decrease of $8.6 million or 3.1%. The decrease primarily reflects lower amortization costs related to the reduction of securitized transition costs, offset by higher depreciable distribution and transmission investments.

Energy efficiency programs expense was $175.7 million in 2011 compared to $117.1 million in 2010, an increase of $58.6 million, or 50%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis.

Property and other taxes were $111.5 million in 2011 compared to $104.8 million in 2010, an increase of $6.7 million, or 6.4%, reflecting higher overall property investments and higher municipal property tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $97.9 million in 2011 compared to $102.6 million in 2010, a decrease of $4.7 million, or 4.6%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $125 million, 7.80% Debentures in May 2010. These reductions in interest expense were partially offset by interest expense for NSTAR Electric’s $300 million, 5.50% Debentures issued in March 2010.

Interest income and other, net were $28.7 million of net interest income in 2011 compared to $31.4 million of net interest income in 2010, a decrease of $2.7 million, or 8.6%, due to decreased interest income on tax issues of $9.5 million, partially offset by higher interest income of $2.4 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Other income was $2.1 million in 2011 compared to $4 million in 2010, a decrease of $1.9 million, or 47.5%. The decrease relates primarily to lower investment earnings and lower cash surrender value of insurance policies.

Other deductions were $1.4 million in 2011 compared to $4.7 million in 2010, a decrease of $3.3 million, or 70.2%. The decrease is related to lower funding contributions made to the NSTAR Foundation of $2.5 million.

Income tax expense:

Income tax expense was $165.7 million in 2011 compared to $162 million in 2010, an increase of $3.7 million, or 2.3%, primarily reflecting the higher pre-tax operating income in 2011.

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

NSTAR Electric has no financial covenant requirements under its respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Electric’s long-term debt is unsecured.

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

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $141.5 million and $227.5 million balances outstanding at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 45.4% and 46.6%, respectively.

In connection with the pending merger with Northeast Utilities, NSTAR and NSTAR Electric received waivers and executed amendments to their respective revolving credit agreements necessary to allow completion of the merger.

Historically, NSTAR Electric has had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR Electric’s financial condition and credit ratings.

NSTAR Electric’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Based on NSTAR Electric’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

Performance Assurances from Electricity Agreements

NSTAR Electric continuously enters into power purchase agreements to meet its entire Basic Service supply obligations. NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings that guaranty the supplier’s obligations. In accordance with NSTAR’s Internal Credit Policy, and to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR Electric evaluates the supplier’s credit and NSTAR Electric’s potential exposure (on a supplier default), and when necessary obtains letters of credit or other acceptable financial security instruments. In addition, under these agreements, if a supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional financial security for performance of its obligations. These agreements also include a reciprocal provision, where in the event that NSTAR Electric is downgraded below investment grade, it would be required to provide additional security for performance, such as a letter of credit. In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In the event the supplier (or its guarantor) does not provide the required additional financial security as required under the agreement, NSTAR Electric may then terminate the agreement and collect a liquidation payment from the defaulting supplier. In such event, NSTAR Electric may be required to secure alternative sources of supply at higher or lower prices (depending on prevailing market conditions) than provided under the terminated agreements.

Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.

At December 31, 2011, outstanding guarantees totaled $11.8 million as follows:

(in thousands)
Surety Bonds	$8,313
Other Guarantees	3,459

Total Guarantees	$11,772

Surety Bonds

As of December 31, 2011, NSTAR Electric had purchased a total of $1.9 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR Electric had purchased approximately $6.4 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric’s Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody’s. These indemnity agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR Electric has issued $3.5 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission companies, NEH and NHH.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contractual Obligations

NSTAR Electric enters into a variety of contractual obligations and other commitments in the course of ordinary business activities. The following table summarizes NSTAR Electric’s significant contractual cash obligations as of December 31, 2011:

(in millions)	2012	2013	2014	2015	2016	Years Thereafter	Total
Long-term debt maturities	$401	$2	$302	$5	$-	$900	$1,610
Interest obligations on long-term debt	85	66	58	51	51	634	945
Securitization obligations	49	43	-	-	-	-	92
Interest obligations on transition property securitization	5	1	-	-	-	-	6
Leases of property	2	2	1	1	1	-	7
Leases of capital equipment	8	8	7	6	4	10	43
Transmission obligations	4	4	4	3	-	-	15
Purchase obligations	12	-	-	-	-	-	12
Pension	25	75	75	75	75	-	325
Electric capacity obligations	1	2	2	2	3	7	17
Decommissioning of nuclear generating units	8	8	8	7	-	-	31
Electric interconnection agreement	4	4	3	3	3	41	58
Renewable electric energy contracts	67	88	87	88	52	251	633
Electric energy contracts (Basic Service)	411	-	-	-	-	-	411
Purchase power buy-out obligations	32	27	31	31	10	-	131

Total obligations	$1,114	$330	$578	$272	$199	$1,843	$4,336

Transition property securitization payments reflect securities issued in 2005 for BEC Funding II, LLC and CEC Funding, LLC. These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric’s transition charges and, as a result, these payment obligations do not affect NSTAR Electric’s overall cash flow.

Transmission obligations represent the obligation to support the carrying costs of facilities utilized.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected Pension contributions beyond 2016. Refer to Note F, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements.

Electric capacity obligations reflect obligations for purchased power and are fully recoverable. As a result, these payment obligations do not affect NSTAR Electric’s results of operations.

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

Renewable electric energy contract obligations represent projected payments under long-term agreements.

Electric energy contracts (Basic Service) represent obligations under Basic Service load provider agreements.

The purchase power buy-out obligation relates to NSTAR Electric’s execution of several agreements to buy-out or restructure certain long-term purchase power contracts. NSTAR Electric fully recovers these payments through its transition charge. These amounts represent payments by NSTAR Electric for these agreements.

Contingencies

Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2011 and 2010, NSTAR Electric had liabilities of $1.3 million and $0.9 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2011 and 2010, were as follows:

	2011		2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness
(including current maturities)	$1,692,574	$1,909,950	$1,791,513	$1,936,680

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

In addition, NSTAR Electric has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanisms that permit recovery of these costs in a timely manner. The majority of NSTAR Electric’s commodity purchase contracts range in term from three to twelve months. NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers. NSTAR Electric earns a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowings costs. NSTAR Electric believes it is unlikely that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

Interest Rate Risk

NSTAR Electric believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At December 31, 2011 and 2010, respectively, all of NSTAR Electric’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, excluding fees for short-term indebtedness, were 0.16% and 0.22% for 2011 and 2010, respectively. On a long-term basis, NSTAR Electric mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Directors of NSTAR Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR Electric Company and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, NSTAR signed an Agreement and Plan of Merger on October 16, 2010 with Northeast Utilities.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 7, 2012

Item 8.  Financial Statements and Supplementary Data

NSTAR Electric Company

Consolidated Statements of Income

	Years ended December 31,
	2011	2010	2009
	(in thousands)

Operating revenues	$2,487,288	$2,478,280	$2,564,411

Operating expenses:
Purchased power and transmission	1,075,215	1,141,945	1,265,595
Operations and maintenance	366,013	351,199	319,300
Depreciation and amortization	272,122	280,739	338,632
Energy efficiency programs	175,746	117,091	80,609
Property and other taxes	111,530	104,810	94,025

Total operating expenses	2,000,626	1,995,784	2,098,161

Operating income	486,662	482,496	466,250

Interest charges (income):
Long-term debt	90,225	90,744	83,185
Transition property securitization	7,678	11,826	19,540
Interest income and other, net	(28,666)	(31,445)	(25,690)

Total interest charges	69,237	71,125	77,035

Other income (deductions):
Other income	2,147	3,961	5,755
Other deductions	(1,392)	(4,737)	(3,055)

Total other income (deductions)	755	(776)	2,700

Income before income taxes	418,180	410,595	391,915
Income taxes	165,686	162,020	151,224

Net income	$252,494	$248,575	$240,691

Per share data is not relevant because NSTAR Electric Company’s common stock is wholly owned by NSTAR.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2011	2010	2009
	(in thousands)

Balance at the beginning of the year	$ 1,158,501	$1,100,086	$1,002,255
Add:
Net income	252,494	248,575	240,691

Subtotal	1,410,995	1,348,661	1,242,946

Deduct:
Dividends declared:
Common stock dividends declared to Parent	169,900	188,200	140,900
Preferred stock dividends declared	1,960	1,960	1,960

Subtotal	171,860	190,160	142,860

Balance at the end of the year	$ 1,239,135	$1,158,501	$1,100,086

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$9,373	$8,964
Restricted cash	-	17,007
Accounts receivable, net of allowance of $27,118 and $29,033, respectively	232,827	227,115
Accrued unbilled revenues	40,380	42,528
Regulatory assets	312,133	331,772
Inventory, at average cost	31,222	18,254
Refundable income taxes	-	128,340
Other	247	33,735

Total current assets	626,182	807,715

Utility plant:
Electric plant in service, at original cost	5,720,718	5,468,560
Less: accumulated depreciation	1,436,021	1,351,537

Net electric plant in service	4,284,697	4,117,023
Construction work in progress	162,050	87,678

Net utility plant	4,446,747	4,204,701

Other investments:
Equity and other investments	4,211	4,755
Restricted cash - securitization	3,373	3,373

Total other investments	7,584	8,128

Deferred debits:
Regulatory assets	1,680,596	1,676,688
Other deferred debits	30,241	39,706

Total deferred debits	1,710,837	1,716,394

Total assets	$6,791,350	$6,736,938

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Balance Sheets

	December 31,
	2011	2010
Liabilities and Capitalization	(in thousands)

Current liabilities:
Long-term debt	$400,687	$687
Transition property securitization	48,680	46,955
Notes payable	141,500	227,500
Power contract obligations	31,717	72,553
Accounts payable	182,035	205,467
Payable to affiliates, net	124,432	110,304
Income taxes	96,155	63,622
Accrued interest	18,956	18,587
Other	57,854	58,470

Total current liabilities	1,102,016	804,145

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,310,180	1,219,810
Power contract obligations	112,010	143,224
Pension liability	357,685	254,014
Regulatory liability - cost of removal	235,762	226,738
Payable to affiliates	75,905	66,702
Other deferred credits	79,837	84,320

Total deferred credits	2,171,379	1,994,808

Capitalization:
Long-term debt:
Long-term debt	1,199,714	1,616,011
Transition property securitization	43,493	127,860

Total long-term debt	1,243,207	1,743,871

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share, (100 shares issued and outstanding)	-	-
Premium on common stock	992,613	992,613
Retained earnings	1,239,135	1,158,501

Total common equity	2,231,748	2,151,114

Total capitalization	3,517,955	3,937,985

Commitments and contingencies

Total liabilities and capitalization	$6,791,350	$6,736,938

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR Electric Company

Consolidated Statements of Cash Flows

	Years ended December 31,

	2011	2010	2009

Operating activities:
Net income	$252,494	$248,575	$240,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,122	280,739	338,632
Debt amortization	4,792	4,800	4,809
Deferred income taxes and investment tax credits	70,621	40,204	53,772
Net changes in:
Refundable income taxes	128,340	-	-
Accounts receivable and accrued unbilled revenues	(3,564)	(7,871)	43,949
Inventory, at average cost	(12,968)	3,077	2,474
Accounts payable	(38,542)	46,976	(6,335)
Other current assets and liabilities	68,918	(3,754)	(38,922)
Regulatory assets	14,764	108,188	(9,185)
Long-term power contract obligations	(73,026)	(131,780)	(123,776)
Deferred debits and credits, net	37,217	(33,128)	17,349

Net cash provided by operating activities	721,168	556,026	523,458

Investing activities:
Plant expenditures (including AFUDC)	(381,245)	(308,605)	(319,454)
Proceeds on sales of property	188	-	2,074
(Decrease) increase in restricted cash	17,007	(13,392)	-
Net change in other investment activities	443	585	1,249

Net cash used in investing activities	(363,607)	(321,412)	(316,131)

Financing activities:
Long-term debt issuances, net	-	295,194	104,553
Debt issuance costs	-	(3,048)	(875)
Transition property securitization redemptions	(82,642)	(94,943)	(154,031)
Long-term debt redemption	(16,650)	(126,650)	(1,630)
Net change in notes payable	(86,000)	(113,500)	(13,583)
Dividends paid	(171,860)	(190,160)	(142,860)

Net cash used in financing activities	(357,152)	(233,107)	(208,426)

Net increase (decrease) in cash and cash equivalents	409	1,507	(1,099)
Cash and cash equivalents at the beginning of the year	8,964	7,457	8,556

Cash and cash equivalents at the end of the year	$9,373	$8,964	$7,457

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:

Interest, net of amounts capitalized	$96,073	$95,849	$101,062

Income taxes	$(62,190)	$147,573	$112,204

Non-cash investing activity:

Plant additions included in accounts payable	$34,336	$16,663	$22,584

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

Harbor Electric Energy Company (HEEC), a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority’s wastewater treatment facility located on Deer Island in Boston, Massachusetts. NSTAR Electric consolidates two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of a third special purpose subsidiary, BEC Funding LLC, were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

2.  Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission. On February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). Consent of the Nuclear Regulatory Commission (NRC) was received on December 20, 2011.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending merger provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-merger net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and NSTAR and NU briefs and reply briefs culminating in the delivery of the final NSTAR and NU reply briefs on September 19, 2011. Subsequently, NSTAR and NU agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final NSTAR and NU reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU originally scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, which were postponed during the fourth quarter of 2011 while NSTAR, NU and other parties made attempts to narrow and discuss the issues presented by the DOER’s Motion to Stay. On January 6, 2012, the Oral Arguments were conducted regarding DOER’s Motion to Stay. At the Oral Argument, DOER withdrew its request for a fully adjudicated rate case, which would have required an extended stay of the proceeding. NSTAR and NU await approval of the merger from the DPU.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a declaratory ruling stating that it lacked jurisdiction to review the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the PURA with instructions to reopen the docket and review the merger transaction.

On January 4, 2012, the PURA issued a draft decision in Docket No. 10-12-05RE01 that revised its earlier declaratory ruling of June 1, 2011, which had concluded it did not have jurisdiction to review the pending merger between NU and NSTAR. Following oral arguments on January 12, 2012, the PURA issued its final decision on January 18, 2012 that concluded that NU and NSTAR must seek approval to merge from the PURA pursuant to Connecticut state law. On January 19, 2012, NU and NSTAR filed their merge review application with the PURA. On January 20, 2012, the PURA issued a procedural schedule that includes a draft decision on March 26, 2012 and a final decision on April 2, 2012.

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

3.  Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, retained earnings, financial position and cash flows of NSTAR Electric and its subsidiaries, Harbor Electric Energy Company (HEEC), BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior year’s consolidated financial statements to conform to the current year’s presentation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU. In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying Consolidated Financial Statements are prepared in conformity with GAAP. NSTAR Electric is subject to the application of ASC 980, Regulated Operations, that considers the effects of regulation resulting from the differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980. Refer to Note C, “Regulatory Assets,” for more information.

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

(in thousands)	2011	2010
Electric -
Distribution	$4,126,728	$3,964,499
Transmission	1,386,906	1,293,294
General	207,084	210,767

Electric utility plant	$5,720,718	$5,468,560

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

	Years ended December 31,
(dollars in millions)	2011	2010	2009
Overall average depreciation rate for utility plant	2.96%	2.95%	3.06%
Depreciation and amortization expense of utility plant	$163.1	$158.4	$152.2

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

	Years ended December 31,
	2011	2010	2009
Average AFUDC rate	0.29%	0.29%	0.33%

9.  Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents at December 31, 2011 and 2010 are comprised of liquid securities with maturities of 90 days or less when purchased.

In accordance with the financial assurance policy of ISO-New England Inc. (ISO-NE), NSTAR Electric had $17 million on deposit in an escrow account as of December 31, 2010. This policy was modified during 2011 resulting in the refund of this deposit to NSTAR Electric. Accordingly, this deposit is presented as a “Current assets: Restricted cash” in the accompanying Consolidated Balance Sheets at December 31, 2010.

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

11.  Income Taxes

Income tax expense includes the current tax obligation or benefit and the change in net deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax basis of certain assets and liabilities. Income tax benefits associated with uncertain tax positions are recognized when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. Refer to Note E, “Income Taxes,” for more information.

12.  Equity Method of Accounting

NSTAR Electric uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR Electric participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies, New England Hydro-Transmission Electric Company, Inc. (NEH) and New England Hydro-Transmission Corporation (NHH) that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. NSTAR Electric also retains equity investments ranging from 4% to 14% in three regional nuclear facilities (CY, MY, and YA), all of which have been decommissioned in accordance with the federal NRC procedures.

13.  Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Regulatory deferrals carrying charges	$29,415	$26,984	$22,476
Income tax related interest (expense) income	(2,023)	7,443	6,735
Other interest income (expense)	1,205	(2,767)	(3,266)
Short-term debt	(263)	(601)	(717)
AFUDC	332	386	462

Total interest income and other, net	$28,666	$31,445	$25,690

Other interest income (expense) includes interest expense on life insurance policies, loan facility charges, and interest on customer deposits, partially offset by interest income on legal matters.

14.  Other Income (Deductions)

Major components of other income were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Earnings, dividends, and other income related to equity investments	$505	$836	$891
Interest and rental income	810	928	2,090
Income from life insurance policies	822	2,188	2,542
Miscellaneous other income, net	10	9	232

Total other income	$2,147	$3,961	$5,755

Major components of other deductions were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
NSTAR Foundation funding contributions	$-	$(2,606)	$(1,736)
Other charitable contributions	(829)	(727)	(785)
Miscellaneous other deductions	(563)	(1,404)	(534)

Total other deductions	$(1,392)	$(4,737)	$(3,055)

15.  Related Party Transactions

The accompanying Consolidated Balance Sheets include $75.9 million and $66.7 million in “Deferred credits and other liabilities - Payable to affiliates” as of December 31, 2011 and 2010, respectively. This amount is composed of payments received from affiliates as a result of the Company’s role as the sponsor of the NSTAR Pension Plan.

The accompanying Consolidated Statements of Income as of December 31, 2011, 2010, and 2009, include a net allocation of affiliated companies’ expenses of $193 million, $192 million, and $197 million, and affiliated companies’ interest income of $0.0 million, $0.1 million, and $0.1 million, respectively. Operating expenses are charged between NSTAR Electric and its affiliated companies on a cost sharing method based on proportionate rendering of services.

16.  Purchase and Sales Transactions with ISO-NE

NSTAR Electric has several remaining long-term power contracts that it sells through ISO-NE at daily market prices, which are not used to satisfy NSTAR Electric’s Basic Service energy requirements. NSTAR Electric is required by the DPU to credit all proceeds from these energy sales back to its customers. NSTAR Electric may not execute new long-term energy supply agreements without approval of the DPU. NSTAR Electric records the proceeds from the sales of these contracts as a reduction to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

	Years ended December 31,
(in millions)	2011	2010	2009
Proceeds from sales of long-term power contracts	$148.4	$162.0	$147.1

17.  Variable Interest Entities

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

18.  Subsequent Events

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

	0000000	0000000
	December 31,
(in millions)	2011	2010
Asset retirement obligation	$27	$26

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

	000000000	000000000
	December 31,
(in millions)	2011	2010
Regulatory liability – cost of removal	$236	$227

Note C.  Regulatory Assets

Under the traditional revenue requirements model, electric rates are based on the cost of providing energy delivery service. Accounting rules require companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is probable. This is applicable to NSTAR Electric’s distribution and transmission operations.

Regulatory assets represent costs incurred that are probable of recovery from customers through future rates in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2011	2010
Retiree benefit costs	$828,909	$675,486
Goodwill	478,850	496,158
Securitized and other energy-related costs	368,520	496,416
Energy contracts (including Yankee units)	143,727	215,598
Income taxes, net	48,827	26,471
Redemption premiums	18,171	20,748
Purchased energy costs	(7,368)	(35,457)
Other	113,093	113,040

Total current and long-term regulatory assets	$1,992,729	$2,008,460

Amortization expense recorded to “Depreciation and amortization” on the accompanying Consolidated Statements of Income on certain regulatory assets for 2011, 2010, and 2009, was $109.0 million, $122.3 million, and $186.4 million, respectively. The amortization of other regulatory assets is recorded to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

Retiree benefit costs

Retiree benefit related regulatory assets at December 31, 2011 and 2010 are $828.9 million and $675.5 million, respectively. (Refer to Note F, “Pension and Other Postretirement Benefits,” for further details.) NSTAR Electric recovers its qualified pension expenses through a reconciling rate mechanism (PAM). NSTAR Electric recognizes a regulatory asset as an offset for the liability that is recognized for the funded status of the Pension plan, because NSTAR Electric will eventually recover these amounts in rates when they are recognized in expense. At December 31, 2011 and 2010, this asset was $353 million and $247.4 million, respectively, for the Pension Plan. NSTAR Electric does not earn a carrying charge on this amount.

NSTAR Electric does earn a carrying charge in accordance with PAM on the excess cumulative contributions it has made over what it has cumulatively recognized as expense. At December 31, 2011 and 2010, these balances were $443 million and $389.3 million of the retiree benefit regulatory asset, respectively.

The remainder of regulatory assets in this category consist of deferred costs of $32.9 million and $38.8 million at December 31, 2011 and 2010, respectively. These earn a carrying charge based on short-term interest rates.

In March 2010, the President signed the PPACA and the HCERA into law. These laws changed the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D, beginning in 2013. Because the tax benefits associated with these future deductions were reflected as deferred income tax assets in the consolidated financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets of $13.9 million. As a result of its rate recovery mechanism, NSTAR Electric established a regulatory asset for this amount to reflect the anticipated future collection from customers due to the law change. NSTAR Electric also established an additional regulatory asset of $9 million and a related increase in deferred tax liabilities to reflect a tax gross-up for revenue requirement purposes. The tax law change had no material impact to NSTAR Electric’s reported earnings. As of December 31, 2011 and 2010, the remaining regulatory asset related to this matter was $15.2 million and $22.9 million, respectively, which are included in the balances above.

Goodwill

The Company’s goodwill originated from the merger that created NSTAR in 1999. As a result of a rate order from the DPU approving the merger, NSTAR Electric is recovering goodwill from its customers and, therefore, NSTAR Electric has determined that this rate structure allows for amortization of goodwill over the collection period. Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.

Securitized and other energy-related costs

A portion of these energy-related regulatory assets constitute Transition Property collateralizing the Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. The collateralized amounts at December 31, 2011 and 2010 were $98.4 million and $182.7 million, respectively. The certificates are non-recourse to NSTAR Electric. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $259.8 million and $296.5 million at December 31, 2011 and 2010, respectively. These cost recoveries primarily occur through September 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $10.3 million and $17.2 million at December 31, 2011 and 2010, respectively.

Energy contracts

At December 31, 2011 and 2010, respectively, $109.6 million and $174.2 million represent the contract termination liability related to certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric’s transition charge. Since no cash outlay was incurred by NSTAR Electric, NSTAR Electric recognized this regulatory asset as a result of recording the contract termination liability. NSTAR Electric does not earn a return on this regulatory asset. The contracts’ termination payments will occur over time and will be collected from customers through NSTAR Electric’s transition charge over the same time period. The cost recovery period of these terminated contracts is through September 2016.

The unamortized balance of the costs to decommission the CY, YA, and MY nuclear power plants was $30.8 million and $39.2 million at December 31, 2011 and 2010, respectively. All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations. NSTAR Electric’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014, and for MY in 2013. However, should the actual costs exceed current estimates, NSTAR Electric could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR Electric’s transition charge. NSTAR Electric does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR Electric by these plants. Refer to Note K, “Commitments and Contingencies,” for further discussion.

The remaining balance at December 31, 2011 and 2010 of $3.4 million and $2.4 million, respectively, represents an asset recorded to offset a derivative liability recorded for the fair value of a long-term renewable energy contract. Refer to Note D, “Derivative Instruments,” for further details.

Income taxes, net

This regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component. Partially offsetting these amounts is a regulatory liability associated with unamortized investment tax credits. The increase from 2010 to 2011 is due primarily to adjusting deferred taxes for amounts previously flowed-through to customers for regulatory purposes.

Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval. The decrease reflects the amortization of these redemption premiums. There is no return recognized on this balance.

Purchased energy costs

The purchased energy costs at December 31, 2011 and 2010 relate to deferred electric Basic Service costs. Basic Service is the electricity that is supplied by NSTAR Electric when a customer has chosen not to receive service from a competitive supplier. The market price for Basic Service costs may fluctuate based on the average market price for energy. Amounts incurred for Basic Service are recovered on a fully reconciling basis without a return. The over-collected position of purchased energy costs is presented as a reduction of regulatory assets rather than as a regulatory liability. This is because the amount of the over-collected Basic Service position is exceeded by regulatory assets that will be collected from the same classes of retail electric customers that this over-collected Basic Service position will be returned to.

Other

Amounts included consist of deferred transmission costs, DPU-approved safety and reliability program costs, other DPU costs, and asset retirement obligation costs. Deferred transmission costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services that will be recovered over a subsequent twelve-month period with carrying charges. The costs associated with the safety and reliability programs are pending a decision by the DPU. (See “DPU Safety and Reliability Programs (CPSL)” in Note K, “Commitments and Contingencies”).

Note D.  Derivative Instruments

Energy Contract

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.4 million and $2.4 million liability as of December 31, 2011 and 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. The fair value of the renewable energy contract deemed to be a derivative and the balance sheet position of this agreement is as follows:

(in thousands)	December 31, 2011	December 31, 2010
Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$3,376	$2,400

Total liability for non-hedging derivative instrument	$3,376	$2,400

Note E.  Income Taxes

NSTAR Electric recognizes deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Net regulatory assets of $48.8 million and $26.5 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31,2011 and 2010, respectively. The increase from prior year is due primarily to recording deferred income taxes on amounts previously flowed-through to customers for regulatory purposes. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2011	2010
Deferred tax liabilities:
Depreciation	$906,347	$764,767
Goodwill	187,829	194,618
Power contracts	41,334	76,763
Purchased power	102,472	115,837
Pension expense	135,914	110,069
Other	102,260	118,035

Total deferred tax liabilities	1,476,156	1,380,089
Deferred tax assets	64,157	69,444

Net accumulated deferred income taxes	1,411,999	1,310,645
Accumulated unamortized investment tax credits	10,724	12,109

Net deferred tax liabilities and investment tax credits	$1,422,723	$1,322,754

Investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

For Federal income tax purposes, NSTAR Electric files its return as part of the NSTAR consolidated income tax return. As such, the amount of current and deferred Federal income tax expense or benefit is calculated based on NSTAR Electric’s stand alone taxable income. NSTAR Electric is obligated to pay or receive from NSTAR its share of current Federal tax expense or benefit. NSTAR Electric’s deferred Federal income tax liability represents future income tax payments to NSTAR.

Components of income tax expense were as follows:

(in thousands)	2011	2010	2009
Current income tax expense	$95,065	$121,816	$97,452
Deferred income tax expense	72,006	41,612	55,202
Investment tax credit amortization	(1,385)	(1,408)	(1,430)

Total income tax expense	$165,686	$162,020	$151,224

The effective income tax rates reflected in the accompanying Consolidated Financial Statements and the reasons for their differences from the statutory Federal income tax rate were as follows:

	2011	2010	2009
Statutory tax rate	35%	35%	35%
State income tax, net of Federal income tax benefit	4	4	4
Other	1	-	-

Effective tax rate	40%	39%	39%

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR Electric received a $166.8 million refund from the IRS relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2011 Federal income tax return is being reviewed under the IRS Compliance Assurance Process (CAP). CAP accelerates the examination of the return in order to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain. All years prior to 2011 have been examined by the IRS.

Uncertain Tax Positions

As of December 31, 2011 and 2010, there were no unrecognized tax benefits of a permanent nature that if recognized would have an impact on the Company’s effective tax rate. NSTAR Electric did not have a reserve for uncertain tax positions at December 31, 2011 and 2010.

Interest on Tax Positions

NSTAR Electric recognizes interest accrued related to tax positions in “Interest income and other, net” on the accompanying Consolidated Statements of Income. Related penalties, if applicable, are reflected in “Other deductions” on the accompanying Consolidated Statements of Income. No penalties were recognized during 2011, 2010, and 2009. The amount of interest (expense) income recognized on the accompanying Consolidated Statements of Income and the total amount of accrued interest (payable) receivable included in “Other current liabilities” and “Other current assets” on the accompanying Consolidated Balance Sheets were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Interest (expense) income on tax positions	$(2.0)	$7.4	$6.7

	December 31,
(in millions)	2011	2010
Accrued tax interest (payable) receivable	$(0.7)	$32.7

Note F.  Pension and Other Postretirement Benefits

NSTAR Electric recognizes an asset or liability on its balance sheet for the funded status of its Pension Plan. The pension asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation as of year-end. As a result of NSTAR Electric’s approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR Electric has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

1.	Pension

NSTAR Electric sponsors the NSTAR Pension Plan (the Plan), that covers substantially all employees of NSTAR Electric & Gas. Retirement benefits are based on various final average pay formulas.

The Plan uses December 31st for the measurement date to determine its projected benefit obligation and fair value of plan assets for the purposes of determining the Plan’s funded status and the net periodic benefit costs for the following year.

The following tables for NSTAR Electric’s Pension Plan present the change in benefit obligation, change in the Plan’s assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended
	December 31,
(in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,184,630	$1,091,660
Service cost	26,007	23,564
Interest cost	60,963	61,794
Plan participants’ contributions	15	18
Actuarial loss	138,032	75,029
Settlement payments	(3,769)	(3,879)
Benefits paid	(59,593)	(63,556)

Benefit obligation, end of the year	$1,346,285	$1,184,630

	Years Ended
	December 31,
(in thousands)	2011	2010
Change in Plan assets:
Fair value of Plan assets, beginning of the year	$930,616	$862,038
Actual return on Plan assets, net	(3,669)	110,995
Employer contribution	125,000	25,000
Plan participants’ contributions	15	18
Settlement payments	(3,769)	(3,879)
Benefits paid	(59,593)	(63,556)

Fair value of Plan assets, end of the year	$988,600	$930,616

Funded status, end of year	$(357,685)	$(254,014)

The entire difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2011	2010
Deferred credits and other liabilities – Pension liability	$(357,685)	$(254,014)

Amounts not yet reflected in net periodic benefit cost and included in regulatory assets:

	December 31,
(in thousands)	2011	2010
Prior service credit	$559	$1,305
Accumulated actuarial loss	(786,214)	(621,813)
Cumulative employer contributions in excess of net periodic benefit cost	427,970	366,494

Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(357,685)	$(254,014)

The accumulated benefit obligation for the qualified pension plan was as follows:

	December 31,
(in millions)	2011	2010
Accumulated benefit obligation	$1,271.3	$1,119.6

Weighted average assumptions were as follows:

	2011	2010	2009
Discount rate at the end of the year	4.52%	5.30%	5.85%
Expected return on Plan assets for the year	8.0%	8.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plan’s discount rates are based on a bond portfolio model that approximates the Plan liabilities. The Plan’s expected long-term rates of return are based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a long-term period. Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% of assets for 2011, 2010, and 2009.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Service cost	$26,007	$23,564	$21,301
Interest cost	60,963	61,794	61,712
Expected return on Plan assets	(71,377)	(62,782)	(58,120)
Amortization of prior service (credit) cost	(746)	(746)	(746)
Recognized actuarial loss	48,677	50,474	53,272

Net periodic benefit cost before allocation to affiliates	$63,524	$72,304	$77,419

The Company, as a sponsor of the Plan, allocated net costs and was reimbursed by its affiliated companies the following amounts:

	Years Ended December 31,
(in millions)	2011	2010	2009
Allocated and reimbursed net pension costs	$10.2	$11.6	$12.4

Employer contributions in 2011 of $125 million were made to the Pension Plan. During 2012, NSTAR Electric anticipates contributing approximately $25 million to its Pension Plan trust.

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

The estimated benefit payments for the Pension Plan for the next ten years are as follows:

(in thousands)
2012	$76,555
2013	75,258
2014	75,751
2015	78,085
2016	78,211
2017 - 2021	404,525

Total	$788,385

2.	Pension Plan Assets

Investment objectives:

The primary investment goal of the Pension Plan is to achieve a return equal to or better than the median corporate plan over the long-term. Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy. The Plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the Plan. The Company currently uses over 20 asset managers to manage its plan’s assets. As a guideline, assets are diversified by asset classes (Equity, Fixed Income, Real Estate, Alternative Investments) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

•	No more than 6% of an asset manager’s equity portfolio market value may be invested in one company
•	Each equity portfolio should be invested in at least 20 different companies in different industries
•	No more than 50% of each equity portfolio’s market value may be invested in one industry sector, and
•	No more than 5% of a fixed income manager’s portfolio may be invested in the security of an issuer, except the U.S. Government and its agencies.

Investment Valuation of Pension Assets:

Investments stated at fair value as determined by quoted market prices for identical assets (Level 1) include:

•	Shares of registered investment companies valued at fair value as determined by quoted market prices, based upon net asset value (NAV)
•	Domestic and foreign common equity securities and real estate investment trusts valued using quoted market prices of a national securities exchange
•	U.S. Government securities valued on an active trading market
•	Futures contracts valued at the last settlement price at the end of each day on the exchange upon which they are traded

Investments stated at estimated fair value using significant observable inputs (Level 2) include:

•	Interest bearing cash in an institutional short-term investment vehicle valued daily
•

Fixed income investments consisting of domestic and foreign corporate bonds, foreign government securities, collateralized mortgage obligations and other securitized vehicles are valued on the basis of valuations furnished by a pricing service, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities, which are generally recognized by institutional traders

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

Significant Investment Risks of Level 3 Investments:

Certain real estate limited partnerships have long-term lock-up provisions (7-10 years) that are intended to allow for an orderly investment and dissolution of the partnership as the underlying properties are sold. Certain hedge funds have instituted temporary redemption restrictions as of December 31, 2011. Others have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption. Management does not believe that these liquidity restrictions impair the Plan’s ability to transact redemptions at NAV, which the Plan utilizes for fair value for those investments.

The Pension Plan also had $26 million of unfunded investment commitments to real estate limited partnerships at December 31, 2011. These commitments must be fulfilled by June 2013.

The fair value of the Pension Plan’s assets at December 31, 2011 by asset class, were as follows:

		Fair Value Measurements at December 31, 2011

(in millions)	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (44% of total):
Domestic companies	$78	$77	$1	$-
Foreign companies	5	4	1	-
Common/collective trusts	340	-	340	-
Limited partnerships	41	-	-	41

Total equity securities	464	81	342	41

Fixed income securities (34% of total):
Interest bearing cash	50	-	50	-
Domestic government securities	49	30	19	-
Foreign government securities	28	-	28	-
Domestic and foreign corporate bonds	123	-	123	-
Mortgage backed securities	8	-	-	8
Registered investment companies	94	54	40	-
Guaranteed annuity contract	3	-	-	3

Total fixed income securities	355	84	260	11

Real estate investments (10% of total):
Limited partnerships	111	-	-	111

Total real estate	111	-	-	111

Alternative investments (12% of total):
Hedge funds	127	-	-	127

Total alternative investments	127	-	-	127

Total (prior to 401(h) allocation)	1,057	165	602	290

Allocation of 401(h) account	(68)	(10)	(39)	(19)

Net assets of Pension Plan	$989	$155	$563	$271

The fair value of the Pension Plan’s assets at December 31, 2010 by asset class, were as follows:

		Fair Value Measurements at December 31, 2010

(in millions)	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (46% of total):
Domestic companies	$82	$81	$1	$-
Foreign companies	9	8	1	-
Common/collective trusts	327	-	327	-
Limited partnerships	45	-	-	45

Total equity securities	463	89	329	45

Fixed income securities (29% of total):
Interest bearing cash	20	-	20	-
Domestic government securities	46	27	19	-
Foreign government securities	20	-	19	1
Domestic and foreign corporate bonds	113	-	112	1
Mortgage backed securities	7	-	1	6
Registered investment companies	81	52	29	-
Guaranteed investment contract	3	-	-	3

Total fixed income securities	290	79	200	11

Real estate investments (9% of total):
Limited partnerships	86	-	-	86
Hedge funds	3	-	-	3

Total real estate	89	-	-	89

Alternative investments (16% of total):
Hedge funds	158	-	-	158

Total alternative investments	158	-	-	158

Total (prior to 401(h) allocation)	1,000	168	529	303

Allocation of 401(h) account	(69)	(12)	(37)	(20)

Net assets of Pension Plan	$931	$156	$492	$283

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

The following reflects the weighted average asset allocation percentage of the fair value of the Pension Plan’s assets for each major type of asset as of December 31st as well as the targeted ranges:

	Plan Assets		Target
Asset Class	2011	2010	Ranges	Typical Benchmark
Equity securities	44%	46%	35%-50%	MSCI ACWI
Debt securities	34%	29%	25%-40%	Barclays Aggregate
Real Estate	10%	9%	5%-15%	NCREIF Property Index
Alternative	12%	16%	10%-20%	HFRI Fund of Funds Composite Index

Total	100%	100%

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in millions)	Hedge Funds	Limited Partnerships	Guaranteed Annuity Contract	Other	Total
Ending balance at December 31, 2009	$ 259	$ 78	$ 4	$ -	$341
Actual return on plan assets:
Relating to assets still held at the reporting date	(5)	19	-	-	14
Relating to assets sold during the period	8	1	-	-	9
Purchases, sales, and settlements	(101)	33	(1)	8	(61)
Transfers in and/or out of Level 3	-	-	-	-	-

Ending balance at December 31, 2010	$ 161	$ 131	$ 3	$ 8	$303

Total gains and losses (realized/unrealized) reported in Deferred Debits – Regulatory Assets and Deferred Credits – Pension and Postretirement Liability captions on the accompanying Consolidated Balance Sheet

Relating to assets still held at the reporting date	(5)	6	-	-	1
Relating to assets sold during the period	(2)	-	-	-	(2)
Purchases	-	17	-	-	17
Sales	(27)	(2)	-	-	(29)
Transfers in and/or out of Level 3	-	-	-	-	-

Ending balance at December 31, 2011	$ 127	$ 152	$ 3	$ 8	$290

3.	Other Postretirement Benefits

NSTAR Electric supports a portion of NSTAR’s GWB Plan. The GWB Plan provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. These benefits include health and life insurance coverage. Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits.

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

The net periodic postretirement benefits costs allocated to NSTAR Electric were $26 million, $33 million, and $36 million, in 2011, 2010, and 2009, respectively.

4.	Savings Plan

NSTAR Electric contributes proportionately into a defined contribution 401(k) plan for substantially all employees of NSTAR Electric & Gas. Matching contributions (which are equal to 50% of the employees’ deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) included in the accompanying Consolidated Statements of Income amounted to $8.7 million, $8.1 million, and $7.8 million, in 2011, 2010, and 2009, respectively.

Note G.  Capital Stock

Cumulative Preferred Stock

Non-mandatory redeemable series:

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock. Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock. Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the common stock. The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100 per share), plus accrued and unpaid dividends.

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
	Current Shares	Redemption	December 31,
Series	Outstanding	Price/Share	2011	2010
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	$25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

Note H.  Indebtedness

1.	Long-Term Debt

NSTAR Electric’s long-term debt consisted of the following:

	December 31,
(in thousands)	2011	2010
Debentures:
4.875%, due October 2012	$400,000	$400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	400,000	400,000
5.75%, due March 2036	200,000	200,000
5.50%, due March 2040	300,000	300,000
Bonds:
7.375% Sewage facility revenue bonds, due through May 2015 (HEEC)	5,058	6,708
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	-	15,000
Transition Property Securitization Certificates:
4.13%, due through September 2011	-	30,044
4.40%, due through March 2013	92,172	144,771

Total principal	1,697,230	1,796,523
Unamortized debt discount	(7,709)	(8,583)
Unamortized debt premium	3,053	3,573
Amounts due within one year	(449,367)	(47,642)

Total long-term debt	$1,243,207	$1,743,871

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt of NSTAR Electric are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

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

NSTAR Electric anticipates filing a new two-year financing plan with the DPU during 2012 seeking approval to issue long-term debt securities.

On August 1, 2011, NSTAR Electric redeemed $15 million of Massachusetts Industrial Finance Agency Bonds, 5.75%, due February 2014, at par.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.65 million were made in 2011 and 2010. The interest rate of the bonds was 7.375% for both 2011 and 2010.

The Transition Property Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collaterized with separate securitized regulatory assets with combined balances as follows:

	December 31,
(in millions)	2011	2010
Securitized regulatory asset	$98.4	$182.7

NSTAR Electric, as servicing agent for the Funding companies collected the following amounts:

	Years ended December 31,
(in millions)	2011	2010
Customer collections on securitized regulatory assets	$90.3	$110.7

Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis. These Certificates are non-recourse to NSTAR Electric. On March 15, 2010, BEC Funding LLC retired its final series of outstanding Transition Property Securitization Certificates.

The aggregate principal amounts of NSTAR Electric’s long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2011 are approximately:

	Years ended December 31,
(in millions)	2012	2013	2014	2015	2016	Thereafter
Aggregate long-term debt principal amounts due	$450	$45	$302	$5	$-	$900

2.	Financial Covenant Requirements and Lines of Credit

NSTAR Electric has no financial covenant requirements under its respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Electric’s long-term debt is unsecured.

On March 16, 2010, NSTAR Electric sold $300 million of 5.5% Debentures due March 15, 2040. NSTAR Electric used the proceeds from the issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $141.5 million and $227.5 million outstanding balances at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 45.4% and 46.6%, respectively.

In connection with the pending merger with Northeast Utilities, NSTAR Electric received waivers and executed amendments to their revolving credit agreements necessary to allow completion of the merger.

Historically, NSTAR Electric has had a variety of external sources of financing available, as previously indicated, as favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR Electric’s financial condition and credit ratings.

Average aggregate short-term borrowing and associated interest rates (generally money market rates) were as follows:

	Years ended December 31,
(in millions)	2011	2010
Average short-term borrowings	$162.0	$276.8
Short-term average interest rate	0.16%	0.29%

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

The following represents the fair value hierarchy of NSTAR Electric’s financial liability that was recognized at fair value on a recurring basis as of December 31, 2011. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a )	$-	$-	$3	$3

Total	$-	$-	$3	$3

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Liabilities:
Renewable Energy Contract (a )	$-	$-	$2	$2

Total	$-	$-	$2	$2

(a)	-	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements
Year Ended December 31, 2011
(in millions)	Renewable Energy Contract

Balance at December 31, 2010 (Liability)	$ (2)
Total losses included on balance sheet as a regulatory asset	(1)

Balance at December 31, 2011	$ (3)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2011 and 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2011 and 2010 were as follows:

(in thousands)	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness
(including current maturities)	$1,692,574	$1,909,950	$1,791,513	$1,936,680

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

NSTAR Electric filed its final performance report for 2010 with the DPU on March 1, 2011 and the report is pending a decision by the DPU. Based on the reports filed, no penalties were assessable for the performance year.

NSTAR Electric believes that its service quality performance level for 2011 was not in a penalty situation. The final performance report is expected to be filed with the DPU by March 1, 2012.

Emergency Preparation and Restoration of Service for Electric Customers

Under Massachusetts law and regulation, the DPU has established standards of performance for emergency preparation and restoration of service for electric companies. As a remedy to violation of those standards, the DPU is authorized to levy a penalty not to exceed $250,000 for each violation for each day that the violation persists up to a maximum penalty of $20 million for any related series of violations.

NSTAR Electric believes that it is not in a penalty situation with respect to its performance during declared emergency events to date.

2.	Contractual Commitments

Leases

NSTAR Electric has leases for facilities and equipment, including agreements for use of transmission facilities of other providers. The estimated minimum rental commitments under non-cancelable operating leases for the years after 2011 are as follows:

(in thousands)
2012	$10,938
2013	10,007
2014	7,133
2015	6,269
2016	4,934
Years thereafter	10,376

Total lease commitments	$49,657

The total expense for leases and transmission agreements, including short-term rentals, were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Lease and transmission agreements expense	$19.8	$19.2	$22

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

	Years ended December 31,
(in millions)	2011	2010	2009
Regional network transmission expense	$228.4	$235.7	$182.6

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

The following represents NSTAR Electric’s long-term energy related contractual commitments:

(in millions)	2012	2013	2014	2015	2016	Years Thereafter	Total
Electric capacity obligations	$1	$2	$2	$2	$3	$7	$17
Transmission obligations	4	4	4	3	-	-	15
Renewable electric energy contracts	67	88	87	88	52	251	633
Purchase power buy-out obligations	32	27	31	31	10	-	131
Electric energy contract (Basic Service)	411	-	-	-	-	-	411
Electric interconnection agreement	4	4	3	3	3	41	58

Total long-term energy related contractual commitments	$519	$125	$127	$127	$68	$299	$1,265

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric’s proportionate share of capital and fixed operating costs of certain generating units.

Transmission obligations represent the obligation to support the carrying costs of facilities utilized.

Renewable electric energy contract obligations represent projected payments under long-term agreements.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges. These agreements require NSTAR Electric to make monthly payments through September 2016.

Electric energy contracts (Basic Service) represent obligations under Basic Service load provider agreements.

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

NSTAR Electric has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the Yankee Companies). CY, YA and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the ISFSI’s where spent nuclear fuel is stored at these sites. CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

The accounting for decommissioning and/or security or protection costs of these three decommissioned nuclear power plants involves estimates from Yankee Companies’ management and reflect total remaining costs of approximately $39 million to be incurred for CY, YA and MY. Changes in these estimates will not affect NSTAR Electric’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, the Yankee Companies. The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The case has been going through the appeal process in the Federal courts, oral arguments were held in November 2011 and a final decision on this appeal could be received by May 2012.

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

4.	Financial and Performance Guarantees

On a limited basis, NSTAR Electric may enter into agreements providing financial assurance to third parties.

At December 31, 2011, outstanding guarantees totaled $11.8 million as follows:

(in thousands)
Surety Bonds	$8,313
Hydro-Quebec Transmission Company Guarantees	3,459

Total Guarantees	$11,772

Surety Bonds

As of December 31, 2011, NSTAR Electric has purchased a total of $1.9 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR Electric has purchased approximately $6.4 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR Electric to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR Electric has indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR Electric’s Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody’s. These indemnity agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR Electric has issued approximately $3.5 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission Companies, NEH and NHH.

Management believes the likelihood that NSTAR Electric would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

5.	Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR Electric generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2011 and 2010, NSTAR Electric had liabilities of $1.3 million and $0.9 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment in transition rates. The rates as of January 1 were as follows:

	January 1,
	2012	2011	2010	2009
Annual inflation-adjusted distribution rate – SIP increase (decrease)	0.96%	(0.19) %	1.32%	1.74%

The adjustment increase will be 0.96% of distribution rates, effective January 1, 2012. Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2011, 2010 or 2009.

Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility’s revenues in their next rate case. The exact timing of the next rate case has not yet been determined.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2011, NSTAR Electric has incurred a cumulative incremental revenue requirement of approximately $83 million, including $17 million incurred in 2011. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). On October 10, 2010, the SJC allowed a stay of the DPU’s order pending appeal. Briefs were filed during the summer of 2011 and oral arguments were held on December 8, 2011. A decision by the SJC is expected in the first half of 2012. As of December 31, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR Electric cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts and other ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14% base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that own transmission facilities within the footprint of ISO-NE, which serves as the regional transmission organization for New England.

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

As of December 31, 2011, NSTAR Electric has estimated that for each 10 basis point change in the authorized base ROE would change annual earnings by approximately $0.5 million.

Legal Matters

In the normal course of its business, NSTAR Electric and its subsidiaries are involved in certain legal matters, including civil litigation, for which it has appropriately recognized legal liabilities. Management has reviewed the range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance, and determined that the range of reasonably possible legal liabilities would not be material. Based on the information currently available, NSTAR Electric does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR Electric’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, NSTAR Electric management has evaluated and concluded that NSTAR Electric’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to rules of the SEC.

Item 9B.  Other Information

None

Part III

Item 14.  Principal Accounting Fees and Services

The Company, as a wholly-owned subsidiary of NSTAR, does not directly incur audit fees. All fees for services performed by NSTAR’s independent registered public accounting firm on behalf of NSTAR and its subsidiaries, including NSTAR Electric, are billed to NSTAR. These audit fees are proportionately allocated among NSTAR and its subsidiaries. Information regarding audit fees incurred by NSTAR for services provided by its registered public accounting firm will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:	42 -70

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009	77

3. Exhibits:

Refer to the exhibits listing beginning below.

Incorporated by reference unless designated otherwise:

			Exhibit	SEC Docket

Exhibit 2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	(i)	Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of October 16, 2010	2.1.i	001-14768 NSTAR 8-K dated October 18, 2010 (for agreement entered into October 16, 2010)

	(ii)	Amendment 1 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of November 1, 2010	2.1.ii	001-14768 NSTAR Form 10-K for the year ended December 31, 2010

	(iii)	Amendment 2 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of December 16, 2010	2.1.iii	001-14768 NSTAR Form 10-K for the year ended December 31, 2010

Exhibit 3		Articles of Incorporation and By-Laws

3.1		Restated Articles of Organization	3.1	001-02301 Form 10-Q for the quarter ended June 30, 1994

3.2		NSTAR Electric Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999, January 2, 2007 and March 1, 2011 (filed herewith)

Exhibit 4		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Indenture dated September 1, 1988, between NSTAR Electric Company and the Bank of New York (as successor to Bank of Montreal Trust Company)	4.1	001-02301 Form 10-Q for the quarter ended September 30, 1988

4.2		Votes of the Board of Directors of NSTAR Electric Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, floating rate due in 2005)	4.2	001-02301 Form 8-K dated October 11, 2002

4.3		A Form of 4.875% Debenture Due April 15, 2014	4.3	001-02301 Form 8-K dated April 15, 2004

4.4	A Form of 5.75% Debenture Due March 15, 2036	99.2	001-02301 Form 8-K dated March 17, 2006

4.5	A Form of 5.625% Debenture Due November 15, 2017	99.2	001-02301 Form 8-K dated November 20, 2007 and February 13, 2009

4.6	A Form of 5.50% Debenture Due March 15, 2040	99.2	001-02301 Form 8-K dated March 11, 2010

	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR Electric Company and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10	Material Contracts

10.1	NSTAR Electric Company Restructuring Settlement Agreement dated July 1997	10.12	001-02301 Form 10-K for the year ended December 31, 1997

10.2	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P.	10.18	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.3	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L. P.	10.19	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.4	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.20	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.5	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004 by and between ComElectric and Northeast Energy Associates L. P.	10.21	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005.

10.6	The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison, ComElectric and Northeast Energy Associates L. P.	10.22	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

	Transmission Agreements

10.7	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004	10.2.1.1	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.8	Transmission Operating Agreement among NSTAR Electric and various electric transmission providers in New England and ISO New England Inc., dated February 1, 2005	10.2.1.2	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.9	Market Participants Service Agreement among NSTAR Electric and various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005	10.2.1.3	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.10	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005	10.2.1.4	001-14768 Form 10-K of NSTAR for the year ended December 31, 2005

10.11	Participants Agreement among NSTAR Electric, various electric utilities operating in New England, NEPOOL and ISO-New England, Inc., dated February 1, 2005.	10.2.1.5	001-14768 Form 10-K of NSTAR for the year ended December 31, 2006

Exhibit 12	Statement re Computation of Ratios

12.1	Computation of Ratio of Earnings to Fixed Charges for the Year ended December 31, 2011 (filed herewith)

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Year ended December 31, 2011 (filed herewith)

Exhibit 21.1	Subsidiaries of the Registrant (filed herewith)

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications

31.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II

NSTAR ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

(Dollars in Thousands)

		Additions		Deductions
Description	Balance at Beginning of Year	Provisions Charged to Operations	Recoveries	Accounts Written Off	Balance At End of Year
Allowance for Doubtful Accounts

Year Ended December 31, 2011	$29,033	$22,737	$3,893	$28,545	$27,118
Year Ended December 31, 2010	$26,379	$29,889	$3,954	$31,189	$29,033
Year Ended December 31, 2009	$25,431	$29,639	$3,642	$32,333	$26,379

FORM 10-K	NSTAR ELECTRIC COMPANY	DECEMBER 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: February 7, 2012	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 7th day of February 2012.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive
Thomas J. May	Officer and Director
(Principal Executive Officer)

/s/ JAMES J. JUDGE	Senior Vice President,
James J. Judge	Chief Financial Officer and Director
(Principal Financial Officer)

/s/ DOUGLAS S. HORAN	Senior Vice President/Strategy, Law and
Douglas S. Horan	Policy, General Counsel and Director