Form 10-Q
period 2012-03-31
NSTAR ELECTRIC CO
filed 2012-05-10
CIK 13372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s class of common stock was 100 shares, par value $1 per share, as of May 7, 2012.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended March 31, 2012

Important Information

Our website address is www.nu.com. We make available through our website a link to the SEC’s EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site NU’s, NSTAR Electric’s, CL&P’s, WMECO’s and PSNH’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed. Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at Northeast Utilities, 56 Prospect Street, Hartford, CT 06103.

The certifications of NSTAR Electric’s Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

NSTAR Electric Company

Form 10-Q

Quarterly Period Ended March 31, 2012

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

Northeast Utilities Companies
Northeast Utilities	Northeast Utilities (Holding company) or NU and its subsidiaries (as the context requires)
NSTAR	Parent Company of NSTAR Electric (prior to the merger with NU)
NSTAR LLC	A wholly-owned subsidiary of NU and parent company of NSTAR Electric (formerly NSTAR)
NSTAR Electric	NSTAR Electric Company (the Company)
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
HEEC	Harbor Electric Energy Company
CL&P	The Connecticut Light and Power Company
PSNH	Public Service Company of New Hampshire
WMECO	Western Massachusetts Electric Company

Regulatory and Other Authorities
CCC	Cape Cod Commission
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc
SEC	U.S. Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
GWSA	Massachusetts Global Warming Solutions Act
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
ROE	Return on Equity
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
YA	Yankee Atomic Electric Company

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

•	impact of service quality performance measures and standards of performance for emergency preparation and restoration of service; and

•	the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the merged businesses.

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

Part I - Financial Information

Item 1.	Financial Statements

NSTAR Electric Company

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Operating revenues	$580,304	$597,894

Operating expenses:
Purchased power and transmission	262,579	279,338
Operations and maintenance	145,383	92,831
Depreciation and amortization	69,975	68,521
Energy efficiency programs	46,904	40,091
Property and other taxes	30,817	29,022

Total operating expenses	555,658	509,803

Operating income	24,646	88,091

Interest charges (income):
Long-term debt	22,376	22,637
Transition property securitization	1,371	2,355
Interest income and other, net	(4,961)	(7,417)

Total interest charges	18,786	17,575

Other income (deductions):
Other income	1,383	1,018
Other deductions	(1,268)	(566)

Total other income	115	452

Income before income taxes	5,975	70,968
Income taxes	2,035	28,075

Net income	$3,940	$42,893

Per share data is not relevant because NSTAR Electric Company’s common stock is wholly-owned by NSTAR at March 31, 2012 and 2011.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Balance at the beginning of the period	$1,239,135	$1,158,501
Net income	3,940	42,893

Subtotal	1,243,075	1,201,394

Dividends declared:
Common stock dividends declared to Parent	57,100	50,000
Preferred stock dividends declared	490	490

Subtotal	57,590	50,490

Balance at the end of the period	$1,185,485	$1,150,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$9,143	$9,373
Accounts receivable, net of allowance of $41,684 and $27,118, respectively	222,231	232,827
Accrued unbilled revenues	33,875	40,380
Regulatory assets	305,142	312,133
Inventory, at average cost	37,907	31,222
Other	411	247

Total current assets	608,709	626,182

Utility plant:
Electric plant in service, at original cost	5,778,320	5,720,718
Less: accumulated depreciation	1,467,561	1,436,021

Net electric plant-in-service	4,310,759	4,284,697
Construction work in progress	189,879	162,050

Net utility plant	4,500,638	4,446,747

Other investments:
Equity and other investments	3,848	4,211
Restricted cash - securitization	3,373	3,373

Total other investments	7,221	7,584

Deferred debits:
Regulatory assets	1,595,569	1,680,596
Other deferred debits	41,270	30,241

Total deferred debits	1,636,839	1,710,837

Total assets	$6,753,407	$6,791,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2012	December 31, 2011
Liabilities and Capitalization

Current liabilities:
Long-term debt	$400,275	$400,687
Transition property securitization	73,448	48,680
Notes payable	212,500	141,500
Power contract obligations	31,118	31,717
Accounts payable	162,891	182,035
Payable to affiliates, net	80,706	124,432
Income taxes	98,204	96,155
Accrued interest	26,214	18,956
Other	87,457	57,854

Total current liabilities	1,172,813	1,102,016

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,302,891	1,310,180
Power contract obligations	106,879	112,010
Pension liability	363,751	357,685
Regulatory liability - cost of removal	237,617	235,762
Payable to affiliates	70,550	75,905
Other deferred credits	78,006	79,837

Total deferred credits	2,159,694	2,171,379

Capitalization:
Long-term debt:
Long-term debt	1,199,802	1,199,714
Transition property securitization	—	43,493

Total long-term debt	1,199,802	1,243,207

Cumulative non-mandatory redeemable preferred stock	43,000	43,000

Common equity:
Common stock, par value $1 per share (100 shares issued and outstanding)	—	—
Premium on common stock	992,613	992,613
Retained earnings	1,185,485	1,239,135

Total common equity	2,178,098	2,231,748

Total capitalization	3,420,900	3,517,955

Commitments and contingencies

Total liabilities and capitalization	$6,753,407	$6,791,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR Electric Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Operating activities:
Net income	$3,940	$42,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,975	68,521
Debt amortization	1,086	1,198
Deferred income taxes	(19,786)	5,796
Net changes in:
Current assets and liabilities	2,840	(78,026)
Regulatory assets	73,055	25,851
Long-term power contract obligations	(7,750)	(21,585)
Deferred debits and credits, net	(19,570)	3,256

Net cash provided by operating activities	103,790	47,904

Investing activities:
Plant expenditures (including AFUDC)	(98,668)	(72,811)
Decrease in restricted cash	—	17,007
Net change in other investment activities	375	—

Net cash used in investing activities	(98,293)	(55,804)

Financing activities:
Transition property securitization redemptions	(18,725)	(21,336)
Long-term debt redemptions	(412)	(412)
Net change in notes payable	71,000	79,000
Dividends paid	(57,590)	(50,490)

Net cash (used in) provided by financing activities	(5,727)	6,762

Net decrease in cash and cash equivalents	(230)	(1,138)
Cash and cash equivalents at the beginning of the year	9,373	8,964

Cash and cash equivalents at the end of the period	$9,143	$7,826

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,107	$17,605
Income taxes	$7,176	$13,100
Non-cash investing activity:
Plant additions included in accounts payable	$29,470	$13,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR Electric’s 2011 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1.	About NSTAR Electric

NSTAR Electric Company (NSTAR Electric or the Company) is a regulated public utility incorporated in 1886 under Massachusetts law. On April 10, 2012, NSTAR Electric became an indirect wholly-owned subsidiary of Northeast Utilities (NU). NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities. NU is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 3.5 million customers in Connecticut, Massachusetts and New Hampshire. NSTAR Electric & Gas provides management and support services to NSTAR Electric.

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

2. NSTAR Merger with Northeast Utilities Completed

On April 10, 2012, NSTAR merged into NSTAR LLC, a direct wholly-owned subsidiary of NU, in accordance with the Agreement and Plan of Merger (the Merger Agreement) dated October 16, 2010 as approved by shareholders of each company on March 4, 2011. NSTAR LLC is the sole shareholder of the Company. The transaction with NU was structured as a merger of equals in a tax-free exchange of shares. As part of the merger, NSTAR shareholders received 1.312 NU common shares for each NSTAR common share owned as of the acquisition date.

Regulatory Approvals

On February 15, 2012, NU and NSTAR reached comprehensive settlement agreements with both the Massachusetts Attorney General and the Massachusetts Department of Energy Resources (DOER). The settlement with the Attorney General covered a variety of rate-making and rate design issues, including a base distribution rate freeze at least through 2015 for NSTAR Electric, NSTAR Gas and WMECO and $15 million, $3 million and $3 million rate credits to their respective customers. The settlement agreement with the DOER covered the same rate-making and rate design issues, as well as a variety of matters impacting the advancement of Massachusetts clean energy goals established by the Green Communities Act (GCA) and Global Warming Solutions Act (GWSA). On April 4, 2012, the Massachusetts Department of Public Utilities (DPU) issued a decision approving the settlement agreements and the merger of NU and NSTAR. Base distribution rates for the utilities would then be frozen until January 1, 2016 and would allow for a lost base revenue mechanism that provides significant levels of revenues to NSTAR Electric and NSTAR Gas for sales not achieved due to energy efficiency programs, compared to the alternative scenario of less certain increases in revenues through rate case filings. In addition, under the agreement with the DOER, the utilities pledge further environmental commitments to solar, wind, hydro, energy efficiency and electric vehicle development, including a memorandum of understanding to purchase clean power from Cape

Wind, expected to be the nation’s first operational off-shore, large-scale wind farm. These provisions provide material benefits for ratepayers, particularly in light of the goals and priorities framed by the Massachusetts Governor’s renewable energy targets, and the state’s GCA, the GWSA and the 2020 Clean Energy and Climate Plan.

The financial impacts of the settlement agreements related to NSTAR Electric will be recognized in the second quarter of 2012 in connection with the completion of the merger.

3. Basis of Consolidation and Accounting

The accompanying condensed consolidated financial information presented as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 has been prepared from NSTAR Electric’s books and records without audit by an independent registered public accounting firm. Financial information as of December 31, 2011 was derived from the audited consolidated financial statements of NSTAR Electric and all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. All intercompany transactions have been eliminated in consolidation.

NSTAR Electric follows accounting policies prescribed by the FERC and the DPU. In addition, NSTAR Electric and its subsidiaries are subject to the accounting and reporting requirements of the SEC. NSTAR Electric is subject to generally accepted accounting principles that consider the effects of regulation resulting from differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for accounting for regulated activities.

Effective January 1, 2012, NSTAR Electric has made changes in estimates with respect to certain reserves, including the allowance for doubtful accounts, incurred but not reported claims on medical benefits, general and workmen’s compensation liabilities and various compensation accruals. The total aggregate impact in the first quarter of these changes in estimates is approximately $11.4 million, after-tax.

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

The results of operations for the three-month periods ended March 31, 2012 and 2011 are not indicative of the results that may be expected for an entire year. The demand for electricity is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.

4.	Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR Electric’s net periodic Pension Plan and PBOP Plan benefit costs for the first quarter are based on the latest available participant census data. The annual actuarial valuation will be finalized during the second quarter, and cost estimates will be adjusted based on the actual actuarial study results.

NSTAR Electric’s Pension Plan and PBOP Plan assets are affected by fluctuations in the financial markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs arising from such factors as market conditions and plan experience is substantially mitigated by NSTAR Electric’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM). Under the PAM, NSTAR Electric recovers its pension and PBOP expense through a reconciling rate mechanism.

Pension

NSTAR Electric sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees of NSTAR LLC. As its sponsor, NSTAR Electric allocates the costs of the Plan to NSTAR Electric & Gas. NSTAR Electric & Gas charges all of its benefit costs to the NSTAR LLC operating companies, including NSTAR Electric, on the proportion of total direct labor charged to its operating companies. During the three months ended March 31, 2012, NSTAR Electric did not contribute to the Plan. NSTAR Electric currently anticipates making contributions of approximately $25 million to the Plan during the second and third quarters of 2012. The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$7.8	$6.9
Interest cost	14.8	15.2
Expected return on Plan assets	(16.5)	(17.3)
Amortization of prior service cost	(0.2)	(0.2)
Recognized actuarial loss	15.7	11.8

Net periodic pension benefit cost	$21.6	$16.4

Postretirement Benefits Other than Pensions

NSTAR LLC also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits.

To fund these postretirement benefits, NSTAR LLC, on behalf of NSTAR Electric and other NSTAR LLC subsidiaries, makes contributions to various VEBA trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code.

NSTAR Electric participates in the Plan trusts with other NSTAR LLC subsidiaries. Plan assets are available to provide benefits for all Plan participants who are former employees of NSTAR Electric and other subsidiaries of NSTAR LLC. During the three months ended March 31, 2012, NSTAR LLC contributed $7.3 million to this plan. In addition, $2.5 million was contributed in April 2012 to the Plan. NSTAR LLC currently anticipates contributing approximately $20.2 million for the remainder of 2012 toward these benefits. NSTAR Electric will fund approximately $6 million, $2 million, and $16.6 million of these amounts, respectively.

The net periodic postretirement benefit cost allocated to NSTAR Electric for the three-month period ended March 31, 2012 was $9.0 million, as compared to $7.6 million in the three-month period ended March 31, 2011.

5.	Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Regulatory deferrals carrying charges	$5,801	$7,941
Income tax related interest (expense) income	—	372
Other interest income (expense), short-term debt, and AFUDC	(840)	(896)

Total interest income and other, net	$4,961	$7,417

6. Variable Interest Entities

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period. NSTAR Electric has evaluated these arrangements under the accounting guidance for variable interests and has determined that these agreements represent variable interests. NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities. NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements. NSTAR Electric’s involvement with these variable interest entities has no material impact on the Company’s financial position, financial performance, or cash flows.

7. Accounting Standards Recently Adopted

On January 1, 2012, NSTAR Electric adopted the following Accounting Standards Updates (ASUs):

•

ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The ASU did not have an impact on NSTAR Electric’s financial position, results of operations or cash flows, but required additional financial statement disclosures related to fair value measurements.

•

ASU 2011-05- Presentation of Comprehensive Income. The ASU does not change existing guidance on which items should be presented in other comprehensive income but requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of net income. The ASU did not affect the calculation of net income, comprehensive income or EPS. The ASU did not have an impact on NSTAR Electric’s financial position or results of operations.

8. Subsequent Events

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Condensed Consolidated Financial Statements or disclosed in the accompanying Notes to Condensed Consolidated Financial Statements.

Note B. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception (normal) under accounting principles for derivative financial instruments. As a result, these electricity supply contracts are not reflected on the accompanying Condensed Consolidated Balance Sheets.

NSTAR Electric has a long-term renewable energy contract that does not qualify as normal and is valued in a liability position of approximately $5.4 million and $3.4 million as of March 31, 2012 and December 31, 2011, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings, as all amounts are recovered in rates charged to customers. The fair value of the renewable energy contract deemed to be a derivative and the balance sheet position of this agreement is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities: Power contract obligations	$5,396	$3,376

Total liability for non-hedging derivative instrument	$5,396	$3,376

Note C. Fair Value Measurements

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

The renewable energy contract was valued based on the difference between the contracted price and the estimated fair value of remaining contracted supply to be purchased. Level 3 inputs used to develop the estimate included on-line regional generation and forecasted demand. Significant increases or decreases in future power prices in isolation would decrease or increase, respectively, the value of the derivative liability. Changes in the fair value of the renewable energy contract are recorded as a regulatory asset and would not impact net income.

The financial liability that was recognized at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 for this renewable energy contract was $5 million and $3 million, respectively. These amounts have been included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The change in fair value from December 31, 2011 to March 31, 2012 of $2 million resulted from changes in the long-term fair value of the renewable energy being valued.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of March 31, 2012 and December 31, 2011, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on Level 2 inputs within the fair value hierarchy consisting of quoted market prices of similar issues. Carrying amounts and fair values as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$1,673,525	$1,882,510	$1,692,574	$1,909,950

Note D. Commitments and Contingencies

1.	Service Quality Indicators

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

NSTAR Electric’s service quality performance levels for 2011 were not in a penalty situation and the final performance report was filed with the DPU on March 1, 2012.

2.	Environmental Matters

NSTAR Electric faces possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR Electric generally expects to have only a small percentage of the total potential liability for these sites. As of March 31, 2012 and December 31, 2011, NSTAR Electric had liabilities of $1.5 million and $1.3 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

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

3.	Regulatory and Legal Proceedings

DPU Safety and Reliability Programs (CPSL)

NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2011,

NSTAR Electric has incurred a cumulative incremental revenue requirement of approximately $83 million. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

The comprehensive settlement agreement with the Massachusetts Attorney General stipulates a revenue stream of up to $15 million per annum for 2012 through 2015 in order to continue these programs. CPSL revenues will end once NSTAR Electric has recovered its 2015-related CPSL revenues. Realization of these revenues is subject to maintenance of certain performance metrics and DPU approval.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its 2005 Rate Settlement Agreement. This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of the 2005 Rate Settlement Agreement.

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

As of December 31, 2011, NSTAR Electric had not implemented the directives of the June 28, 2007 DPU order. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). On October 10, 2010, the SJC allowed a stay of the DPU’s order pending appeal. Briefs were filed during the summer of 2011 and oral arguments were held on December 8, 2011. On April 11, 2012, the SJC issued a procedural order waiving its standing 130-day rule for issuance of an opinion on the matter. NSTAR Electric continues to believe that its position is appropriate. However, the delay by the SJC has caused management to reassess its position as to the outcome. As such, NSTAR Electric has concluded that a final ruling on the SJC matter in the company’s favor can no longer be determined as “probable”, but rather would be “more likely than not.” A decision by the SJC is expected in the second quarter of 2012.

Therefore, as of March 31, 2012, NSTAR Electric has recognized a change from a probable outcome of recovery to one of more likely than not of the previously recorded regulatory asset related to its Basic Service bad debt costs. This results in a $28 million charge ($17 million after-tax) to operations in the first quarter of 2012.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a Simplified Incentive Plan (SIP) rate factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2011 filings include a combination of actual and forecasted data for 2011 that NSTAR Electric will update during 2012 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR Electric cannot predict the timing or the ultimate outcome of these filings.

4.	Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, the Yankee Companies. The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, for CY, YA and MY, respectively. The case has been going through the appeal process in the Federal courts, oral arguments were held in November 2011 and a final decision on this appeal could be received by May 2012.

In 2009, the Yankee Companies also filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel generated in years after 2001 for CY and YA and after 2002 for MY (DOE Phase II Damages). Claim amounts applicable to Phase II for NSTAR Electric are $19 million, $12 million, and $1.7 million, for CY, YA and MY, respectively.

NSTAR Electric cannot predict the ultimate outcome of these pending decisions. However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

5.	FERC Transmission Base ROE Complaint

On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by New England transmission owners, including NSTAR Electric, CL&P, PSNH and WMECO, is unjust and unreasonable. The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate to 9.2 percent, effective September 30, 2011. In response, the New England transmission owners filed testimony and analysis based on standard FERC methodology and precedent, justifying a base ROE of approximately 11.2 percent, thus demonstrating that the base ROE of 11.14 percent remained just and reasonable. On May 3, 2012, the FERC issued an order establishing hearing and settlement judge procedures for the complaint. In the order, FERC encouraged the parties to reach a settlement of the dispute before hearings commence. One of the commissioners dissented, stating that the complaint should have been rejected based on the record and FERC precedent. The FERC indicated that if a settlement was not reached, it would expect to render a decision in the third quarter of 2013, with changes, if any, effective October 1, 2011. NSTAR Electric cannot predict the outcome of this proceeding, or its impact on its financial position, results of operations or cash flows.

As of March 31, 2012, NSTAR Electric had approximately $500 million of aggregate shareholders equity invested in its transmission facilities. As a result, each 10 basis points change in the authorized base ROE would change annual consolidated earnings by an approximate $0.5 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR Electric during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes, and with the MD&A in NSTAR Electric’s 2011 Annual Report on Form 10-K.

Business Overview

NSTAR Electric Company is a regulated public utility incorporated in 1886 under Massachusetts law. On April 10, 2012, NSTAR Electric became an indirect wholly-owned subsidiary of Northeast Utilities (NU). NSTAR Electric serves approximately 1.1 million electric distribution customers in the City of Boston and 80 surrounding communities. NU is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 3.5 million customers in Connecticut, Massachusetts and New Hampshire. NSTAR Electric & Gas provides management and support services to NSTAR Electric.

Harbor Electric Energy Company (HEEC), a wholly-owned-subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority’s wastewater treatment facility located on Deer Island in Boston, Massachusetts. NSTAR Electric consolidated two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certificates to a special purpose thrust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of a third special purpose subsidiary BEC Funding LLC, were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

NSTAR Electric derives its operating revenues primarily from the sale of energy, distribution, transmission, and energy efficiency services to customers. However, NSTAR Electric’s earnings are impacted by fluctuations in unit sales of electric kWh, which have an effect on the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR Electric operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on purchased power and transmission expenses, but will not affect the

Company’s net income as the Company recognizes a corresponding change in revenues as these costs are fully recovered in rates charged to its customers.

NSTAR Merger with Northeast Utilities Completed

On April 10, 2012, NSTAR merged into NSTAR LLC, a direct wholly-owned subsidiary of NU, in accordance with the Agreement and Plan of Merger (the Merger Agreement) dated October 16, 2010 as approved by shareholders of each company on March 4, 2011. NSTAR LLC is the sole shareholder of the Company. The transaction with NU was structured as a merger of equals in a tax-free exchange of shares. As part of the merger, NSTAR shareholders received 1.312 NU common shares for each NSTAR common share owned as of the acquisition date.

Regulatory Approvals

On February 15, 2012, NU and NSTAR reached comprehensive settlement agreements with both the Massachusetts Attorney General and the Massachusetts Department of Energy Resources (DOER). The settlement with the Attorney General covered a variety of rate-making and rate design issues, including a base distribution rate freeze at least through 2015 for NSTAR Electric, NSTAR Gas and WMECO and $15 million, $3 million and $3 million rate credits to their respective customers. The settlement agreement with the DOER covered the same rate-making and rate design issues, as well as a variety of matters impacting the advancement of Massachusetts clean energy goals established by the Green Communities Act (GCA) and Global Warming Solutions Act (GWSA). On April 4, 2012, the Massachusetts Department of Public Utilities (DPU) issued a decision approving the settlement agreements and the merger of NU and NSTAR. Base distribution rates for the utilities would then be frozen until January 1, 2016 and would allow for a lost base revenue mechanism that provides significant levels of revenues to NSTAR Electric and NSTAR Gas for sales not achieved due to energy efficiency programs, compared to the alternative scenario of less certain increases in revenues through rate case filings. In addition, under the agreement with the DOER, the utilities pledge further environmental commitments to solar, wind, hydro, energy efficiency and electric vehicle development, including a memorandum of understanding to purchase clean power from Cape Wind, expected to be the nation’s first operational off-shore, large-scale wind farm. These provisions provide material benefits for ratepayers, particularly in light of the goals and priorities framed by the Massachusetts Governor’s renewable energy targets, and the state’s GCA, the GWSA and the 2020 Clean Energy and Climate Plan.

The financial impacts of the settlement agreements related to NSTAR Electric will be recognized in the second quarter of 2012 in connection with the completion of the merger.

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

Net income for the three-month period ended March 31, 2012 was $3.9 million, as compared to $42.9 million for the same period in 2011, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR Electric’s 2011 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structure

a.	Rate Settlement Agreements

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (2005 Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the 2005 Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. The rates as of January 1 were as follows:

	January 1,
	2012	2011	2010	2009
Annual inflation-adjusted distribution rate – SIP increase (decrease)	0.96%	(0.19)%	1.32%	1.74%

On February 15, 2012, NSTAR Electric reached a comprehensive settlement agreement with both the Massachusetts Attorney General and the DOER. On April 4, 2012, the DPU issued a decision approving the settlement agreements. NSTAR Electric’s base distribution rates in effect on January 1, 2012 will be frozen until January 1, 2016 (Base Rate Freeze Period). During this period, NSTAR Electric will not seek general increases to base distribution rates, unless specifically mandated by DPU statutes enacted in future periods. NSTAR Electric may pursue increases due to exogenous factors as defined in the settlement agreement. The rate freeze applies only to base distribution rates so that existing rate reconciling mechanisms and other formula rates will remain in effect.

During the Base Rate Freeze Period, NSTAR Electric will be allowed a lost base revenue mechanism that provides revenues related to sales not achieved due to energy efficiency programs implemented on or after January 1, 2012. This recovery mechanism will be based on energy efficiency savings verified through annual reports to the DPU made during the Base Rate Freeze Period.

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

•

a basic service charge, which represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms. Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. Additionally, the DPU has authorized the Company to recover the cost of its Dynamic Pricing Smart Grid Pilot Program through the Basic Service charge;

•

a transition charge, which represents the collection of costs to be collected primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs;

•

a transmission charge, which represents the collection of annual costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR Electric’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market;

•	an energy conservation charge, which represents a legislatively-mandated charge to collect costs for energy efficiency programs; and

•	a renewable energy charge, which represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

c.	Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2011, NSTAR Electric has incurred a cumulative incremental revenue requirement of approximately $83 million. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

The comprehensive settlement agreement with the Massachusetts Attorney General stipulates a revenue stream of up to $15 million per annum for 2012 through 2015 in order to continue these programs. CPSL revenues will end once NSTAR Electric has recovered its 2015-related CPSL revenues. Realization of these revenues is subject to maintenance of certain performance metrics and DPU approval.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its 2005 Rate Settlement Agreement. This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of the 2005 Rate Settlement Agreement.

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

As of December 31, 2011, NSTAR Electric had not implemented the directives of the June 28, 2007 DPU order. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). On October 10, 2010, the SJC allowed a stay of the DPU’s order pending appeal. Briefs were filed during the summer of 2011 and oral arguments were held on December 8, 2011. On April 11, 2012, the SJC issued a procedural order waiving its standing 130-day rule for issuance of an opinion on the matter. NSTAR Electric continues to believe that its position is appropriate. However, the delay by the SJC has caused management to reassess its position as to the outcome. As such, NSTAR Electric has concluded that a final ruling on the SJC matter in the company’s favor can no longer be determined as “probable”, but rather would be “more likely than not.” A decision by the SJC is expected in the second quarter of 2012.

Therefore, as of March 31, 2012, NSTAR Electric has recognized a change from a probable outcome of recovery to one of more likely than not of the previously recorded regulatory asset related to its Basic Service bad debt costs. This results in a $28 million charge ($17 million after-tax) to operations in the first quarter of 2012.

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

FERC Transmission Base ROE Complaint

On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by New England transmission owners, including NSTAR Electric, CL&P, PSNH and WMECO, is unjust and unreasonable. The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate to 9.2 percent, effective September 30, 2011. In response, the New England transmission owners filed testimony and analysis based on standard FERC methodology and precedent, justifying a base ROE of approximately 11.2 percent, thus demonstrating that the base ROE of 11.14 percent remained just and reasonable. On May 3, 2012, the FERC issued an order establishing hearing and settlement judge procedures for the complaint. In the order, FERC encouraged the parties to reach a settlement of the dispute before hearings commence. One of the commissioners dissented, stating that the complaint should have been rejected based on the record and FERC precedent. The FERC indicated that if a settlement was not reached, it would expect to render a decision in the third quarter of 2013, with changes, if any, effective October 1, 2011. NSTAR Electric cannot predict the outcome of this proceeding, or its impact on its financial position, results of operations or cash flows.

As of March 31, 2012, NSTAR Electric had approximately $500 million of aggregate shareholders equity invested in its transmission facilities. As a result, each 10 basis points change in the authorized base ROE would change annual consolidated earnings by an approximate $0.5 million.

Other

a. Energy Efficiency Plans

NSTAR Electric administers demand-side management energy efficiency programs. The GCA directed electric distribution companies to develop three-year energy efficiency plans. The current three-year plan covering the period 2010 through 2012 was approved by the DPU and represents a significant expansion of energy efficiency activity in Massachusetts. The current three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement Lost Base Revenue (LBR) rate adjustment mechanisms in order to partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During the first quarter of 2012, NSTAR Electric recognized recoverable Energy Efficiency program expenses of $26.8 million. In 2012, NSTAR Electric anticipates that its separate recoverable expenses, inclusive of program administrator incentives, will be $227 million.

b.	Emergency Preparation and Restoration of Service for Electric Customers

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

c. Major Storm Events and Service Restoration

In late August 2011, Tropical Storm Irene (Irene) brought heavy rains and damaging winds to Massachusetts and the Eastern Seaboard. Irene caused considerable damage in NSTAR Electric’s service territory. Approximately 500,000 customer outages occurred on the NSTAR Electric system in its aftermath. This represents the most severe damage event on the NSTAR Electric system in nearly 20 years. On September 15, 2011, the DPU, on its own initiative, initiated an investigation into the efforts of NSTAR Electric and one other Massachusetts electric company to restore power to their customers in the aftermath of Irene. NSTAR Electric filed a Final Event Report with the DPU regarding Irene on October 3, 2011.

In late October 2011, an unprecedented early snow storm brought heavy, wet snow and strong winds to the region, impacting the electric service of approximately 200,000 NSTAR Electric customers. On November 8, 2011, the DPU opened an additional investigation to include NSTAR Electric and two other Massachusetts electric companies and their responses to the October snowstorm. NSTAR Electric filed a Final Event Report with the DPU regarding the October snowstorm on December 16, 2011.

On December 20, 2011, NSTAR Electric filed a Report of Emergency Response Plan Improvements with the DPU outlining steps that had been implemented prior to and also following the October snowstorm to improve restoration performance. The DPU has announced it will conduct further hearings regarding NSTAR Electric’s storm response starting on June 18, 2012.

NSTAR Electric’s DPU-approved storm accounting mechanism helps to reduce the volatility of the earnings impact of severe storm restoration events. The Company is permitted to spread the incremental costs of severe storm restoration over several periods. The incremental cost incurred for Irene was approximately $24 million and the October snowstorm was approximately $14 million.

Pursuant to the February 15, 2012 merger Settlement Agreement with the DOER and the AG, which was approved by the DPU on April 4, 2012, these storm costs will be excluded from the DPU-approved storm fund calculation. Irene and October snowstorm restoration costs instead will be deferred, to be recoverable in rates over a five-year period beginning January 1, 2014. This regulatory asset will earn a rate of return at the prime interest rate. Before these storm costs may be recovered in rates, such costs will be subject to a DPU review.

d. Transmission Capital Improvement Project – Lower SEMA

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On December 16, 2011, ISO-NE issued formal approval for the Lower SEMA 345 kV Transmission Project to be included in the Pool Transmission Facility regional rates. At a hearing held on January 12, 2012, the Massachusetts Energy Facilities Siting Board (EFSB) voted unanimously to direct the EFSB Staff to prepare tentative decisions for public comment based on the EFSB’s approval of the project subject to the conditions of NSTAR Electric providing reports to the EFSB every six months on project costs and schedule of construction. Further conditions may be imposed. The Cape Cod Commission (CCC) unanimously approved the project on January 19, 2012. On April 27, 2012, the EFSB issued its decision approving the project. The cost estimate of this project is approximately $110 million; NSTAR Electric anticipates starting construction in the second half of 2012 and completion by early 2013.

e. Electric Service Outage in the Back Bay/Prudential Area of Boston

On March 13, 2012, a substation that supplies the Back Bay/Prudential area of the City of Boston experienced a fire causing damage to certain equipment including a 115kV transformer. The fire was contained to the structure and the station’s fire suppression systems worked as designed.

This incident resulted in the need to shut off electric service in the affected area to minimize damage and to assist fire suppression efforts. This outage impacted approximately 21,000 customers. Power was restored to approximately 17,000 customers within 28 hours, with the remaining 4,000 customers restored within 54 hours.

NSTAR Electric incurred significant costs for the temporary cables and generators that were used for the restoration of service, to provide environmental cleanup and to repair paving that was disrupted by the temporary trenches needed to bury power cables.

The total impact of this event on first quarter results was an increase of approximately $9.5 million (pre-tax) in operations and maintenance expense. NSTAR Electric will also incur capital costs to replace the transformer and to implement system design enhancements that will create additional network redundancies in this section of the city of Boston. NSTAR Electric believes that a substantial portion of the capital replacement costs will be recovered through insurance proceeds.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2012 and 2011 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Executive Summary of Quarterly Results

Net income was $3.9 million for the quarter ended March 31, 2012 compared to $42.9 million for the same period in 2011. Major factors on an after-tax basis during the quarter include:

•	Adjustment recorded to establish a reserve against the regulatory asset related to Basic Service bad debt costs ($17 million)

•

Adjustments related to changes in accounting estimates of NSTAR Electric’s allowance for doubtful accounts, workers’ compensation, employee medical benefits, and general liability claims ($11.4 million)

•	Higher operations and maintenance expense, primarily related to a March incident involving a substation in the Back Bay/Prudential area of Boston ($4.1 million)

•	A reserve recorded relating to lost base revenues based on recent developments during hearings in the merger proceeding ($3.7 million)

•	Lower distribution revenues due to a warmer winter and the impact of NSTAR Electric’s Energy Efficiency programs, partially offset by the annual inflation rate adjustment ($3.1 million)

•	Higher depreciation and property taxes ($1.5 million)

These decreases in earnings factors were partially offset by:

•	Higher transmission revenues ($1.9 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $103.8 million, an increase of $55.9 million as compared to the same period in 2011. The increase primarily reflects the absence of pension contributions due to funding status and the timing of energy supply payments and customer collections related to these energy costs

•	NSTAR Electric invested approximately $98.7 million in capital projects to improve system reliability and capacity

•	NSTAR Electric paid $57.1 million in common share dividends to NSTAR and retired approximately $18.7 million in securitized debt.

Energy sales

The following is a summary of retail electric energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended March 31,
	2012	2011	% Change

Residential	1,660,755	1,741,812	(4.7)
Commercial, Industrial, and Other	3,429,021	3,612,361	(5.1)

Total retail sales	5,089,776	5,354,173	(4.9)

NSTAR Electric’s energy sales in the three months ended March 31, 2012 decreased 4.9% compared to 2011 primarily due to unfavorable weather conditions resulting from a warmer winter during 2012 as compared to 2011. Heating degree-days in the Boston area for the three months ended March 31, 2012 were down 20.6% from the same period in 2011.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. As shown in the table below, weather conditions during the three-month period ended March 31, 2012 measured by heating degree-days were 20.6% warmer for 2012 as compared to 2011. Similarly, weather conditions were warmer than the 30-year average by 20.4% during the first quarter of 2012. Refer to the “Operating Revenues” section below for a more detailed discussion.

Heating Degree-Days
Three months ended March 31, 2012	2,313
Three months ended March 31, 2011	2,913
Normal 30-Year Average	2,906

Operating revenues

Operating revenues for the first quarter of 2012 decreased $17.6 million, or 2.9%, from the same period in 2011 as follows:

(in millions)	Three Months Ended March 31,		Increase (Decrease)
Operating revenues	2012	2011	Amount	Percent

Retail distribution and transmission	$258.9	$269.9	$(11.0)	(4.1)%
Energy, transition, and other	321.4	328.0	(6.6)	(2.0)%

Total operating revenues	$580.3	$597.9	$(17.6)	(2.9)%

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

The decrease of $11 million, or 4.1%, in retail distribution and transmission revenues primarily reflects:

•

Decreased transmission revenues primarily due to lower rates reflecting a lower under-recovered regulatory deferral balance at the beginning of the year and partially offset by the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($5.9 million)

•	Decreased distribution revenues due to decreased sales of 4.9% due to the impact of weather conditions, partially offset by a positive annual inflation rate adjustment ($5.1 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR Electric’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $6.6 million, or 2.0% decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect to lower energy costs along with a lower level of sales. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Operating expenses

Purchased power and transmission expense was $262.6 million in the first quarter of 2012 compared to $279.3 million in the same period of 2011, a decrease of $16.7 million, or 6%. The decrease in expense reflects lower Basic Service and other energy costs of $12.9 million as well as lower transmission costs of $3.8 million due to a decrease in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $145.4 million in the first quarter of 2012 compared to $92.8 million in the same period of 2011, an increase of $52.6 million, or 56.7%. The increase in expense primarily reflects a cumulative adjustment recorded to reduce the regulatory asset for Basic Service bad debt costs ($27 million). Also, cumulative adjustments were recognized for changes in accounting estimates of NSTAR Electric related primarily to the allowance for doubtful accounts, workers’ compensation, employee medical benefits, and general liability claims ($18.7 million). In addition, costs were incurred related to a March incident involving a substation fire in the Back Bay/Prudential area of Boston ($9.5 million). These factors are partially offset by the timing of maintenance ($0.9 million) and lower storm-related expense ($0.7 million).

Depreciation and amortization expense was $70 million in the first quarter of 2012 compared to $68.5 million in the same period of 2011, an increase of $1.5 million, or 2.2%. The increase primarily reflects a higher depreciable distribution and transmission plant in-service.

Energy efficiency programs expense was $46.9 million in the first quarter of 2012 compared to $40.1 million in the same period of 2011, an increase of $6.8 million, or 17%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis.

Property and other taxes expense was $30.8 million in the first quarter of 2012 compared to $29.0 million in the same period of 2011, an increase of $1.8 million, or 6.2%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization interest charges were $23.7 million in the first quarter of 2012 compared to $25.0 million in the same period of 2011, a decrease of $1.3 million, or 5.2%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt.

Interest income and other, net were $5.0 million of net interest income in the first quarter of 2012 compared to $7.4 million of net interest income in the same period of 2011, a decrease of $2.4 million, or 32.4%, due to lower regulatory deferral net interest income ($2.1 million), which includes the impact of writing off the Basic Service Bad Debt Adder of $1.3 million due to the current quarter’s triggering event.

Other income (deductions):

Other income was approximately $1.4 million in the first quarter of 2012 compared to $1.0 million in the same period of 2011, an increase of $0.4 million, or 40%. The increase relates primarily to higher cash surrender values and proceeds from insurance policies.

Other deductions were $1.3 million in the first quarter 2012 compared to $0.6 million in the same period 2011, an increase of $0.7 million, or 116.7%, primarily due to write-off of software related costs.

Income tax expense:

Income tax expense was $2 million in the first quarter of 2012 compared to $28.1 million in the same period of 2011, a decrease of $26.1 million, or 93%, primarily reflecting lower pre-tax operating income.

Liquidity

NSTAR Electric had cash flows provided by operating activities in the first quarter of 2012 of $103.8 million, compared with cash flows provided by operating activities of $47.9 million in the first quarter of 2011. The increased cash flows were due primarily to the absence of pension contributions, recovery of regulatory assets and the timing of energy supply payments and customer collections related to these energy costs.

Cash capital expenditures included on the accompanying Condensed Consolidated Statements of Cash Flows in the first quarter of 2012 and 2011 reflect approximately $98.7 million and $72.8 million, respectively, in capital projects to improve system reliability and capacity.

NSTAR Electric believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms. As of March 31, 2012, NSTAR Electric had $450 million in available unused revolving credit facilities in order to meet working capital needs, capital expenditures and contractual obligations.

NSTAR Electric paid $57.1 million and $50 million in common share dividends to NSTAR and retired approximately $18.7 million and $21.3 million in securitized debt in the quarters ended March 31, 2012 and 2011, respectively.

Short-Term Financing Activities

NSTAR Electric’s short-term debt increased by $71 million to $212.5 million at March 31, 2012 compared to $141.5 million at December 31, 2011. The increase resulted primarily from the higher level of CWIP, as well as a lower level of accounts payable.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. On March 26, 2012, NSTAR Electric filed to extend this authorization until October 23, 2014, with maturity dates no later than October 23, 2015. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At March 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program discussed above. At March 31, 2012 and December 31, 2011, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 46.9% and 45.4%, respectively.

The banking arrangements in place require NSTAR Electric to make daily cash transfers to fund vendor checks that are presented for payment. These banking arrangements do not permit the right of offset among the Company’s cash accounts. In the event of a credit book balance in the Company’s cash accounts resulting from uncleared checks, the Company will adjust its disbursement cash account on the balance sheet accordingly.

Income Tax Payments

During the quarters ended March 31, 2012 and 2011, NSTAR Electric made estimated tax payments of $7.2 million and $13.1 million, respectively.

Long-Term Financing Activities

On April 19, 2012, NSTAR Electric filed an application for a new two-year financing plan with the DPU for an approval to issue long-term debt securities in an aggregate amount not to exceed $600 million prior to December 31, 2013. The Company intends to use the proceeds of such issuances for the payment of capital expenditures incurred by the Company for extensions, additions and improvements to plant and properties, for repayment of short-term debt, to refinance its existing $400 million 4.875% Debentures, due October 15, 2012, or for working capital purposes.

In connection with the merger with Northeast Utilities, NSTAR Electric received a waiver and executed an amendment to its revolving credit agreement necessary to allow NSTAR to complete the merger.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Energy Risk Management

NSTAR Electric’s Energy Procurement Policy governs all energy-related transactions. This Policy is reviewed annually and is administered by NSTAR’s Risk Committee. The Committee is chaired by NSTAR’s chief executive officer and includes other senior officers. Items covered by this Policy and approved by the Committee are all new energy supply transactions, authorization limits, energy related derivative and hedging transactions, and counter-party credit profiles.

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

In addition, NSTAR Electric has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanisms that permit recovery of these costs in a timely manner. The majority of NSTAR Electric’s commodity purchase contracts range in term from three to twelve months. NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers. NSTAR Electric earns a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowing costs. NSTAR Electric believes it is unlikely that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

Interest Rate Risk

NSTAR Electric believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At March 31, 2012 and December 31, 2011, respectively, all of NSTAR Electric’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.26% and 0.30% for the three months ended March 31, 2012 and 2011, respectively. On a long-term basis, NSTAR Electric mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Item 4. Controls and Procedures

Management evaluated the design and operation of the disclosure controls and procedures as of March 31, 2012 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC. This evaluation was made under management’s supervision and with management’s participation, including the principal executive officers and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of NSTAR Electric are effective to ensure that information required to be disclosed by NSTAR Electric in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, NSTAR Electric’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Investors or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR Electric’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5. Other Information

a. Entry into Material Definitive Agreements

On February 15, 2012, NSTAR and Northeast Utilities reached comprehensive settlement agreements with both the Massachusetts Department of Energy Resources and the Office of the Attorney General of the Commonwealth of Massachusetts. The first Settlement Agreement, between NSTAR, Northeast Utilities, NSTAR’s wholly-owned subsidiaries NSTAR Electric Company and NSTAR Gas Company, and Northeast Utilities’ wholly-owned subsidiary Western Massachusetts Electric Company (WMECO), was reached with the Office of the Attorney General of the Commonwealth of Massachusetts and the Massachusetts Department of Energy Resources (collectively, the Settling Parties). This agreement covers a variety of rate-making and rate design issues, including a distribution rate freeze until 2016 for NSTAR Electric, NSTAR Gas and WMECO, and is attached hereto as Exhibit 10.1. NSTAR Electric Company, NSTAR Gas Company and WMECO also entered into a second Settlement Agreement with the Massachusetts Department of Energy Resources. This agreement covers a variety of matters impacting the advancement of Massachusetts clean energy goals established by the Green Communities Act and Global Warming Solutions Act, and is attached hereto as Exhibit 10.2.

The Massachusetts Department of Public Utilities approved these agreements and the merger of NU and NSTAR on April 4, 2012.

b. Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements

The following is furnished for informational purposes:

Twelve months ended March 31, 2012:

Ratio of earnings to fixed charges	5.57

Ratio of earnings to fixed charges and preferred stock dividend requirements	5.34

Item 6.	Exhibits

a)	Exhibits:

Exhibit 4	-	Instruments Defining the Rights of Security Holders, Including Indentures

	-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR Electric defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit 10		Material Contracts

Exhibit 10.1		Settlement Agreement entered into by and among NSTAR Electric Company, NSTAR Gas Company, NSTAR, Western Massachusetts Electric Company, Northeast Utilities, the Attorney General of the Commonwealth of Massachusetts and the Massachusetts Department of Energy Resources, dated February 15, 2012

Exhibit 10.2		Settlement Agreement entered into by and among NSTAR Electric Company, NSTAR Gas Company, Western Massachusetts Electric Company, and the Massachusetts Department of Energy Resources, dated February 15, 2012

Exhibit 12	-	Statement re Computation of Ratios

12.1	-	Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2012

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements for the Twelve Months Ended March 31, 2012

Exhibit 31	-	Rule 13a – 14(a)/15d – 14(a) Certifications

31.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	-	Section 1350 Certifications

32.1	-	Certification Statement of Chief Executive Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification Statement of Chief Financial Officer of NSTAR Electric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR Electric Company
(Registrant)

Date: May 9, 2012	By:	/s/ JAY S. BUTH
Jay S. Buth
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)