Form 10-Q/A
period 2012-06-30
NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO; NORTHEAST UTILITIES; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2012-08-08
CIK 13372, 23426, 72741, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

FORM 10-Q/A EXPLANATORY NOTE

This Amendment No. 1 on Form 10−Q/A (this Amendment) amends the Quarterly Report on Form 10-Q of Northeast Utilities (NU), The Connecticut Light and Power Company (CL&P), NSTAR Electric Company (NSTAR Electric), Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO) for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 7, 2012 (the Form 10-Q).  The sole purpose of this Amendment is to furnish the eXtensible Business Reporting Language (XBRL) information in Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL, which did not properly merge in the original XBRL transmission.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit No.

Description

Listing of Exhibits (NU, CL&P, NSTAR Electric, PSNH and WMECO)

*10.1

Northeast Utilities System's Third and Restated Tax Allocation Agreement dated as of April 10, 2012

Listing of Exhibits (NU)

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Thomas J. May, President and Chief Executive Officer of Northeast Utilities, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Northeast Utilities, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

*32

Certification of Thomas J. May, President and Chief Executive Officer of Northeast Utilities and James J. Judge, Executive Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

**101.INS

XBRL Instance Document

**101.SCH

XBRL Taxonomy Extension Schema

**101.CAL

XBRL Taxonomy Extension Calculation

**101.DEF

XBRL Taxonomy Extension Definition

**101.LAB

XBRL Taxonomy Extension Labels

**101.PRE

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

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Leon J. Olivier, Chief Executive Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

*32

Certification of Leon J. Olivier, Chief Executive Officer of Western Massachusetts Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

* Previously filed with the Quarterly Report on Form 10-Q of Northeast Utilities, The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire, and Western Massachusetts Electric Company for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 7, 2012.

** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NORTHEAST UTILITIES
(Registrant)

Date: August 8, 2012	By	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY
(Registrant)

Date: August 8, 2012	By	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NSTAR ELECTRIC COMPANY
(Registrant)

Date: August 8, 2012	By	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
(Registrant)

Date: August 8, 2012	By	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
(Registrant)

Date: August 8, 2012	By	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)