Form 10-Q
period 2013-03-31
NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO; NORTHEAST UTILITIES; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2013-05-06
CIK 13372, 23426, 72741, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Northeast Utilities	✓
The Connecticut Light and Power Company			✓
NSTAR Electric Company			✓
Public Service Company of New Hampshire			✓
Western Massachusetts Electric Company			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Northeast Utilities		✓
The Connecticut Light and Power Company		✓
NSTAR Electric Company		✓
Public Service Company of New Hampshire		✓
Western Massachusetts Electric Company		✓

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2013
Northeast Utilities Common shares, $5.00 par value	314,621,345 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

RRR	The Rocky River Realty Company
Select Energy	Select Energy, Inc.
WMECO	Western Massachusetts Electric Company
YAEC	Yankee Atomic Electric Company
Yankee	Yankee Energy System, Inc.
Yankee Companies	CYAPC, YAEC and MYAPC
Yankee Gas	Yankee Gas Services Company
REGULATORS:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
OTHER:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction work in progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES	Default Energy Service
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HG&E	Holyoke Gas and Electric, a municipal department of the City of Holyoke, MA
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LNG	Liquefied natural gas
LOC	Letter of Credit
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NU Money Pool	Northeast Utilities Money Pool
NU supplemental benefit trust	The NU Trust Under Supplemental Executive Retirement Plan
NU 2012 Form 10-K	The Northeast Utilities and Subsidiaries 2012 combined Annual Report on Form 10-K as filed with the SEC
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree health care benefits, primarily medical and dental, and life insurance benefits
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plan
SIP	Simplified Incentive Plan
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

NORTHEAST UTILITIES AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARY
NSTAR ELECTRIC COMPANY AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

This Page Intentionally Left Blank

v

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$60,817	$45,748
Receivables, Net	832,989	792,822
Unbilled Revenues	195,870	216,040
Fuel, Materials and Supplies	239,226	267,713
Regulatory Assets	625,542	705,025
Marketable Securities	99,115	91,975
Prepayments and Other Current Assets	104,452	107,972
Total Current Assets	2,158,011	2,227,295

Property, Plant and Equipment, Net	16,737,549	16,605,010

Deferred Debits and Other Assets:
Regulatory Assets	5,015,108	5,132,411
Goodwill	3,519,401	3,519,401
Marketable Securities	492,003	400,329
Derivative Assets	94,970	90,612
Other Long-Term Assets	311,619	327,766
Total Deferred Debits and Other Assets	9,433,101	9,470,519

Total Assets	$28,328,661	$28,302,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$1,287,000	$1,120,196
Long-Term Debt - Current Portion	947,328	763,338
Accounts Payable	633,458	764,350
Regulatory Liabilities	191,707	134,115
Derivative Liabilities	108,964	117,194
Other Current Liabilities	671,180	744,497
Total Current Liabilities	3,839,637	3,643,690

Rate Reduction Bonds	19,610	82,139

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,614,278	3,463,347
Regulatory Liabilities	531,546	540,162
Derivative Liabilities	840,043	882,654
Accrued Pension, SERP and PBOP	2,097,550	2,130,497
Other Long-Term Liabilities	873,637	967,561
Total Deferred Credits and Other Liabilities	7,957,054	7,984,221

Capitalization:
Long-Term Debt	7,011,561	7,200,156

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,664,760	1,662,547
Capital Surplus, Paid In	6,173,801	6,183,267
Retained Earnings	1,914,371	1,802,714
Accumulated Other Comprehensive Loss	(70,898)	(72,854)
Treasury Stock	(336,803)	(338,624)
Common Shareholders' Equity	9,345,231	9,237,050
Total Capitalization	16,512,360	16,592,774

Total Liabilities and Capitalization	$28,328,661	$28,302,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2013	2012

Operating Revenues	$1,995,023	$1,099,623

Operating Expenses:
Purchased Power, Fuel and Transmission	747,809	395,344
Operations and Maintenance	346,092	261,963
Depreciation	154,977	80,839
Amortization of Regulatory Assets, Net	54,049	5,426
Amortization of Rate Reduction Bonds	34,499	18,347
Energy Efficiency Programs	105,771	37,273
Taxes Other Than Income Taxes	132,881	86,038
Total Operating Expenses	1,576,078	885,230
Operating Income	418,945	214,393

Interest Expense:
Interest on Long-Term Debt	85,295	59,968
Interest on Rate Reduction Bonds	611	1,431
Other Interest	(9,651)	5,048
Interest Expense	76,255	66,447
Other Income, Net	7,765	8,773
Income Before Income Tax Expense	350,455	156,719
Income Tax Expense	120,487	55,964
Net Income	229,968	100,755
Net Income Attributable to Noncontrolling Interests	1,879	1,493
Net Income Attributable to Controlling Interest	$228,089	$99,262

Basic and Diluted Earnings Per Common Share	$0.72	$0.56

Dividends Declared Per Common Share	$0.37	$0.29

Weighted Average Common Shares Outstanding:
Basic	315,129,782	178,055,716
Diluted	316,002,538	178,437,453

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$229,968	$100,755
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	516	423
Changes in Unrealized Gains/(Losses) on Other Securities	(181)	34
Changes in Funded Status of Pension, SERP and PBOP
Benefit Plans	1,621	1,407
Other Comprehensive Income, Net of Tax	1,956	1,864
Comprehensive Income Attributable to Noncontrolling Interests	(1,879)	(1,493)
Comprehensive Income Attributable to Controlling Interest	$230,045	$101,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$229,968	$100,755
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	154,977	80,839
Deferred Income Taxes	168,938	52,474
Pension, SERP and PBOP Expense	53,102	42,268
Pension and PBOP Contributions	(47,048)	(98,910)
Regulatory Over/(Under) Recoveries, Net	39,218	(27,569)
Amortization of Regulatory Assets, Net	54,049	5,426
Amortization of Rate Reduction Bonds	34,499	18,347
Proceeds from DOE Damages Claim	77,936	-
Other	(51,106)	(5,484)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(129,431)	29,276
Fuel, Materials and Supplies	28,487	30,108
Taxes Receivable/Accrued, Net	(21,295)	11,758
Accounts Payable	(86,916)	(190,232)
Other Current Assets and Liabilities, Net	(32,235)	(40,240)
Net Cash Flows Provided by Operating Activities	473,143	8,816

Investing Activities:
Investments in Property, Plant and Equipment	(388,950)	(304,294)
Proceeds from Sales of Marketable Securities	98,070	40,947
Purchases of Marketable Securities	(184,030)	(41,570)
Other Investing Activities	27,997	2,448
Net Cash Flows Used in Investing Activities	(446,913)	(302,469)

Financing Activities:
Cash Dividends on Common Shares	(116,431)	(52,104)
Cash Dividends on Preferred Stock	(1,879)	(1,390)
(Decrease)/Increase in Short-Term Debt	(228,000)	343,000
Issuance of Long-Term Debt	400,000	300,000
Retirements of Rate Reduction Bonds	(62,529)	(17,903)
Other Financing Activities	(2,322)	(1,130)
Net Cash Flows (Used in)/Provided by Financing Activities	(11,161)	570,473
Net Increase in Cash and Cash Equivalents	15,069	276,820
Cash and Cash Equivalents - Beginning of Period	45,748	6,559
Cash and Cash Equivalents - End of Period	$60,817	$283,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash	$8,307	$1
Receivables, Net	318,111	284,787
Accounts Receivable from Affiliated Companies	2,942	6,641
Unbilled Revenues	80,590	85,353
Regulatory Assets	172,883	185,858
Materials and Supplies	63,035	64,603
Prepayments and Other Current Assets	47,906	26,413
Total Current Assets	693,774	653,656

Property, Plant and Equipment, Net	6,184,628	6,152,959

Deferred Debits and Other Assets:
Regulatory Assets	2,141,137	2,158,363
Derivative Assets	94,970	90,612
Other Long-Term Assets	87,368	86,498
Total Deferred Debits and Other Assets	2,323,475	2,335,473

Total Assets	$9,201,877	$9,142,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Affiliated Companies	$210,400	$99,296
Long-Term Debt - Current Portion	125,000	125,000
Accounts Payable	196,526	262,857
Accounts Payable to Affiliated Companies	31,968	52,326
Obligations to Third Party Suppliers	67,833	67,344
Accrued Taxes	53,383	60,109
Regulatory Liabilities	42,324	32,119
Derivative Liabilities	95,573	96,931
Other Current Liabilities	102,094	125,662
Total Current Liabilities	925,101	921,644

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,401,609	1,336,105
Regulatory Liabilities	110,688	124,319
Derivative Liabilities	826,023	865,571
Accrued Pension, SERP and PBOP	304,549	304,696
Other Long-Term Liabilities	192,624	197,434
Total Deferred Credits and Other Liabilities	2,835,493	2,828,125

Capitalization:
Long-Term Debt	2,740,614	2,737,790

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,640,566	1,640,149
Retained Earnings	885,246	839,628
Accumulated Other Comprehensive Loss	(1,695)	(1,800)
Common Stockholder's Equity	2,584,469	2,538,329
Total Capitalization	5,441,283	5,392,319

Total Liabilities and Capitalization	$9,201,877	$9,142,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Revenues	$624,097	$591,965

Operating Expenses:
Purchased Power and Transmission	229,259	220,891
Operations and Maintenance	108,895	132,902
Depreciation	42,448	41,070
Amortization of Regulatory Assets, Net	10,787	7,994
Energy Efficiency Programs	22,813	21,973
Taxes Other Than Income Taxes	60,192	55,270
Total Operating Expenses	474,394	480,100
Operating Income	149,703	111,865

Interest Expense:
Interest on Long-Term Debt	32,635	31,521
Other Interest	(2,941)	1,987
Interest Expense	29,694	33,508
Other Income, Net	4,187	5,300
Income Before Income Tax Expense	124,196	83,657
Income Tax Expense	39,188	29,672
Net Income	$85,008	$53,985

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$85,008	$53,985
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111
Changes in Unrealized Gains/(Losses) on Other
Securities	(6)	1
Other Comprehensive Income, Net of Tax	105	112
Comprehensive Income	$85,113	$54,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$85,008	$53,985
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by/(Used in) Operating Activities:
Depreciation	42,448	41,070
Deferred Income Taxes	65,475	32,460
Pension, SERP and PBOP Expense, Net of PBOP Contributions	8,183	9,095
Regulatory Underrecoveries, Net	(15,835)	(39,407)
Amortization of Regulatory Assets, Net	10,787	7,994
Other	3,653	(6,399)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(32,041)	28,685
Taxes Receivable/Accrued, Net	(12,777)	16,551
Accounts Payable	(106,140)	(146,676)
Other Current Assets and Liabilities, Net	(22,340)	(44,484)
Net Cash Flows Provided by/(Used in) Operating Activities	26,421	(47,126)

Investing Activities:
Investments in Property, Plant and Equipment	(89,360)	(108,842)
Other Investing Activities	447	1,139
Net Cash Flows Used in Investing Activities	(88,913)	(107,703)

Financing Activities:
Cash Dividends on Common Stock	(38,000)	(33,495)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Issuance of Long Term Debt	400,000	-
(Decrease)/Increase in Short-Term Debt	(283,700)	194,750
Other Financing Activities	(6,112)	(1,200)
Net Cash Flows Provided by Financing Activities	70,798	158,665
Net Increase in Cash	8,306	3,836
Cash - Beginning of Period	1	1
Cash - End of Period	$8,307	$3,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$17,109	$13,695
Receivables, Net	233,438	202,025
Accounts Receivable from Affiliated Companies	303,699	160,176
Unbilled Revenues	35,895	41,377
Regulatory Assets	309,559	347,081
Prepayments and Other Current Assets	42,425	28,086
Total Current Assets	942,125	792,440

Property, Plant and Equipment, Net	4,788,158	4,735,297

Deferred Debits and Other Assets:
Regulatory Assets	1,489,317	1,444,870
Other Long-Term Assets	57,036	87,382
Total Deferred Debits and Other Assets	1,546,353	1,532,252

Total Assets	$7,276,636	$7,059,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$308,000	$276,000
Long-Term Debt - Current Portion	1,650	1,650
Accounts Payable	205,738	168,611
Accounts Payable to Affiliated Companies	353,037	247,061
Accumulated Deferred Income Taxes - Current Portion	84,096	104,668
Regulatory Liabilities	67,277	47,539
Other Current Liabilities	148,360	144,433
Total Current Liabilities	1,168,158	989,962

Rate Reduction Bonds	-	43,493

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,365,951	1,321,026
Regulatory Liabilities	248,376	244,224
Accrued Pension	362,432	360,932
Payable to Affiliated Companies	65,668	70,221
Other Long-Term Liabilities	171,439	183,190
Total Deferred Credits and Other Liabilities	2,213,866	2,179,593

Capitalization:
Long-Term Debt	1,600,950	1,600,911

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	992,625	992,625
Retained Earnings	1,258,037	1,210,405
Common Stockholder's Equity	2,250,662	2,203,030
Total Capitalization	3,894,612	3,846,941

Total Liabilities and Capitalization	$7,276,636	$7,059,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Revenues	$592,257	$556,476

Operating Expenses:
Purchased Power and Transmission	214,053	219,010
Operations and Maintenance	92,301	148,180
Depreciation	45,441	42,529
Amortization of Regulatory Assets, Net	46,994	23,880
Amortization of Rate Reduction Bonds	15,054	22,581
Energy Efficiency Programs	51,703	46,904
Taxes Other Than Income Taxes	32,174	30,861
Total Operating Expenses	497,720	533,945
Operating Income	94,537	22,531

Interest Expense:
Interest on Long-Term Debt	19,592	22,288
Interest on Rate Reduction Bonds	399	1,326
Other Interest	(4,068)	(5,836)
Interest Expense	15,923	17,778
Other Income, Net	773	1,222
Income Before Income Tax Expense	79,387	5,975
Income Tax Expense	31,265	2,035
Net Income	$48,122	$3,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$48,122	$3,940
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Bad Debt Expense	5,523	21,618
Depreciation	45,441	42,529
Deferred Income Taxes	26,571	(19,446)
Pension and PBOP Expense, net of Pension and PBOP Contributions	6,420	16,997
Regulatory (Under)/Over Recoveries, Net	(2,951)	24,719
Amortization of Regulatory Assets, Net	46,994	23,880
Amortization of Rate Reduction Bonds	15,054	22,581
Other	(23,969)	(22,647)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(174,978)	15,109
Materials and Supplies	(7,060)	(9,340)
Taxes Receivable/Accrued, Net	(22,501)	14,645
Accounts Payable	107,843	(72,303)
Other Current Assets and Liabilities, Net	18,916	34,223
Net Cash Flows Provided by Operating Activities	89,425	96,505

Investing Activities:
Investments in Property, Plant and Equipment	(107,573)	(92,870)
Decrease in Special Deposits	33,631	25,898
Other Investing Activities	(86)	375
Net Cash Flows Used in Investing Activities	(74,028)	(66,597)

Financing Activities:
Cash Dividends on Common Stock	-	(57,100)
Cash Dividends on Preferred Stock	(490)	(490)
Increase in Short-Term Debt	32,000	71,000
Retirements of Rate Reduction Bonds	(43,493)	(43,548)
Net Cash Flows Used in Financing Activities	(11,983)	(30,138)
Net Increase/(Decrease) in Cash and Cash Equivalents	3,414	(230)
Cash and Cash Equivalents - Beginning of Period	13,695	9,373
Cash and Cash Equivalents - End of Period	$17,109	$9,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash	$3,376	$2,493
Receivables, Net	86,225	87,164
Accounts Receivable from Affiliated Companies	7,568	723
Unbilled Revenues	39,062	39,982
Taxes Receivable	2,020	17,177
Fuel, Materials and Supplies	94,783	95,345
Regulatory Assets	62,184	62,882
Prepayments and Other Current Assets	8,127	22,205
Total Current Assets	303,345	327,971

Property, Plant and Equipment, Net	2,360,753	2,352,515

Deferred Debits and Other Assets:
Regulatory Assets	329,314	351,059
Other Long-Term Assets	82,284	83,052
Total Deferred Debits and Other Assets	411,598	434,111

Total Assets	$3,075,696	$3,114,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Affiliated Companies	$53,400	$63,300
Long-Term Debt - Current Portion	108,985	-
Accounts Payable	64,619	62,864
Accounts Payable to Affiliated Companies	12,624	21,337
Accrued Interest	13,840	9,317
Regulatory Liabilities	18,132	23,002
Renewable Portfolio Standards Compliance Obligations	21,946	17,383
Other Current Liabilities	43,941	41,633
Total Current Liabilities	337,487	238,836

Rate Reduction Bonds	14,974	29,294

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	449,979	441,577
Regulatory Liabilities	52,473	52,418
Accrued Pension, SERP and PBOP	186,836	220,129
Other Long-Term Liabilities	45,972	47,896
Total Deferred Credits and Other Liabilities	735,260	762,020

Capitalization:
Long-Term Debt	888,999	997,932

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	701,241	701,052
Retained Earnings	407,113	395,118
Accumulated Other Comprehensive Loss	(9,378)	(9,655)
Common Stockholder's Equity	1,098,976	1,086,515
Total Capitalization	1,987,975	2,084,447

Total Liabilities and Capitalization	$3,075,696	$3,114,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Revenues	$273,829	$242,997

Operating Expenses:
Purchased Power, Fuel and Transmission	101,024	81,049
Operations and Maintenance	59,729	64,979
Depreciation	22,568	21,208
Amortization of Regulatory Liabilities, Net	(3,051)	(2,622)
Amortization of Rate Reduction Bonds	14,756	13,930
Energy Efficiency Programs	3,669	3,581
Taxes Other Than Income Taxes	17,016	15,486
Total Operating Expenses	215,711	197,611
Operating Income	58,118	45,386

Interest Expense:
Interest on Long-Term Debt	11,796	11,563
Interest on Rate Reduction Bonds	85	1,016
Other Interest	287	234
Interest Expense	12,168	12,813
Other Income, Net	1,030	2,042
Income Before Income Tax Expense	46,980	34,615
Income Tax Expense	17,984	13,353
Net Income	$28,996	$21,262

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$28,996	$21,262
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	290
Changes in Unrealized Gains/(Losses) on Other Securities	(11)	2
Changes in Funded Status of Pension, SERP and PBOP
Benefit Plans	(3)	-
Other Comprehensive Income, Net of Tax	277	292
Comprehensive Income	$29,273	$21,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$28,996	$21,262
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	22,568	21,208
Deferred Income Taxes	10,143	8,908
Pension, SERP and PBOP Expense	8,022	7,032
Pension and PBOP Contributions	(35,146)	(89,012)
Regulatory (Under)/Over Recoveries, Net	(799)	911
Amortization of Regulatory Liabilities, Net	(3,051)	(2,622)
Amortization of Rate Reduction Bonds	14,756	13,930
Other	(1,505)	9,569
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(13,889)	2,480
Fuel, Materials and Supplies	562	9,361
Taxes Receivable/Accrued, Net	23,137	10,138
Accounts Payable	31,257	(16,073)
Other Current Assets and Liabilities, Net	22,152	18,869
Net Cash Flows Provided by Operating Activities	107,203	15,961

Investing Activities:
Investments in Property, Plant and Equipment	(64,956)	(67,059)
Decrease in NU Money Pool Lending	-	55,900
Other Investing Activities	(17)	963
Net Cash Flows Used in Investing Activities	(64,973)	(10,196)

Financing Activities:
Cash Dividends on Common Stock	(17,000)	(42,891)
(Decrease)/Increase in Short-Term Debt	(9,900)	52,900
Retirements of Rate Reduction Bonds	(14,320)	(13,463)
Other Financing Activities	(127)	(116)
Net Cash Flows Used in Financing Activities	(41,347)	(3,570)
Net Increase in Cash	883	2,195
Cash - Beginning of Period	2,493	56
Cash - End of Period	$3,376	$2,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash	$1,768	$1
Receivables, Net	48,113	47,297
Accounts Receivable from Affiliated Companies	154	164
Unbilled Revenues	16,071	16,192
Taxes Receivable	3	15,513
Regulatory Assets	43,534	42,370
Marketable Securities	30,588	27,352
Prepayments and Other Current Assets	7,571	7,963
Total Current Assets	147,802	156,852

Property, Plant and Equipment, Net	1,305,743	1,290,498

Deferred Debits and Other Assets:
Regulatory Assets	207,901	221,752
Marketable Securities	27,169	30,342
Other Long-Term Assets	24,018	23,625
Total Deferred Debits and Other Assets	259,088	275,719

Total Assets	$1,712,633	$1,723,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Affiliated Companies	$43,400	$31,900
Long-Term Debt - Current Portion	55,000	55,000
Accounts Payable	44,303	68,141
Accounts Payable to Affiliated Companies	3,061	7,103
Accrued Interest	1,918	8,304
Regulatory Liabilities	15,638	21,037
Other Current Liabilities	32,756	24,909
Total Current Liabilities	196,076	216,394

Rate Reduction Bonds	4,636	9,352

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	316,727	303,111
Regulatory Liabilities	9,736	9,686
Accrued Pension, SERP and PBOP	35,431	36,099
Other Long-Term Liabilities	33,203	40,148
Total Deferred Credits and Other Liabilities	395,097	389,044

Capitalization:
Long-Term Debt	550,057	550,270

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	390,485	390,412
Retained Earnings	169,179	160,577
Accumulated Other Comprehensive Loss	(3,763)	(3,846)
Common Stockholder's Equity	566,767	558,009
Total Capitalization	1,116,824	1,108,279

Total Liabilities and Capitalization	$1,712,633	$1,723,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Revenues	$124,953	$114,025

Operating Expenses:
Purchased Power and Transmission	40,044	40,554
Operations and Maintenance	20,928	22,601
Depreciation	8,970	7,697
Amortization of Regulatory Assets/(Liabilities), Net	129	(343)
Amortization of Rate Reduction Bonds	4,689	4,418
Energy Efficiency Programs	8,315	5,556
Taxes Other Than Income Taxes	6,288	4,882
Total Operating Expenses	89,363	85,365
Operating Income	35,590	28,660

Interest Expense:
Interest on Long-Term Debt	5,955	5,766
Interest on Rate Reduction Bonds	127	415
Other Interest	211	214
Interest Expense	6,293	6,395
Other Income, Net	1,004	1,092
Income Before Income Tax Expense	30,301	23,357
Income Tax Expense	11,698	9,171
Net Income	$18,603	$14,186

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$18,603	$14,186
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	85	85
Changes in Unrealized Gains/(Losses) on Other Securities	(2)	-
Other Comprehensive Income, Net of Tax	83	85
Comprehensive Income	$18,686	$14,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$18,603	$14,186
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	8,970	7,697
Deferred Income Taxes	16,828	9,198
Pension, SERP and PBOP Expense, Net of PBOP Contributions	1,246	1,766
Regulatory Underrecoveries, Net	(2,357)	(1,778)
Amortization of Regulatory Assets/(Liabilities), Net	129	(343)
Amortization of Rate Reduction Bonds	4,689	4,418
Other	(2,545)	(1,071)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(4,907)	(2,274)
Taxes Receivable/Accrued, Net	21,600	1,051
Accounts Payable	17,667	(21,870)
Other Current Assets and Liabilities, Net	(8,931)	(5,885)
Net Cash Flows Provided by Operating Activities	70,992	5,095

Investing Activities:
Investments in Property, Plant and Equipment	(66,340)	(85,011)
Proceeds from Sales of Marketable Securities	21,035	31,579
Purchases of Marketable Securities	(21,191)	(31,680)
Decrease in NU Money Pool Lending	-	11,000
Other Investing Activities	500	(169)
Net Cash Flows Used in Investing Activities	(65,996)	(74,281)

Financing Activities:
Cash Dividends on Common Stock	(10,000)	(9,432)
Increase in Short-Term Debt	11,500	83,200
Retirement of Rate Reduction Bonds	(4,716)	(4,440)
Other Financing Activities	(13)	(17)
Net Cash Flows (Used in)/Provided by Financing Activities	(3,229)	69,311
Net Increase in Cash	1,767	125
Cash - Beginning of Period	1	1
Cash - End of Period	$1,768	$126

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

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Basis of Presentation

NU is a public utility holding company primarily engaged through its wholly owned regulated utility subsidiaries in the energy delivery business.  On April 10, 2012, NU acquired 100 percent of the outstanding common shares of NSTAR and NSTAR (through a successor, NSTAR LLC) became a direct wholly owned subsidiary of NU.  NU's wholly owned regulated utility subsidiaries include CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  NU provides energy delivery service to approximately 3.6 million electric and natural gas customers through six regulated utilities in Connecticut, Massachusetts and New Hampshire.  NU's consolidated financial information does not include NSTAR and its subsidiaries' results of operations for the three months ended March 31, 2012.  NSTAR Electric continues to maintain reporting requirements as an SEC registrant.  The information disclosed for NSTAR Electric represents its results of operations for the three months ended March 31, 2013 and 2012, presented on a comparable basis.

The accompanying unaudited condensed consolidated financial statements of NU, CL&P, NSTAR Electric, PSNH and WMECO include the accounts of each of their respective subsidiaries and are herein referred to as “consolidated financial statements.”  Intercompany transactions have been eliminated in consolidation.

The combined notes to consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying consolidated financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q and the 2012 combined Annual Report on Form 10-K of NU, CL&P, NSTAR Electric, PSNH and WMECO (NU 2012 Form 10-K), which was filed with the SEC.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly NU’s and the above companies’ financial positions as of March 31, 2013 and December 31, 2012 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results expected for a full year.  The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas sales and revenues are typically higher in the winter months than during other periods of the year.

NU consolidates CYAPC and YAEC as CL&P’s, NSTAR Electric’s, PSNH’s and WMECO’s combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation.  For CL&P, NSTAR Electric, PSNH and WMECO, the investment in CYAPC and YAEC continue to be accounted for under the equity method.

NU's utility subsidiaries are subject to the application of accounting guidance for entities with rate-regulated operations that considers the effect of regulation resulting from differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  NU's utility subsidiaries' energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of rate-regulated accounting.  See Note 2, "Regulatory Accounting," for further information.

Certain prior period amounts in NSTAR Electric's accompanying consolidated statements of income and cash flows have been reclassified between line items for comparative purposes and in order to conform to NU's presentation.  The reclassifications did not affect NSTAR Electric's net income.

The NSTAR Electric consolidated statement of cash flows was revised to correct an error in the presentation of cash deposits related to the RRBs. The impact of this revision was an increase in investing cash inflows from Other Investing Activities in an amount of $24.8 million and a corresponding increase to financing cash outflows from Retirements of Rate Reduction Bonds for the three months ended March 31, 2012.  This revision had no impact on NSTAR Electric’s results of operations or cash balance and is not deemed material, individually or in the aggregate, to the previously issued consolidated financial statements.

Certain changes in classification and corresponding reclassifications of prior period data were made in the accompanying consolidated statements of income and statements of cash flows for NU, CL&P, PSNH and WMECO for comparative purposes to conform to the current period presentation.  The consolidated statement of income reflects the reclassification of transmission expenses from Other Operating Expenses, as originally reported, to Purchased Power, Fuel and Transmission and the reclassification of energy efficiency expenses primarily from Other Operating Expenses, as originally reported, to Energy Efficiency Programs.  In addition, Other Operating Expenses and Maintenance, as originally reported, were combined and are reported in aggregate as Operations and Maintenance.  The reclassifications on the statement of income were as follows:

	For the Three Months Ended March 31, 2012
(Millions of Dollars)	Transmission Expense	Energy Efficiency Expense
NU	$(2.7)	$37.3
CL&P	(2.9)	22.0
PSNH	7.9	3.6
WMECO	1.0	5.6

Effective January 1, 2012, NSTAR Electric changed its estimates with respect to the allowance for doubtful accounts, incurred but not reported claims on medical benefits, general and workers' compensation liabilities and compensation accruals.  The total aggregate impact of these changes in estimates on NSTAR Electric's accompanying consolidated statement of income was a decrease to net income of $11.4 million, after-tax, for the three months ended March 31, 2012.

NU evaluates events and transactions that occur after the balance sheet date but before financial statements are issued and recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed as of the balance sheet date and discloses, but does not recognize, in the financial statements subsequent events that provide evidence about the conditions that arose after the balance sheet date but before the financial statements are issued.  See Note 6, "Short-Term and Long-Term Debt," for further information.

B.

Recently Adopted Accounting Standards

In the first quarter of 2013, NU adopted the following Financial Accounting Standards Board’s (FASB) final Accounting Standards Updates (ASU) relating to additional disclosure requirements:

•

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income Requires entities to disclose additional information about items reclassified out of AOCI.  The ASU does not change existing guidance on which items should be reclassified out of AOCI but requires disclosures about the components of AOCI and the amount of reclassification adjustments to be presented in one location.  The ASU is effective beginning in the first quarter of 2013 and is applied prospectively.  For further information, see Note 11, “Accumulated Other Comprehensive Income/(Loss),” to the consolidated financial statements.  The ASU did not affect the calculation of net income, comprehensive income or EPS and did not have an impact on financial position, results of operations or cash flows.

•

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities Clarifies the scope of the offsetting disclosure requirements under GAAP.  The disclosure requirements apply to derivative instruments, do not change existing guidance on which items should be offset in the balance sheets and require disclosures about the items that are offset. The ASU is effective beginning in the first quarter of 2013 with retrospective application.  For further information, see Note 4, “Derivative Instruments,” to the consolidated financial statements. The ASU did not have an impact on financial position, results of operations or cash flows.

C.

Provision for Uncollectible Accounts

NU, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at net realizable value by maintaining a provision for uncollectible amounts.  This provision is determined based upon a variety of factors, including applying an estimated uncollectible account percentage to each receivable aging category, based upon historical collection and write-off experience and management's assessment of collectibility from individual customers.  Management assesses the collectibility of receivables, and if circumstances change, collectibility estimates are adjusted accordingly.  Receivable balances are written off against the provision for uncollectible accounts when the accounts are terminated and these balances are deemed to be uncollectible.

The provision for uncollectible accounts, which is included in Receivables, Net on the consolidated balance sheets, was as follows:

(Millions of Dollars)	As of March 31, 2013	As of December 31, 2012
NU	$178.6	$165.5
CL&P	85.0	77.6
NSTAR Electric	44.8	44.1
PSNH	7.4	6.8
WMECO	9.0	8.5

D.

Restricted Cash and Other Deposits

As of March 31, 2013, NU, CL&P and PSNH had $3.8 million, $1.4 million and $1.7 million, respectively, of restricted cash, primarily relating to amounts held in escrow, insurance proceeds on bondable property at PSNH and amounts related to the sale of land, which were included in Prepayments and Other Current Assets on the consolidated balance sheets.  As of December 31, 2012, these amounts were $3.3 million, $1.3 million and $1.7 million for NU, CL&P and PSNH, respectively.

As of March 31, 2013, NU had $12.8 million of cash collateral posted not subject to master netting agreements.  As of December 31, 2012, this amount was $14.6 million.

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

Determination of Fair Value:  The valuation techniques and inputs used in NU's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," and Note 10, "Fair Value of Financial Instruments," to the consolidated financial statements.

F.

Other Income, Net

Items included within Other Income, Net on the consolidated statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds and equity in earnings.  For CL&P, NSTAR Electric, PSNH and WMECO, equity in earnings relate to investments in CYAPC, YAEC and MYAPC and also NSTAR Electric's investment in two regional transmission companies, which are all accounted for on the equity method.  On an NU consolidated basis, equity in earnings relate to the investment in MYAPC and NU's investment in two regional transmission companies.

G.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown on a gross basis with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the consolidated statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012
NU	$38.4	$35.0
CL&P	32.0	29.4

Certain sales taxes are also collected by CL&P, NSTAR Electric and WMECO from their respective customers as agents for state and local governments and are recorded on a net basis with no impact on the consolidated statements of income.

H.	Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2013	As of March 31, 2012
NU	$98.7	$138.5
CL&P	28.2	36.6
NSTAR Electric (1)	30.7	29.5
PSNH	12.9	32.5
WMECO	15.8	56.6

(1) NSTAR Electric amounts are not included in NU consolidated as of March 31, 2012.

2.

REGULATORY ACCOUNTING

The rates charged to the customers of NU's Regulated companies are designed to collect the companies' costs to provide service, including a return on investment.  Therefore, the accounting policies of the Regulated companies apply GAAP applicable to rate-regulated enterprises and reflect the effects of the rate-making process.

Management believes it is probable that the Regulated companies will recover their respective investments in long-lived assets, including regulatory assets.  If management determined that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the Regulated companies' operations, or that management could not conclude it is probable that costs would be recovered in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets are as follows:

	As of March 31, 2013	As of December 31, 2012
(Millions of Dollars)	NU	NU
Benefit Costs	$2,390.4	$2,452.1
Regulatory Assets Offsetting Derivative Liabilities	835.0	885.6
Goodwill	532.5	537.6
Storm Restoration Costs	656.1	547.7
Income Taxes, Net	521.7	516.2
Securitized Assets	157.6	232.6
Contractual Obligations	124.9	217.6
Power Contracts Buy Out Agreements	87.3	92.9
Regulatory Tracker Deferrals	177.2	190.1
Asset Retirement Obligations	90.2	88.8
Other Regulatory Assets	67.7	76.2
Total Regulatory Assets	5,640.6	5,837.4
Less: Current Portion	625.5	705.0
Total Long-Term Regulatory Assets	$5,015.1	$5,132.4

	As of March 31, 2013				As of December 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$546.9	$769.0	$217.2	$112.6	$563.2	$781.2	$223.7	$116.0
Regulatory Assets Offsetting
Derivative Liabilities	819.6	13.6	-	1.8	866.2	14.9	-	3.0
Goodwill	-	457.2	-	-	-	461.5	-	-
Storm Restoration Costs	448.7	132.7	32.3	42.4	413.9	55.8	34.5	43.5
Income Taxes, Net	371.7	46.7	37.3	31.1	367.5	47.1	36.2	31.0
Securitized Assets	-	149.5	5.0	3.1	-	205.1	19.7	7.8
Contractual Obligations	59.7	20.9	-	13.7	64.0	22.8	-	14.9
Power Contracts Buy Out Agreements	-	80.7	6.6	-	-	85.9	7.0	-
Regulatory Tracker Deferrals	10.1	84.5	49.7	31.3	12.2	71.4	49.3	31.9
Asset Retirement Obligations	30.0	29.8	14.3	3.6	29.4	29.4	14.2	3.5
Other Regulatory Assets	27.3	14.3	29.1	11.8	27.9	16.9	29.4	12.6
Total Regulatory Assets	2,314.0	1,798.9	391.5	251.4	2,344.3	1,792.0	414.0	264.2
Less: Current Portion	172.9	309.6	62.2	43.5	185.9	347.1	62.9	42.4
Total Long-Term Regulatory Assets	$2,141.1	$1,489.3	$329.3	$207.9	$2,158.4	$1,444.9	$351.1	$221.8

Storm Restoration Costs:  The storm restoration cost deferrals relate to costs incurred at CL&P, NSTAR Electric, PSNH and WMECO that each company expects to collect from customers.  A storm must meet certain criteria specific to each state and utility company to be declared a major storm.  Once a storm is declared major, all qualifying expenses incurred during storm restoration efforts, if deemed prudent, are deferred and recovered from customers in future periods.  In Connecticut, qualifying storm restoration costs must exceed $5 million for a storm to be declared a major storm.  In Massachusetts, qualifying storm restoration costs must exceed $1 million for NSTAR Electric and $300,000 for WMECO and an emergency response plan must be initiated for a storm to be declared a major storm.  In New Hampshire, (1) at least 10 percent of customers must be without power with at least 200 concurrent locations requiring repairs (trouble spots), or (2) at least 300 concurrent trouble spots must be reported for a storm to be declared a major storm.  In addition, PSNH is permitted to defer pre-staging costs for storms that may not ultimately qualify as a major storm.

On February 8, 2013, a blizzard caused damage to the electric delivery systems of CL&P and NSTAR Electric.  This blizzard resulted in estimated deferred storm restoration costs of approximately $13 million at CL&P and approximately $80 million at NSTAR Electric.  On January 31, 2013, a major storm caused damage to CL&P's electric delivery system, which resulted in estimated deferred storm restoration costs of approximately $19 million. Management believes these storm restoration costs meet the criteria for specific cost recovery in Connecticut and Massachusetts and, as a result, are probable of recovery.  Therefore, management does not expect these storms to have a material impact on CL&P's or NSTAR Electric’s results of operations.  CL&P and NSTAR Electric will seek recovery of these deferred storm restoration costs through their applicable regulatory recovery process.

Regulatory Costs Not Yet Approved:  The Regulated companies had $78.8 million ($3.7 million for CL&P, $26.3 million for NSTAR Electric, $37.2 million for PSNH, and $6 million for WMECO) and $69.9 million ($3.9 million for CL&P, $25.4 million for NSTAR Electric, $35.7 million for PSNH, and $1.4 million for WMECO) of regulatory costs as of March 31, 2013 and December 31, 2012, respectively, which were included in Other Long-Term Assets on the consolidated balance sheets.  These amounts represent incurred costs that have not yet been approved for recovery by the applicable regulatory agency.  Management believes it is probable that these costs will ultimately be approved and recovered from customers.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of March 31, 2013	As of December 31, 2012
(Millions of Dollars)	NU	NU
Cost of Removal	$441.3	$440.8
Regulatory Tracker Deferrals	147.0	95.1
AFUDC Transmission Incentive	68.9	70.0
Spent Nuclear Fuel Costs and Contractual Obligations	15.4	15.4
Other Regulatory Liabilities	50.6	53.0
Total Regulatory Liabilities	723.2	674.3
Less: Current Portion	191.7	134.1
Total Long-Term Regulatory Liabilities	$531.5	$540.2

	As of March 31, 2013				As of December 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$39.3	$244.5	$51.3	$-	$44.2	$240.3	$51.2	$-
Regulatory Tracker Deferrals	39.1	37.3	13.8	12.5	39.1	14.4	20.4	13.7
AFUDC Transmission Incentive	55.5	4.1	-	9.3	56.6	4.1	-	9.3
Spent Nuclear Fuel Costs and
Contractual Obligations	15.4	-	-	-	15.4	-	-	-
Wholesale Transmission Overcollections	2.3	-	1.1	0.9	-	-	-	5.3
Other Regulatory Liabilities	1.4	29.8	4.4	2.6	1.1	32.9	3.8	2.4
Total Regulatory Liabilities	153.0	315.7	70.6	25.3	156.4	291.7	75.4	30.7
Less: Current Portion	42.3	67.3	18.1	15.6	32.1	47.5	23.0	21.0
Total Long-Term Regulatory Liabilities	$110.7	$248.4	$52.5	$9.7	$124.3	$244.2	$52.4	$9.7

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the NU, CL&P, NSTAR Electric, PSNH and WMECO investments in utility property, plant and equipment by asset category:

	As of March 31, 2013	As of December 31, 2012
(Millions of Dollars)	NU	NU
Distribution - Electric	$11,504.0	$11,438.2
Distribution - Natural Gas	2,290.8	2,274.2
Transmission	5,721.2	5,541.1
Generation	1,146.7	1,146.6
Electric and Natural Gas Utility	20,662.7	20,400.1
Other (1)	503.0	429.3
Property, Plant and Equipment, Gross	21,165.7	20,829.4
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(5,157.7)	(5,065.1)
Other	(178.5)	(171.5)
Total Accumulated Depreciation	(5,336.2)	(5,236.6)
Property, Plant and Equipment, Net	15,829.5	15,592.8
Construction Work in Progress	908.0	1,012.2
Total Property, Plant and Equipment, Net	$16,737.5	$16,605.0

(1)

These assets represent unregulated property and are primarily comprised of building improvements at RRR, software and equipment at NUSCO and telecommunications equipment at NSTAR Communications, Inc.

	As of March 31, 2013				As of December 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$4,724.3	$4,552.0	$1,535.7	$730.0	$4,691.3	$4,539.9	$1,520.1	$724.2
Transmission	2,874.6	1,542.8	602.3	656.7	2,796.1	1,529.7	599.2	583.7
Generation	-	-	1,125.6	21.1	-	-	1,125.5	21.1
Property, Plant and
Equipment, Gross	7,598.9	6,094.8	3,263.6	1,407.8	7,487.4	6,069.6	3,244.8	1,329.0
Less: Accumulated Depreciation	(1,727.5)	(1,573.2)	(968.4)	(257.5)	(1,698.1)	(1,540.1)	(954.0)	(252.1)
Property, Plant and Equipment, Net	5,871.4	4,521.6	2,295.2	1,150.3	5,789.3	4,529.5	2,290.8	1,076.9
Construction Work in Progress	313.2	266.6	65.6	155.4	363.7	205.8	61.7	213.6
Total Property, Plant and
Equipment, Net	$6,184.6	$4,788.2	$2,360.8	$1,305.7	$6,153.0	$4,735.3	$2,352.5	$1,290.5

4.

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

Derivative contracts that are not recorded as normal are recorded at fair value as current or long-term derivative assets or liabilities.  For the Regulated companies, regulatory assets or liabilities are recorded for the changes in fair values of derivatives, as costs are, and management believes they will continue to be, recovered from or refunded in customer rates.  For NU's remaining unregulated wholesale marketing contracts, changes in fair values of derivatives are included in Net Income.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses or Operating Revenues on the consolidated statements of income, as applicable, as electricity or natural gas is delivered.

CL&P, NSTAR Electric and WMECO mitigate the risks associated with the price volatility of energy and energy-related products through the use of SS, LRS, and basic service contracts, which fix the price of electricity purchased for customers and are accounted for as normal.  CL&P, NSTAR Electric and WMECO have entered into derivative and nonderivative contracts for the purchase of energy and energy-related products and contracts that are derivatives.  NU also has NYMEX future contracts in order to reduce variability associated with the purchase price of approximately 5.2 million MMBtu of natural gas.

The costs or benefits from all of the Regulated companies' derivative contracts are recoverable from or refundable to customers, and therefore, changes in fair value are recorded as Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets.

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, in the consolidated balance sheets.  Cash collateral posted or collected under master netting agreements is recorded as an offset to the derivative asset or liability.  The following tables present the gross fair values of contracts categorized by risk type and the net amounts recorded as current or long-term derivative asset or liability:

	As of March 31, 2013
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability) (2)
Current Derivative Assets:
Level 2:
Other (1)	$1.6	$-	$1.6
Level 3:
CL&P (1)	17.5	(10.5)	7.0
Other	1.9	-	1.9
Total Current Derivative Assets	$21.0	$(10.5)	$10.5

Long-Term Derivative Assets:
Level 3:
CL&P (1)	$152.3	$(57.3)	$95.0
Total Long-Term Derivative Assets	$152.3	$(57.3)	$95.0

Current Derivative Liabilities:
Level 2:
Other (1) (3)	$(12.0)	$-	$(12.0)
Level 3:
CL&P	(95.6)	-	(95.6)
NSTAR Electric	(1.3)	-	(1.3)
WMECO	(0.1)	-	(0.1)
Total Current Derivative Liabilities	$(109.0)	$-	$(109.0)

Long-Term Derivative Liabilities:
Level 3:
CL&P	$(826.0)	$-	$(826.0)
NSTAR Electric	(12.3)	-	(12.3)
WMECO	(1.7)	-	(1.7)
Total Long-Term Derivative Liabilities	$(840.0)	$-	$(840.0)

	As of December 31, 2012
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability) (2)
Current Derivative Assets:
Level 2:
Other (1)	$0.2	$-	$0.2
Level 3:
CL&P (1)	17.7	(12.0)	5.7
Other	5.5	-	5.5
Total Current Derivative Assets	$23.4	$(12.0)	$11.4

Long-Term Derivative Assets:
Level 3:
CL&P (1)	$159.7	$(69.1)	$90.6
Total Long-Term Derivative Assets	$159.7	$(69.1)	$90.6

Current Derivative Liabilities:
Level 2:
Other (1), (3)	$(19.9)	$0.6	$(19.3)
Level 3:
CL&P	(96.9)	-	(96.9)
NSTAR Electric	(1.0)	-	(1.0)
Total Current Derivative Liabilities	$(117.8)	$0.6	$(117.2)

Long-Term Derivative Liabilities:
Level 2:
Other (1)	$(0.2)	$-	$(0.2)
Level 3:
CL&P	(865.6)	-	(865.6)
NSTAR Electric	(13.9)	-	(13.9)
WMECO	(3.0)	-	(3.0)
Total Long-Term Derivative Liabilities	$(882.7)	$-	$(882.7)

(1)

Amounts represent derivative assets and liabilities which NU has elected to record net on the consolidated balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

(2)

Current derivative assets are included in Prepayments and Other Current Assets on the consolidated balance sheets.  NSTAR Electric and WMECO derivative liabilities are included in Other Current Liabilities and Other Long-Term Liabilities on the consolidated balance sheets.

(3)

As of March 31, 2013 and December 31, 2012, NU had $3.5 million and $4.1 million, respectively, of cash posted related to these contracts, which is not offset against the derivative liability and is recorded as Prepayments and Other Current Assets on the consolidated balance sheets.

For further information on the fair value of derivative contracts, see Note 1E, "Summary of Significant Accounting Policies - Fair Value Measurements," to the consolidated financial statements.

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

NSTAR Electric has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2018.  NSTAR Electric also has a capacity related contract for up to 35 MW per year that extends through 2019.

WMECO has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2028 with a facility that is expected to achieve commercial operation by November 2013.

As of March 31, 2013 and December 31, 2012, NU had approximately 5 thousand MWh and 24 thousand MWh, respectively, of supply volumes remaining in its unregulated wholesale portfolio when expected sales are compared with supply contracts.

The following table presents the realized and unrealized gains/(losses) associated with NU’s derivative contracts not designated as hedges (See Level 3 tables in the "Valuations using significant unobservable inputs" section for CL&P, NSTAR Electric and WMECO gains and losses on derivative contracts):

Location of Amounts	Amounts Recognized on Derivatives
Recognized on Derivatives	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012
NU
Balance Sheet:
Regulatory Assets	$28.0	$6.0
Statement of Income:
Purchased Power, Fuel and Transmission	0.3	(0.8)

Hedging

Fair Value Hedge:  NU parent had a fixed to floating interest rate swap on its $263 million, fixed rate senior note that matured on April 1, 2012.  This interest rate swap qualified and was designated as a fair value hedge.  Prior to the settlement of the swap on April 2, 2012, $2.5 million of interest benefit was recorded in Net Income in the first quarter of 2012.

Cash Flow Hedges:  For information on the treatment of previously settled cash flow hedges, see Note 11, "Accumulated Other Comprehensive Income/(Loss)," to the consolidated financial statements.

Credit Risk

Certain of NU’s derivative contracts contain credit risk contingent features.  These features require NU to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits.  The following summarizes the fair value of derivative contracts that were in a net liability position and subject to credit risk contingent features, the fair value of cash collateral, and the additional collateral that would be required to be posted by NU if the unsecured debt credit ratings of NU parent were downgraded to below investment grade as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013			As of December 31, 2012
			Additional Collateral			Additional Collateral
	Fair Value Subject		Required if	Fair Value Subject		Required if
	to Credit Risk	Cash	Downgraded Below	to Credit Risk	Cash	Downgraded Below
(Millions of Dollars)	Contingent Features	Collateral Posted	Investment Grade	Contingent Features	Collateral Posted	Investment Grade
NU	$(8.4)	$-	$9.4	$(15.3)	$-	$17.4

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

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow approaches adjusted for assumptions relating to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future power and capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation to address the full time period of the contract.

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

The following is a summary of NU’s, including CL&P’s, NSTAR Electric’s and WMECO’s, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2013		As of December 31, 2012
	Range	Period Covered	Range	Period Covered
Energy Prices:
NU	$44 - $90 per MWh	2018 – 2028	$43 - $90 per MWh	2018 - 2028
CL&P	$50 - $54 per MWh	2018 – 2020	$50 - $55 per MWh	2018 - 2020
WMECO	$44 - $90 per MWh	2018 – 2028	$43 - $90 per MWh	2018 - 2028

Capacity Prices:
NU	$1.40 - $10.53 per kW-Month	2016 – 2028	$1.40 - $10.53 per kW-Month	2016 - 2028
CL&P	$1.40 - $9.83 per kW-Month	2016 – 2026	$1.40 - $9.83 per kW-Month	2016 - 2026
NSTAR Electric	$1.40 - $3.39 per kW-Month	2016 – 2019	$1.40 - $3.39 per kW-Month	2016 - 2019
WMECO	$1.40 - $10.53 per kW-Month	2016 – 2028	$1.40 - $10.53 per kW-Month	2016 - 2028

Forward Reserve:
NU, CL&P	$3.00 per kW-Month	2013 – 2024	$0.35 - $0.90 per kW-Month	2013 - 2024

REC Prices:
NU	$25 - $85 per REC	2013 – 2028	$25 - $85 per REC	2013 - 2028
NSTAR Electric	$25 - $71 per REC	2013 – 2018	$25 - $71 per REC	2013 - 2018
WMECO	$25 - $85 per REC	2013 – 2028	$25 - $85 per REC	2013 - 2028

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

Valuations using significant unobservable inputs:  The following tables present changes for the three months ended March 31, 2013 and 2012 in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.  The fair value as of January 1, 2012 reflects a reclassification of remaining unregulated wholesale marketing sourcing contracts that had previously been presented as a portfolio along with the unregulated wholesale marketing sales contract as Level 3 under the highest and best use valuation premise.  These contracts are now classified within Level 2 of the fair value hierarchy.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
(Millions of Dollars)	NU	NU
Derivatives, Net:
Fair Value as of Beginning of Period	$(878.6)	$(962.2)
Transfer to Level 2	-	32.2
Net Realized/Unrealized Gains Included in:
Net Income (2)	5.7	8.0
Regulatory Assets	26.2	6.0
Settlements	13.6	14.5
Fair Value as of End of Period	$(833.1)	$(901.5)

	For the Three Months Ended
	March 31, 2013			March 31, 2012
(Millions of Dollars)	CL&P	NSTAR Electric	WMECO	CL&P	NSTAR Electric(1)	WMECO
Derivatives, Net:
Fair Value as of Beginning of Period	$(866.2)	$(14.9)	$(3.0)	$(931.6)	$(3.4)	$(7.3)
Net Realized/Unrealized Gains/(Losses)
Included in Regulatory Assets	24.3	0.7	1.2	10.9	(3.4)	(5.0)
Settlements	22.3	0.6	-	21.1	1.4	-
Fair Value as of End of Period	$(819.6)	$(13.6)	$(1.8)	$(899.6)	$(5.4)	$(12.3)

(1)

NSTAR Electric amounts are not included in NU consolidated for the three months ended March 31, 2012.

(2)

The Net Income impact for the three months ended March 31, 2013 and 2012 relates to the unregulated wholesale marketing sales contract and is offset by the gains/(losses) on the unregulated sourcing contracts classified as Level 2 in the fair value hierarchy, resulting in total net gains of $0.3 million and net losses of $0.8 million, respectively.

5.

MARKETABLE SECURITIES (NU, WMECO)

NU maintains a supplemental benefit trust to fund certain of NU’s non-qualified executive retirement benefit obligations and WMECO maintains a spent nuclear fuel trust to fund WMECO’s prior period spent nuclear fuel liability, each of which hold marketable securities.

These trusts are not subject to regulatory oversight by state or federal agencies.  NU's marketable securities also include legally restricted trusts for the decommissioning of nuclear power plants that are part of CYAPC and YAEC.

The Company elects to record mutual funds purchased by the NU supplemental benefit trust at fair value.  As such, any change in fair value of these mutual funds is reflected in Net Income.  These mutual funds, classified as Level 1 in the fair value hierarchy, totaled $51.2 million and $47 million as of March 31, 2013 and December 31, 2012, respectively, and are included in current Marketable Securities.  Net gains on these securities of $4.2 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively, were recorded in Other Income, Net on the consolidated statements of income.  Dividend income is recorded when dividends are declared and is recorded in Other Income, Net on the consolidated statements of income.  All other marketable securities are accounted for as available-for-sale.

Available-for-Sale Securities:  The following is a summary of NU's available-for-sale securities held in the NU supplemental benefit trust, WMECO's spent nuclear fuel trust and CYAPC and YAEC's nuclear decommissioning trusts.  These securities are recorded at fair value and included in current and long-term Marketable Securities on the consolidated balance sheets.

	As of March 31, 2013
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains(1)	Losses(1)	Fair Value
NU
Debt Securities (2)	$355.3	$10.0	$(0.1)	$365.2
Equity Securities (2)	144.0	30.7	-	174.7

WMECO
Debt Securities	57.7	0.1	-	57.8

	As of December 31, 2012
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains(1)	Losses(1)	Fair Value
NU
Debt Securities (2)	$266.6	$13.3	$(0.1)	$279.8
Equity Securities (2)	145.5	20.0	-	165.5

WMECO
Debt Securities	57.7	0.1	(0.1)	57.7

(1)

Unrealized gains and losses on debt securities for the NU supplemental benefit trust and WMECO spent nuclear fuel trust are recorded in AOCI and Other Long-Term Assets, respectively, on the consolidated balance sheets.

(2)

NU's amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $434.9 million and $340.4 million as of March 31, 2013 and December 31, 2012, respectively, the majority of which are legally restricted and can only be used for the decommissioning of the nuclear power plants owned by these companies. In 2013, CYAPC and YAEC received cash from the DOE that was invested in the nuclear decommissioning trusts. For further information see Note 9B "Commitments and Contingencies - Deferred Contractual Obligations" to the consolidated financial statements.  Unrealized gains and losses for the nuclear decommissioning trusts are offset in Other Long-Term Liabilities on the consolidated balance sheets.  All of the equity securities accounted for as available-for-sale securities are held in these trusts.

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

Contractual Maturities:  As of March 31, 2013, the contractual maturities of available-for-sale debt securities are as follows:

	NU		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$150.7	$150.8	$30.4	$30.6
One to five years	62.2	63.5	18.7	18.5
Six to ten years	51.2	53.4	4.1	4.1
Greater than ten years	91.2	97.5	4.5	4.6
Total Debt Securities	$355.3	$365.2	$57.7	$57.8

(1)

Amounts in the Less than one year NU category include securities in the nuclear decommissioning trusts, which are restricted and are classified in long-term Marketable Securities on the consolidated balance sheets.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	NU		WMECO
	As of		As of
(Millions of Dollars)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Level 1:
Mutual Funds and Equities	$225.9	$212.5	$-	$-
Money Market Funds	120.1	40.2	3.6	5.2
Total Level 1	$346.0	$252.7	$3.6	$5.2
Level 2:
U.S. Government Issued Debt Securities
(Agency and Treasury)	$78.5	$69.9	$18.2	$18.7
Corporate Debt Securities	41.1	33.0	11.7	7.0
Asset-Backed Debt Securities	26.4	28.5	9.6	10.9
Municipal Bonds	82.6	93.8	8.6	11.6
Other Fixed Income Securities	16.5	14.4	6.1	4.3
Total Level 2	$245.1	$239.6	$54.2	$52.5
Total Marketable Securities	$591.1	$492.3	$57.8	$57.7

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

6.

SHORT-TERM AND LONG-TERM DEBT

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

Credit Agreements and Commercial Paper Programs:  As of March 31, 2013 and December 31, 2012, NU had $979 million and $1.15 billion, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $171 million of available borrowing capacity as of March 31, 2013.  The weighted-average interest rate on these borrowings as of March 31, 2013 and December 31, 2012 was 0.35 percent and 0.46 percent, respectively, which is generally based on money market rates.  As of March 31, 2013, there were inter-company loans of $832 million from NU to its subsidiaries ($210.4 million at CL&P, $53.4 million at PSNH and $43.4 million at WMECO).  As of December 31, 2012, there were inter-company loans of $987.5 million from NU to its subsidiaries ($405.1 million at CL&P, $63.3 million at PSNH, and $31.9 million at WMECO).  As of March 31, 2013 and December 31, 2012, NSTAR Electric had $308 million and $276 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $142 million and $174 million, respectively, of available borrowing capacity.  The weighted-average interest rate on these borrowings as of March 31, 2013 and December 31, 2012 was 0.28 percent and 0.31 percent, respectively, which is generally based on money market rates.

Amounts outstanding under the commercial paper program are included in Notes Payable for NU and NSTAR Electric and classified in current liabilities on the consolidated balance sheets as management anticipates that all borrowings under these credit facilities will be outstanding for no more than 364 days at one time.  Intercompany loans from NU to CL&P, PSNH and WMECO are included in Notes Payable to Affiliated Companies and classified in current liabilities on the consolidated balance sheets.

Long-Term Debt Issuances:  On January 15, 2013, CL&P issued $400 million of Series A First and Refunding Mortgage Bonds with a coupon rate of 2.5 percent and a maturity date of January 15, 2023.  The proceeds, net of issuance costs, were used to pay short-term borrowings outstanding under the CL&P credit agreement and the NU commercial paper program.  Therefore, as of December 31, 2012, CL&P's credit agreement borrowings of $89 million and intercompany loans related to the commercial paper program of $305.8 million have been classified as Long-Term Debt on the consolidated balance sheet.

On May 1, 2013, PSNH redeemed at par approximately $109 million of the 2001 Series C PCRBs that were due to mature in 2021 with short-term debt.  As a result, the PCRBs were recorded as Long-Term Debt - Current Portion.

Working Capital:  NU, CL&P, NSTAR Electric, PSNH and WMECO use their available capital resources to fund their respective construction expenditures, meet debt requirements, pay costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  The current growth in NU’s transmission construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, NU’s Regulated companies operate in an environment where recovery of its electric and natural gas distribution construction expenditures takes place over an extended period of time.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity portion of the cost and related financing costs.  These factors have resulted in NU’s current liabilities exceeding current assets by approximately $1.7 billion, $231 million, $226 million, $34 million and $48 million at NU, CL&P, NSTAR Electric, PSNH and WMECO, respectively, as of March 31, 2013.

As of March 31, 2013, $947.3 million of NU's current liabilities relates to long-term debt that will be paid in the next 12 months, consisting of $550 million for NU parent, $125 million for CL&P, $109 million for PSNH, $75 million for Yankee Gas and $55 million for WMECO.  Approximately $32 million relates to the amortization of the purchase accounting fair value adjustment that will be amortized in the next twelve months.  NU, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  NU, CL&P, NSTAR Electric, PSNH and WMECO will reduce their short-term borrowings with cash received from operating cash flows or with the issuance of new long-term debt, as deemed appropriate given capital requirements and maintenance of NU's credit rating and profile.  Management expects the future operating cash flows of NU, CL&P, NSTAR Electric, PSNH and WMECO along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

7.

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

NUSCO and NSTAR Electric & Gas also sponsor postretirement benefit plans that provide retiree medical, dental and life insurance benefits to employees that meet certain age and service eligibility requirements (NUSCO PBOP Plans and NSTAR PBOP Plan, respectively).  Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits.  The benefits provided under the NUSCO and NSTAR PBOP Plans are not vested and the Company has the right to modify any benefit provision.

The funded status of each of the plans is recorded on the respective sponsor's balance sheet:  NUSCO (NUSCO Pension, NUSCO PBOP and NUSCO SERP), NSTAR Electric (NSTAR Pension) and NSTAR Electric & Gas (NSTAR SERP and NSTAR PBOP).  The NUSCO plans are accounted for under the multiple-employer approach and the NSTAR plans are accounted for under the multi-employer approach.  Accordingly, the balance sheet of NSTAR Electric reflects the full funded status of the NSTAR Pension Plan.

The components of net periodic benefit expense for the Pension Plans (including the SERP Plans) and PBOP Plans, the portion of pension amounts capitalized related to employees working on capital projects, and intercompany allocations not included in the net periodic benefit expense are as follows:

	Pension and SERP
	For the Three Months Ended
	March 31, 2013	March 31, 2012
(Millions of Dollars)	NU	NU
Service Cost	$26.6	$15.3
Interest Cost	51.4	38.1
Expected Return on Plan Assets	(70.3)	(42.5)
Actuarial Loss	52.9	30.1
Prior Service Cost	1.1	2.1
Total Net Periodic Benefit Expense	$61.7	$43.1
Capitalized Pension Expense	$16.7	$10.6

	PBOP
	For the Three Months Ended
	March 31, 2013	March 31, 2012
(Millions of Dollars)	NU	NU
Service Cost	$4.8	$2.3
Interest Cost	12.8	6.2
Expected Return on Plan Assets	(13.8)	(5.6)
Actuarial Loss	8.2	5.5
Prior Service Credit	(0.6)	(0.1)
Net Transition Obligation Cost	-	2.9
Total Net Periodic Benefit Expense	$11.4	$11.2

	Pension and SERP
	For the Three Months Ended March 31, 2013				For the Three Months Ended March 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$6.1	$9.3	$3.3	$1.2	$5.4	$7.8	$2.9	$1.1
Interest Cost	12.1	14.2	6.0	2.5	12.8	14.8	6.1	2.6
Expected Return on Plan Assets	(18.5)	(22.0)	(7.7)	(4.3)	(17.5)	(16.5)	(6.7)	(4.1)
Actuarial Loss	14.1	14.5	5.5	3.0	11.9	15.7	3.9	2.5
Prior Service Cost/(Credit)	0.5	-	0.1	0.1	0.9	(0.2)	0.4	0.2
Total Net Periodic Benefit Expense	$14.3	$16.0	$7.2	$2.5	$13.5	$21.6	$6.6	$2.3
Related Intercompany
Allocations	$10.7	$(2.0)	$2.6	$1.8	$10.6	$(3.1)	$2.5	$2.0
Capitalized Pension Expense	$7.0	$5.3	$2.2	$1.3	$6.6	$6.3	$2.0	$1.2

	PBOP
	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
(Millions of Dollars)	CL&P	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$0.9	$0.6	$0.2	$0.8	$0.5	$0.2
Interest Cost	2.0	1.0	0.4	2.4	1.2	0.5
Expected Return on Plan Assets	(2.5)	(1.3)	(0.6)	(2.3)	(1.1)	(0.5)
Actuarial Loss	1.7	0.9	0.3	2.0	1.0	0.3
Net Transition Obligation Cost	-	-	-	1.5	0.6	0.3
Total Net Periodic Benefit Expense	$2.1	$1.2	$0.3	$4.4	$2.2	$0.8
Related Intercompany
Allocations	$1.6	$0.4	$0.3	$2.1	$0.5	$0.4

(1)

NSTAR Electric amounts are not included in NU consolidated for the three months ended March 31, 2012.

For the NSTAR PBOP Plan, NSTAR allocates the net periodic postretirement expenses to its subsidiaries based on actual labor charges to each of its subsidiaries.  The net periodic postretirement expense allocated to NSTAR Electric was $4.3 million and $9 million for the three months ended March 31, 2013 and 2012, respectively.  The three months ended March 31, 2012 amount was not included in NU consolidated.

Contributions: NU’s policy is to annually fund the NUSCO and NSTAR Pension Plans in an amount at least equal to an amount that will satisfy federal requirements.  Based on the current status of the NUSCO Pension Plan, NU anticipates making a contribution of approximately $203 million in 2013, of which $107 million is required to meet minimum federal funding requirements.  NSTAR Electric anticipates making a contribution of approximately $82 million in 2013 to the NSTAR Pension Plan, of which $38 million is required to meet minimum federal funding requirements.  Contributions are being made in installments and began in January 2013.  For the three months ended March 31, 2013, NU contributed $35.1 million to the NUSCO Pension Plan, all of which was contributed by PSNH, and NSTAR Electric contributed $4.3 million to the NSTAR Pension Plan.

For the PBOP Plans, it is NU’s policy to annually fund the NUSCO PBOP Plans in an amount equal to the PBOP Plans' postretirement benefit cost, excluding curtailment and termination benefits, if applicable.  NU anticipates making $25.7 million in contributions in 2013.  NU contributes an amount that approximates annual benefit payments to the NSTAR PBOP Plan.  NU anticipates making $30 million in contributions in 2013, of which $7.5 million was contributed during the three months ended March 31, 2013.

8.

INCOME TAXES

Tax Positions: In March 2013, NU received a Final Determination from the Connecticut Department of Revenue Services (DRS) Appellate Division that concluded its audit of NU's Connecticut income tax returns for the years 2005 through 2008, bringing closure to, and effective settlement of, issues concerning the deductibility of expenses and credits through 2008.  The DRS Determination resulted in total NU and CL&P after-tax benefits of $13.6 million and $6.9 million, respectively, recorded in the first quarter of 2013 that included a reduction in NU and CL&P pre-tax interest expense of $8.7 million and $4 million, or $5.2 million and $2.4 million after-tax, respectively.  Further, the income tax expense impact resulted in a tax benefit to NU and CL&P of $8.4 million and $4.5 million after-tax, respectively.  Management estimates that resolution of this audit decreases NU's and CL&P's unrecognized tax benefits by approximately $49.8 million and $39.4 million, respectively, that was largely offset by NU's and CL&P's valuation allowance and other tax impacts of $44.9 million and $36.5 million, respectively.

NU currently has open tax years.  It is reasonably possible that at least one of these open tax years could be resolved within the next twelve months.  Management estimates that the potential resolutions could result in a $1 million to $2 million decrease, net of any related valuation allowance, in unrecognized tax benefits for NU.

9.

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of March 31, 2013		As of December 31, 2012
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
NU	72	$40.7	77	$39.4
CL&P	19	3.6	19	3.7
NSTAR Electric	14	1.5	16	1.7
PSNH	16	5.6	16	4.9
WMECO	5	0.5	6	0.6

Included in the NU number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $34.3 million and $34.5 million as of March 31, 2013 and December 31, 2012, respectively, and relates primarily to the natural gas business segment.

HWP:  HWP, a subsidiary of NU, continues to investigate the potential need for additional remediation at a river site in Massachusetts containing tar deposits associated with an MGP site that HWP sold to HG&E, a municipal utility, dating back to 1902.  HWP shares responsibility for site remediation with HG&E and has conducted substantial investigative and remediation activities.  The cumulative expense recorded to the reserve for this site since 1994 through March 31, 2013 was $19.5 million, of which $17.5 million had been spent, leaving $2 million in the reserve as of March 31, 2013.  There were no charges recorded to the reserve for the three months ended March 31, 2013 and 2012.  HWP's share of the costs related to this site is not recoverable from customers.

The $2 million reserve balance as of March 31, 2013 represents estimated costs that HWP considers probable over the remaining life of the project, including testing and related costs in the near term and field activities to be agreed upon with the MA DEP, further studies and long-term monitoring that are expected to be required by the MA DEP, and certain soft tar remediation activities.  Various factors could affect management's estimates and require an increase to the reserve, which would be reflected as a charge to Net Income.  Although a material increase to the reserve is not presently anticipated, management cannot reasonably estimate potential additional investigation or remediation costs because these costs would depend on, among other things, the nature, extent and timing of additional investigation and remediation that may be required by the MA DEP.

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

Spent Nuclear Fuel Litigation:

DOE Phase I Damages - In 1998, the Yankee Companies filed separate complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal by January 31, 1998 pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE (DOE Phase I Damages).  Following multiple appeals filed by the DOE and cross-appeals filed by the Yankee Companies, on September 5, 2012, the judgment to award CYAPC $39.7 million, YAEC $38.2 million and MYAPC $81.7 million became final and non-appealable and interest on the judgments began to accrue on or about December 5, 2012.

In January 2013, the proceeds from the DOE Phase I Damages Claim were received by CYAPC in the amount of $39.7 million, YAEC in the amount of $38.2 million, and MYAPC in the amount of $81.7 million.  The funds were transferred to each Yankee Company’s respective decommissioning trust.  As a result of NU's consolidation of CYAPC and YAEC, the consolidated financial statements reflect an increase of $77.9 million in marketable securities for CYAPC and YAEC’s Phase I damage awards that were invested in the nuclear decommissioning trusts as of March 31, 2013.

The final application of the proceeds for the benefit of customers of CL&P, NSTAR Electric, PSNH and WMECO will be determined following rate proceedings that were filed by each Yankee Company at FERC on May 1, 2013.  Final FERC determinations are expected by the end of the third quarter of 2013.

C.

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

The following table summarizes NU's guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, as of March 31, 2013:

		Maximum
		Exposure
Subsidiary	Description	(in millions)		Expiration Dates

Various	Surety Bonds	$33.1		2013 - 2015 (1)

Various	NE Hydro Companies' Long-Term Debt	$5.6		Unspecified

NUSCO and RRR	Lease Payments for Vehicles and Real Estate	$19.2		2019 and 2024

NU Enterprises	Surety Bonds, Insurance Bonds and Performance Guarantees	$67.8	(2)	(2)

(1)

Surety bond expiration dates reflect bond termination dates, the majority of which will be renewed or extended.

(2)

The maximum exposure includes $8.4 million related to performance guarantees on wholesale purchase contracts, which expire December 31, 2013.  Also included in the maximum exposure is $1 million related to insurance bonds with no expiration date that are billed annually on their anniversary date.  The remaining $58.4 million of maximum exposure relates to surety bonds covering ongoing projects, which expire upon project completion.

Many of the underlying contracts that NU parent guarantees, as well as certain surety bonds, contain credit ratings triggers that would require NU parent to post collateral in the event that the unsecured debt credit ratings of NU, or NSTAR LLC, as applicable, are downgraded.

D.

FERC Base ROE Complaint

On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by New England transmission owners, including CL&P, NSTAR Electric, PSNH and WMECO, is unjust and unreasonable.  The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate, which would be effective October 1, 2011.  In response, the New England transmission owners filed testimony and analysis based on standard FERC methodology and precedent, demonstrating that the base ROE of 11.14 percent remained just and reasonable.  The FERC set the case for trial before a FERC administrative law judge after settlement negotiations were unsuccessful in August 2012.

As part of the pre-trial process, on April 17, 2013, the complainants, the Massachusetts municipal electric utilities (late intervenors to the case), and the FERC trial staff updated their respective ROE analyses, which demonstrated a base ROE of approximately 8.9 percent.  The New England transmission owners also filed an updated analysis, including a supplement on April 26, 2013, that continues to demonstrate that the current ROE of 11.14 percent remains within an updated range of reasonableness of 7.3 percent to 13.2 percent.  Hearings on this complaint are scheduled to commence on May 6, 2013 and the trial judge’s recommended decision is due in September 2013.  A decision from FERC commissioners is expected in 2014.  Refunds to customers, if any, as a result of a reduction in the NU transmission companies’ base ROE would be for the period October 1, 2011 through December 31, 2012.

On December 27, 2012, several additional parties filed a separate complaint concerning the New England transmission owners' base ROE with the FERC.  This new complaint seeks to reduce the New England transmission owners’ base ROE effective January 1, 2013, effectively extending the refund period for an additional 15 months, and to consolidate this new complaint with the joint complaint filed on September 30, 2011.  The New England transmission owners have asked the FERC to reject this new complaint.  The FERC has not yet acted on this request.

E.

DPU Safety and Reliability Programs - CPSL (NSTAR Electric)

Since 2006, NSTAR Electric has been recovering incremental costs related to the DPU-approved Safety and Reliability Programs.  From 2006 through 2011, cumulative costs associated with the CPSL program resulted in an incremental revenue requirement to customers of approximately $83 million.  These amounts included incremental operations and maintenance costs and the related revenue requirement for specific capital investments relative to the CPSL programs.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL cost recovery filing (the May 2010 Order).  In October 2010, NSTAR Electric filed a reconciliation of the cumulative CPSL program activity for the periods 2006 through 2009 with the DPU in order to determine a proposed rate adjustment.  The DPU allowed the proposed rates to go into effect January 1, 2011, subject to final reconciliation of CPSL program costs through a future DPU proceeding.  In February 2013, NSTAR Electric updated the October 2010 filing with final activity through 2011.

NSTAR Electric cannot predict the timing of a final DPU order related to its CPSL filings for the period 2006 through 2011.  Therefore, NSTAR Electric recorded its 2006 through 2011 revenues under the CPSL programs based on the May 2010 Order.  While management does not believe that any subsequent DPU order would result in revenues that are materially different than the amounts already recognized, it is reasonably possible that an order could have a material impact on NSTAR Electric’s results of operations, financial position and cash flows.

F.

Basic Service Bad Debt Adder (NSTAR Electric)

In accordance with a generic DPU order, electric utilities in Massachusetts recover the energy-related portion of bad debt costs in their Basic Service rates.  In 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  The DPU issued an order approving the implementation of a revised Basic Service rate but instructed NSTAR Electric to reduce distribution rates by an amount equal to the increase in its Basic Service bad debt charge-offs.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

In 2010, NSTAR Electric filed an appeal of the DPU’s order with the SJC.  In 2012, the SJC vacated the DPU order and remanded the matter to the DPU for further review.

NSTAR Electric deferred approximately $34 million of costs associated with energy-related bad debt as a regulatory asset through 2011 as NSTAR Electric had concluded that it was probable that these costs would ultimately be recovered from customers.  Due to the delays and duration of the proceedings, NSTAR Electric concluded that while an ultimate outcome on the matter in its favor remained "more likely than not," it could no longer be deemed "probable."  As a result, NSTAR Electric recognized a reserve related to the regulatory asset in the first quarter of 2011.  NSTAR Electric will continue to maintain the reserve until the ultimate outcome is determined by the DPU.

10.

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

	As of March 31, 2013		As of December 31, 2012
	NU		NU
	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$155.6	$154.2	$155.6	$152.2
Long-Term Debt	7,958.9	8,634.1	7,963.5	8,640.7
Rate Reduction Bonds	19.6	19.7	82.1	83.0

	As of March 31, 2013
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$116.2	$111.6	$43.0	$42.6	$-	$-	$-	$-
Long-Term Debt	2,865.6	3,295.9	1,602.6	1,809.0	998.0	1,091.6	605.1	665.0
Rate Reduction Bonds	-	-	-	-	15.0	15.0	4.6	4.7

	As of December 31, 2012
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$116.2	$110.0	$43.0	$42.2	$-	$-	$-	$-
Long-Term Debt	2,862.8	3,295.4	1,602.6	1,818.8	997.9	1,088.0	605.3	660.4
Rate Reduction Bonds	-	-	43.5	43.9	29.3	29.6	9.4	9.5

Derivative Instruments:  NU, including CL&P, NSTAR Electric and WMECO, holds various derivative instruments that are carried at fair value.  For further information, see Note 4, "Derivative Instruments," to the consolidated financial statements.

Other Financial Instruments:  Investments in marketable securities are carried at fair value on the accompanying consolidated balance sheets.  For further information, see Note 1E, "Summary of Significant Accounting Policies - Fair Value Measurements," and Note 5, "Marketable Securities," to the consolidated financial statements.

The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents and special deposits, approximates their fair value due to the short-term nature of these instruments.

11.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Three Months Ended March 31, 2013
(Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Available-for-Sale Securities	Pension, SERP and PBOP Benefit Plans	Total
AOCI as of January 1, 2013	$(16.4)	$1.3	$(57.8)	$(72.9)

Other Comprehensive Income Before Reclassifications	-	(0.1)	-	(0.1)
Amounts Reclassified from AOCI	0.5	-	1.6	2.1
Net Other Comprehensive Income	0.5	(0.1)	1.6	2.0
AOCI as of March 31, 2013	$(15.9)	$1.2	$(56.2)	$(70.9)

NU's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years.  The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt, which are not material to their respective consolidated financial statements.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the statement of income:

	For the Three Months Ended March 31, 2013
	Amount
	Reclassified	Statement of Income
(Millions of Dollars)	from AOCI	Line Item Impacted
Qualified Cash Flow Hedging Instruments	$(0.8)	Interest Expense
Tax Benefit	0.3	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(0.5)

Pension, SERP and PBOP Benefit Plan Costs:
Amortization of Actuarial Losses	$(2.6)	(1)
Amortization of Prior Service Cost	-	(1)
Total Pension, SERP and PBOP Benefit Plan Costs	(2.6)	(1)
Tax Benefit	1.0	Income Tax Expense
Pension, SERP and PBOP Benefit Plan Costs, Net of Tax	$(1.6)

Total Amount Reclassified from AOCI, Net of Tax	$(2.1)

(1)

These AOCI amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 7, “Pension Benefits and Postretirement Benefits Other Than Pensions,” for further information.

12.

COMMON SHARES

The following table sets forth the NU common shares and the shares of CL&P, NSTAR Electric, PSNH and WMECO common stock authorized and issued as of March 31, 2013 and December 31, 2012 and the respective par values:

	Shares
	Authorized			Issued
	Per Share	As of		As of
	Par Value	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
NU	$5	380,000,000	380,000,000	332,951,956	332,509,383
CL&P	$10	24,500,000	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100,000,000	100	100
PSNH	$1	100,000,000	100,000,000	301	301
WMECO	$25	1,072,471	1,072,471	434,653	434,653

As of March 31, 2013 and December 31, 2012, 18,356,487 and 18,455,749 NU common shares were held as treasury shares, respectively.

13.	COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (NU)

A summary of the changes in Common Shareholders' Equity and Noncontrolling Interests of NU is as follows:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
		Noncontrolling				Noncontrolling
		Interest -				Interest -
	Common	Preferred	Common	Non-		Preferred
	Shareholders'	Stock of	Shareholders'	Controlling	Total	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Interest	Equity	Subsidiaries
Balance - Beginning of Period	$9,237.1	$155.6	$4,012.7	$3.0	$4,015.7	$116.2
Net Income	230.0	-	100.8	-	100.8	-
Dividends on Common Shares	(116.4)	-	(52.6)	-	(52.6)	-
Dividends on Preferred Stock	(1.9)	(1.9)	(1.4)	-	(1.4)	(1.4)
Issuance of Common Shares	8.4	-	6.2	-	6.2	-
Contributions to NPT	-	-	-	0.3	0.3	-
Other Transactions, Net	(14.0)	-	0.8	-	0.8	-
Net Income Attributable to
Noncontrolling Interests	-	1.9	(0.1)	0.1	-	1.4
Other Comprehensive Income	2.0	-	1.9	-	1.9	-
Balance - End of Period	$9,345.2	$155.6	$4,068.3	$3.4	$4,071.7	$116.2

14.

EARNINGS PER SHARE (NU)

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain share-based compensation awards are converted into common shares.  For the three months ended March 31, 2013, there were 6,299 share awards excluded from the computation as these awards were antidilutive.  There were no antidilutive share awards for the three months ended March 31, 2012.

The following table sets forth the components of basic and diluted EPS:

	For the Three Months Ended March 31,
(Millions of Dollars, except share information)	2013	2012
Net Income Attributable to Controlling Interest	$228.1	$99.3

Weighted Average Common Shares Outstanding:
Basic	315,129,782	178,055,716
Dilutive Effect	872,756	381,737
Diluted	316,002,538	178,437,453
Basic and Diluted EPS	$0.72	$0.56

On April 10, 2012, NU issued approximately 136 million common shares as a result of the merger with NSTAR, which are reflected in weighted average common shares outstanding as of March 31, 2013.

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

15.

SEGMENT INFORMATION (NU)

Presentation:  NU is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These segments represented substantially all of NU's total consolidated revenues for the three month periods ended March 31, 2013 and 2012.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution segment includes the generation activities of PSNH and WMECO.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

As discussed in Note 1A, “Summary of Significant Accounting Policies – Basis of Presentation,” certain reclassifications of prior period data were made in the consolidated statements of income for NU.  Accordingly, the corresponding items of segment information have been recast for prior periods for comparative purposes.

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

NSTAR amounts are not included in NU consolidated as of March 31, 2012, but are included as of March 31, 2013.

NU's segment information for the three month periods ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,374.2	$361.8	$239.5	$217.2	$(197.7)	$1,995.0
Depreciation and Amortization	(177.0)	(17.4)	(31.8)	(19.0)	1.7	(243.5)
Other Operating Expenses	(1,004.9)	(267.2)	(62.2)	(197.4)	199.2	(1,332.5)
Operating Income	192.3	77.2	145.5	0.8	3.2	419.0
Interest Expense	(42.1)	(7.4)	(21.9)	(6.4)	1.5	(76.3)
Interest Income	1.0	-	0.1	1.6	(1.6)	1.1
Other Income, Net	3.8	0.2	2.7	320.3	(320.3)	6.7
Income Tax (Expense)/Benefit	(54.3)	(26.7)	(45.8)	6.5	(0.2)	(120.5)
Net Income	100.7	43.3	80.6	322.8	(317.4)	230.0
Net Income Attributable
to Noncontrolling Interests	(1.2)	-	(0.7)	-	-	(1.9)
Net Income Attributable
to Controlling Interest	$99.5	$43.3	$79.9	$322.8	$(317.4)	$228.1
Total Assets (as of)	$18,208.2	$2,735.4	$6,269.1	$18,749.8	$(17,633.8)	$28,328.7
Cash Flows Used for
Investments in Plant	$157.8	$31.2	$185.4	$14.6	$-	$389.0

	For the Three Months Ended March 31, 2012
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$786.0	$139.0	$162.8	$133.3	$(121.5)	$1,099.6
Depreciation and Amortization	(72.2)	(7.7)	(21.1)	(3.9)	0.3	(104.6)
Other Operating Expenses	(622.1)	(102.2)	(47.6)	(134.9)	126.2	(780.6)
Operating Income/(Loss)	91.7	29.1	94.1	(5.5)	5.0	214.4
Interest Expense	(33.0)	(5.4)	(19.7)	(9.4)	1.1	(66.4)
Interest Income	1.1	-	0.1	1.3	(1.3)	1.2
Other Income, Net	4.4	-	3.3	122.6	(122.7)	7.6
Income Tax (Expense)/Benefit	(21.4)	(9.0)	(30.8)	6.0	(0.8)	(56.0)
Net Income	42.8	14.7	47.0	115.0	(118.7)	100.8
Net Income Attributable
to Noncontrolling Interests	(0.8)	-	(0.7)	-	-	(1.5)
Net Income Attributable
to Controlling Interest	$42.0	$14.7	$46.3	$115.0	$(118.7)	$99.3
Total Assets (as of)	$9,553.3	$1,498.2	$3,900.7	$7,261.7	$(6,235.5)	$15,978.4
Cash Flows Used for
Investments in Plant	$130.7	$20.5	$135.9	$17.2	$-	$304.3

NORTHEAST UTILITIES AND SUBSIDIAIRIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q and the 2012 Form 10-K.  References in this Form 10-Q to "NU," the "Company," "we," "us" and "our" refer to Northeast Utilities and its consolidated subsidiaries, including NSTAR LLC and its subsidiaries for the periods after April 10, 2012.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of NU, CL&P, NSTAR Electric, PSNH and WMECO are herein referred to as “consolidated financial statements”.

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of NU.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities allocated to such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted NU common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our first quarter 2013 and 2012 earnings and EPS excluding certain impacts related to NU's merger with NSTAR.  We use these non-GAAP financial measures to evaluate and to provide details of earnings results by business and to more fully compare and explain our first quarter 2013 and 2012 results without including the impact of these non-recurring items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

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

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q, and in NU’s 2012 Form 10-K.  This Quarterly Report on Form 10-Q and NU’s 2012 Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management’s Discussion and Analysis and Combined Notes to Condensed Consolidated Financial Statements (Unaudited).  We encourage you to review these items.

Financial Condition and Business Analysis

Merger with NSTAR:

On April 10, 2012, NU and NSTAR completed our merger.  Unless otherwise noted, the results of NSTAR LLC and its subsidiaries, hereinafter referred to as "NSTAR," are included in NU’s financial position, results of operations and cash flows as of and for the three months ended March 31, 2013 throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

The earnings discussion below is for the three months ended March 31, 2013, compared with the same period in 2012:

•

We earned $228.1 million, or $0.72 per share, compared with $99.3 million, or $0.56 per share.  Excluding merger related costs, we earned $229.9 million, or $0.73 per share, compared with $100.4 million, or $0.56 per share.  Improved earnings results in 2013 were due primarily to the inclusion of NSTAR, higher retail electric and firm natural gas sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012, higher transmission segment earnings as a result of increased investments in the transmission infrastructure, lower overall operations and maintenance costs and a favorable impact of $13.6 million, or $0.04 per share, from the resolution of a state income tax audit.

•

The addition of NSTAR provided an earnings contribution of $67.5 million for the first quarter of 2013.  Due to the timing of the merger closing, April 10, 2012, NSTAR’s first quarter 2012 results are not reflected in NU’s first quarter 2012 results.

•

Our electric distribution segment, which includes generation, earned $99.5 million, or $0.32 per share, compared with $42 million, or $0.24 per share.

•

Our transmission segment earned $79.9 million, or $0.25 per share, compared with $46.3 million, or $0.26 per share.

•

Our natural gas distribution segment earned $43.3 million, or $0.14 per share, compared with $14.7 million, or $0.08 per share.

•

NU parent and other companies earned $5.4 million, or $0.02 per share, compared with net losses of $3.7 million, or $0.02 per share.  Excluding merger related costs, NU parent and other companies earned $7.2 million, or $0.02 per share, compared with net losses of $2.6 million, or $0.02 per share.

Legislative, Regulatory, Policy and Other Items:

•

On February 8, 2013, a blizzard caused damage to the electric delivery systems of CL&P and NSTAR Electric.  Approximately 71,000 and 320,000 of CL&P’s and NSTAR Electric's distribution customers, respectively, were without power during or following the blizzard.  The blizzard resulted in estimated deferred storm restoration costs of approximately $93 million.  We believe the storm restoration costs meet the criteria for specific cost recovery in each respective state and, as a result, we do not expect the blizzard to have a material impact on our results of operations.

•

In March 2013, CL&P and NSTAR Electric filed a request with the PURA and DPU, respectively, seeking approval to recover storm restoration costs.  CL&P requested approval to recover approximately $414 million of prudently incurred storm restoration costs, plus carrying costs, related to five major storms, all of which occurred in 2012 and 2011, in distribution rates over a six-year period beginning on December 1, 2014.  NSTAR Electric requested approval to recover approximately $35 million in prudently incurred storm restoration costs, plus carrying costs, related to Tropical Storm Irene and the October snowstorm in distribution rates over a five-year period beginning on January 1, 2014.

Liquidity:

•

Cash and cash equivalents totaled $60.8 million as of March 31, 2013, compared with $45.7 million as of December 31, 2012, while cash capital expenditures totaled $389 million for the first quarter of 2013, compared with $304.3 million for the first quarter of 2012.

•

Cash flows provided by operating activities totaled $410.6 million in the first quarter of 2013, compared with cash flows used in operating activities of $9.1 million in the first quarter of 2012 (amounts are net of RRB payments).  The improved operating cash flows were due primarily to a decrease in storm restoration costs, the addition of NSTAR, the proceeds CYAPC and YAEC received from the DOE in the first quarter of 2013, a decrease in NUSCO Pension Plan cash contributions, and the absence of the February 2012 CL&P customer bill credits.

•

On January 15, 2013, CL&P issued $400 million of 2.5 percent first mortgage bonds that will mature on January 15, 2023.  The proceeds, net of issuance costs, were used to repay CL&P’s revolving credit facility borrowings of $89 million and intercompany loans related to our commercial paper program borrowings of $305.8 million.

•

On May 1, 2013, PSNH redeemed at par approximately $109 million of PCRBs, due to mature in 2021, with short-term debt.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the first quarters of 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
	2013 (1)		2012
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$228.1	$0.72	$99.3	$0.56
Regulated Companies	$222.7	$0.71	$103.0	$0.58
NU Parent and Other Companies	7.2	0.02	(2.6)	(0.02)
Non-GAAP Earnings	229.9	0.73	100.4	0.56
Merger Related Costs (after-tax)	(1.8)	(0.01)	(1.1)	-
Net Income Attributable to Controlling Interest (GAAP)	$228.1	$0.72	$99.3	$0.56

(1)  Results include the operations of NSTAR.

Excluding the impacts of the merger related costs, our first quarter 2013 earnings increased by $129.5 million, as compared to first quarter 2012, due primarily to the inclusion of NSTAR, higher retail electric and firm natural gas sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012, higher transmission segment earnings as a result of increased investments in the transmission infrastructure, lower overall operations and maintenance costs, and a favorable impact of $13.6 million, or $0.04 per share, from the resolution of a state income tax audit.  On an earnings per share basis, the first quarter 2013 NSTAR earnings contribution of $67.5 million ($67.8 million in non-GAAP earnings) was partially offset by the issuance of approximately 136 million common shares to close the merger.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense.

Regulated Companies:  Our Regulated companies consist of the electric distribution, natural gas distribution, and transmission segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings for the first quarters of 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2013 (1)	2012
Electric Distribution	$99.5	$42.0
Transmission	79.9	46.3
Natural Gas Distribution	43.3	14.7
Net Income - Regulated Companies	$222.7	$103.0

(1)  Results include the operations of NSTAR.

The higher first quarter 2013 transmission segment earnings, as compared to the first quarter of 2012, were due primarily to the inclusion of the $17.8 million NSTAR Electric transmission business’ earnings, increased investments in the transmission infrastructure, including GSRP, which is under construction in western Massachusetts and northern Connecticut, and the favorable impact from the resolution of a state income tax audit.

The higher first quarter 2013 electric distribution segment earnings, as compared to the first quarter of 2012, were due primarily to the inclusion of the $29.9 million NSTAR Electric distribution business’ earnings, higher retail electric sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012, and lower overall operations and maintenance costs.  In addition, we had a favorable impact resulting from the PSNH 2010 distribution rate case decision.  As a result of the decision, the PSNH rates increased effective July 1, 2012.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense.  For further information regarding NSTAR Electric’s earnings, see "Results of Operations – NSTAR Electric Company and Subsidiaries – Earnings Summary" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The higher first quarter 2013 natural gas distribution segment earnings, as compared to the first quarter of 2012, were due primarily to the inclusion of the $19.3 million NSTAR Gas business’ earnings, higher firm natural gas sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012, the favorable impact of the Yankee Gas 2011 rate case decision resulting in the additional increase to annualized rates effective July 1, 2012, and lower interest expense, partially offset by higher depreciation expense and property tax expense.

A summary of our retail electric GWh sales and percentage changes, as well as changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales, and our firm natural gas sales in million cubic feet, as well as percentage changes in Yankee Gas and NSTAR Gas’ sales in million cubic feet, for the first quarter of 2013, as compared to the first quarter 2012, is as follows:

	For the Three Months Ended March 31, 2013 Compared to 2012
	Sales (GWh)		Percentage
NU – Electric	2013 (1)	2012	Increase
Residential	5,803	3,787	53.2%
Commercial	6,570	3,381	94.3%
Industrial	1,298	1,015	28.0%
Other	125	88	42.5%
Total	13,796	8,271	66.8%

	For the Three Months Ended March 31, 2013 Compared to 2012
	CL&P	NSTAR Electric (2)	PSNH	WMECO
Electric	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
Residential	9.2%	4.1%	4.3%	5.6%
Commercial	2.0%	1.9%	2.2%	(1.0)%
Industrial	(4.6)%	(5.2)%	0.6%	(0.8)%
Other	0.6%	(10.1)%	(2.7)%	22.6%
Total	4.7%	2.0%	2.8%	2.1%

(1)

Results include retail electric sales of NSTAR Electric.

(2)

Results for NSTAR Electric include its standalone first quarter March 31, 2013 retail electric sales, as compared to 2012.

	For the Three Months Ended March 31, 2013 Compared to 2012
	Sales (million cubic feet)
NU – Firm Natural Gas	2013 (1)	2012
Residential	17,015	5,375
Commercial	16,771	6,382
Industrial	6,829	5,062
Total	40,615	16,819
Total, Net of Special Contracts (2)	39,422	14,744

	For the Three Months Ended March 31, 2013 Compared to 2012
	Yankee Gas	NSTAR Gas (3)
Firm Natural Gas	Percentage Increase/(Decrease)	Percentage Increase
Residential	25.9%	22.9%
Commercial	21.4%	16.3%
Industrial	(4.4)%	29.3%
Total	15.1%	20.6%
Total, Net of Special Contracts (2)	23.2%

(1)

Results include firm natural gas sales of NSTAR Gas.

(2)

Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers’ usage.

(3)

NSTAR Gas’ sales data for the three months ended March 31, 2013 compared to 2012 has been provided for comparative purposes only.

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

Our consolidated retail electric and firm natural gas sales were higher in the first quarter of 2013, as compared to the first quarter of 2012, due to the inclusion of NSTAR Electric and NSTAR Gas sales.

Actual retail electric sales for CL&P, NSTAR Electric, PSNH, and WMECO increased in the first quarter of 2013, as compared to 2012, due primarily to the colder weather in the first quarter of 2013, as compared to the first quarter of 2012.  In the first quarter of 2013, heating degree days were 21 percent higher in Connecticut and western Massachusetts, 22 percent higher in the Boston metropolitan area, and 15 percent higher in New Hampshire, as compared to 2012.  On a weather-normalized basis (based on 30-year average temperatures), the average NU combined consolidated total retail electric sales was relatively unchanged in the first quarter of 2013, as compared to 2012, assuming NSTAR Electric had been part of the NU combined electric distribution system for all periods under consideration.  For WMECO, the fluctuations in retail electric sales do not impact earnings as the DPU approved a revenue decoupling mechanism.  Under this decoupling mechanism, WMECO has an overall fixed annual level of distribution delivery service revenues of $132.4 million comprised of customer base rate revenues of $125.4 million and a baseline low income discount recovery of $7 million.  These two mechanisms effectively break the relationship between sales volume and revenues recognized.

Our firm natural gas sales are subject to many of the same influences as our retail electric sales, but have benefitted from lower natural gas prices and customer growth across all three customer classes.  In the first quarter of 2013, excluding the impact of NSTAR Gas sales, actual sales increased, as compared to the first quarter of 2012, due primarily to the colder weather in the first quarter of 2013, as compared to the first quarter of 2012.  On a weather-normalized basis, Yankee Gas’ first quarter 2013 sales also increased due primarily to customer growth, lower cost of natural gas when compared to the cost of other energy sources, the migration of interruptible customers switching to firm service rates, and the addition of gas-fired distributed generation in Yankee Gas’ service territory.

On a weather-normalized basis, the average NU combined consolidated total firm natural gas sales increased 2.6 percent in the first quarter of 2013, as compared to the first quarter of 2012, assuming NSTAR Gas had been part of the NU combined natural gas distribution system for all periods under consideration.

NU Parent and Other Companies:  NU parent and other companies (which includes our competitive businesses held by NU Enterprises and, for the first quarter of 2013, NSTAR LLC) earned $5.4 million in the first quarter of 2013, compared with net losses of $3.7 million in the first quarter of 2012.  Excluding the impact of the merger related costs, NU parent and other companies earned $7.2 million in the first quarter of 2013, compared with net losses of $2.6 million.  Improved results were due primarily to lower interest expense, a lower effective tax rate and the inclusion of NSTAR Communications.

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

On February 8, 2013, a blizzard caused damage to the electric delivery systems of CL&P and NSTAR Electric.  Approximately 71,000 and 320,000 of CL&P’s and NSTAR Electric's distribution customers, respectively, were without power during or following the blizzard.  The blizzard resulted in estimated deferred storm restoration costs of approximately $13 million at CL&P and approximately $80 million at NSTAR Electric.  We believe the storm restoration costs meet the criteria for specific cost recovery in Connecticut and Massachusetts and, as a result, we do not expect the blizzard to have a material impact on CL&P’s or NSTAR Electric’s results of operations.  CL&P and NSTAR Electric will seek recovery of these deferred storm restoration costs through their applicable regulatory recovery process.

Liquidity

Consolidated:  Cash and cash equivalents totaled $60.8 million as of March 31, 2013, compared with $45.7 million as of December 31, 2012.

On January 15, 2013, CL&P issued $400 million of 2.5 percent first mortgage bonds that will mature on January 15, 2023.  The proceeds, net of issuance costs, were used to repay CL&P’s revolving credit facility borrowings of $89 million and intercompany loans related to our commercial paper program borrowings of $305.8 million.

On May 1, 2013, PSNH redeemed at par approximately $109 million of the 2001 Series C PCRBs that were due to mature in 2021 with short-term debt.  As a result, the PCRBs were recorded as Long-Term Debt - Current Portion.

NU, CL&P, NSTAR Electric, PSNH and WMECO use their available capital resources to fund their respective construction expenditures, meet debt requirements, pay costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  The current growth in NU’s transmission construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, NU’s Regulated companies operate in an environment where recovery of its electric and natural gas distribution construction expenditures takes place over an extended period of time.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity portion of the cost and related financing costs.  These factors have resulted in NU’s current liabilities exceeding current assets by approximately

$1.7 billion, $231 million, $226 million, $34 million and $48 million at NU, CL&P, NSTAR Electric, PSNH, and WMECO, respectively, as of March 31, 2013.

As of March 31, 2013, approximately $914 million of NU's current liabilities relates to long-term debt that will be paid in the next 12 months, consisting of $550 million for NU parent, $125 million for CL&P, $109 million for PSNH, $75 million for Yankee Gas, and $55 million for WMECO.  NU, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  NU, CL&P, NSTAR Electric, PSNH, and WMECO will reduce their short-term borrowings with cash received from operating cash flows or with the issuance of new long-term debt, as deemed appropriate given our capital requirements and maintenance of our credit rating and profile.  Management expects the future operating cash flows of NU and its subsidiaries, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

Cash flows provided by operating activities in the first quarter of 2013 totaled $410.6 million, compared with cash flows used in operating activities of $9.1 million in the first quarter of 2012 (all amounts are net of RRB payments, which are included in financing activities on the accompanying consolidated statements of cash flows).  The improved cash flows were due primarily to the absence in the first quarter of 2013 of approximately $153 million in cash disbursements associated with Tropical Storm Irene and the October snowstorm, the addition of NSTAR, which contributed $138.1 million of operating cash flows (net of RRB payments) in the first quarter of 2013, as well as the $77.9 million in proceeds CYAPC and YAEC received from the DOE in the first quarter of 2013 that were subsequently invested in marketable securities and are expected to benefit CL&P, NSTAR Electric, PSNH and WMECO customers.  Also contributing to the improved operating cash flows was a reduction of NUSCO Pension Plan contributions of $56.9 million in the first quarter of 2013, as compared to the first quarter of 2012, the absence in the first quarter of 2013 of approximately $27 million in 2012 CL&P customer bill credits and the favorable cash flow impacts associated with transmission regulatory tracking mechanisms of $16.1 million. Partially offsetting these favorable impacts was a $19.6 million increase in income taxes paid in the first quarter of 2013, as compared to the first quarter of 2012.

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

On February 5, 2013, our Board of Trustees approved a common dividend payment of $0.3675 per share, payable March 28, 2013 to shareholders of record as of March 1, 2013.  On April 2, 2013, our Board of Trustees approved a common dividend payment of $0.3675 per share, payable June 28, 2013 to shareholders of record as of May 31, 2013.

In the first quarter of 2013, CL&P, NSTAR LLC, PSNH, and WMECO paid $38 million, $8 million, $17 million, and $10 million, respectively, in common dividends to NU parent.

The NSTAR Electric RRBs were fully amortized in the first quarter of 2013.  The PSNH and WMECO RRBs are scheduled to fully amortize in the second quarter of 2013.

Cash capital expenditures included on the accompanying consolidated statements of cash flows and described in this "Liquidity" section do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  A summary of our cash capital expenditures by company for the first quarters of 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2013 (1)	2012
CL&P	$89.4	$108.8
NSTAR Electric	107.6	N/A
PSNH	65.0	67.1
WMECO	66.3	85.0
Natural Gas	31.2	20.4
NPT	14.9	5.7
Other	14.6	17.3
Total	$389.0	$304.3

(1)

Results include cash capital expenditures of NSTAR.

The increase in our cash capital expenditures was the result of the addition of NSTAR’s capital expenditures for the first quarter of 2013, as compared to the first quarter of 2012.

Business Development and Capital Expenditures

Consolidated:  Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $299.8 million in the first quarter of 2013, compared with $306.5 million in the first quarter of 2012.  These amounts included $5.4 million and $11.6 million in the first quarters of 2013 and 2012, respectively, related to our corporate service companies, NUSCO and RRR.

Transmission Business:  Overall, transmission business capital expenditures increased by $4.8 million in the first quarter of 2013, as compared to the first quarter of 2012.  The first quarter 2013 results reflect the addition of NSTAR Electric's capital expenditures and an increase at NPT, offset by a decrease at WMECO related to the construction of GSRP nearing completion.  A summary of transmission capital expenditures by company for the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2013 (1)	2012
CL&P	$44.0	$40.2
NSTAR Electric	49.3	N/A
PSNH	14.6	15.1
WMECO	17.2	74.6
NPT	16.5	6.9
Total Transmission Segment	$141.6	$136.8

(1)

Results include transmission capital expenditures of NSTAR Electric.

NEEWS:  GSRP, a project that involves the construction of 115 kV and 345 kV overhead lines by CL&P and WMECO from Ludlow, Massachusetts to Bloomfield, Connecticut, is the first, largest and most complicated project within the NEEWS family of projects.  The $718 million project is expected to be fully placed in service in late 2013.  If all events surrounding completion of the project continue at their current state, the total cost could be approximately five percent lower.  As of March 31, 2013, the project was approximately 95 percent complete and we had placed $440 million in service.

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

Included as part of NEEWS are associated reliability related projects, approximately $72 million of which have been placed in service and approximately $24 million of which are in various phases of construction and will continue to go into service through 2013.

Through March 31, 2013, CL&P and WMECO had capitalized $225 million and $531 million, respectively, in costs associated with NEEWS, of which $13 million and $12.9 million, respectively, were capitalized in the first quarter of 2013.

Greater Hartford Central Connecticut Project (GHCC):  In August 2012, ISO-NE presented its preliminary needs analysis for the GHCC to the ISO-NE Planning Advisory Committee.  The results showed severe thermal overloads and voltage violations in each of the four study areas now and in the near future.  A combination of 345 kV and 115 kV transmission solutions are being considered to address these reliability concerns and a set of preferred solutions are expected to be identified by ISO-NE in late 2013 or early 2014.  We included approximately $300 million in our five-year capital program for future projects being identified to address these reliability concerns, which have recently been confirmed by ISO-NE.

Cape Cod Reliability Projects:  Transmission projects serving Cape Cod in the Southeastern Massachusetts (SEMA) reliability region consist of an expansion and upgrade of NSTAR Electric's existing transmission infrastructure including construction of a new 345 kV transmission line that will cross the Cape Cod Canal and associated 115 kV upgrades in the center of Cape Cod (Lower SEMA Transmission Project) and related 115 kV projects (Mid-Cape Project).  All regulatory licensing and permitting is complete for the Lower SEMA Transmission Project and construction commenced in September 2012.  The 345 kV line is expected to be energized by mid-2013 and the 115 kV line upgrades are expected to be completed in late 2013.  The Mid-Cape Project is scheduled to be completed in 2017.  The total estimated construction cost for the Cape Cod projects is approximately $150 million.

Northern Pass:  Northern Pass is NPT's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  We estimate the costs of the Northern Pass transmission project will be approximately $1.2 billion (including capitalized AFUDC) and we believe the project will be completed in mid-2017.

Distribution Business:  A summary of distribution capital expenditures by company for the first quarters of 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2013 (1)	2012 (2)
CL&P:
Basic Business	$13.2	$23.3
Aging Infrastructure	29.0	49.0
Load Growth	17.0	24.8
Total CL&P	59.2	97.1
NSTAR Electric:
Basic Business	15.6	N/A
Aging Infrastructure	27.3	N/A
Load Growth	1.9	N/A
Total NSTAR Electric	44.8	N/A
PSNH:
Basic Business	3.8	5.3
Aging Infrastructure	7.8	9.1
Load Growth	4.6	4.2
Total PSNH	16.2	18.6
WMECO:
Basic Business	0.5	3.9
Aging Infrastructure	4.3	3.4
Load Growth	1.5	2.2
Total WMECO	6.3	9.5
Total - Electric Distribution (excluding Generation)	126.5	125.2
Total - Natural Gas	25.5	16.3
Other Distribution	-	0.3
Total Electric and Natural Gas	152.0	141.8
PSNH Generation:
Clean Air Project	0.2	13.4
Other	0.5	2.8
Total PSNH Generation	0.7	16.2
WMECO Generation	0.1	0.1
Total Distribution Segment	$152.8	$158.1

(1)

Includes the electric and natural gas distribution capital expenditures of NSTAR.

(2)

The prior period amounts have been reclassified to conform to current period presentation.

For the electric distribution business, basic business includes the purchase of meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant.  Aging infrastructure relates to reliability and the replacement of overhead lines, plant substations, underground cable replacement, and equipment failures.  Load growth includes requests for new business and capacity additions on distribution lines and substation additions and expansions.

CL&P System Resiliency Plan:  On January 16, 2013, PURA approved the $300 million plan CL&P filed to improve the resiliency of its electric distribution system.  The plan includes vegetation management (both enhanced tree trimming and trimming on a shorter cycle), structural hardening (strengthening field structures through upgrades to the current structure design and material standards as well as upgrades to the poles and conductors), and electrical hardening (upgrading electrical distribution conductors and protective devices on overhead circuits).  CL&P expects to complete the plan in five years in two separate phases.  The estimated cost of Phase 1 of the plan, which will be primarily focused on vegetation management, is $32 million in 2013 and $53 million in 2014.  The estimated cost of Phase 2 of the plan is the remaining $215 million over the period from 2015 through 2017.

FERC Regulatory Issues

FERC Base ROE Complaint:  On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by New England transmission owners, including CL&P, NSTAR Electric, PSNH and WMECO, is unjust and unreasonable.  The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate, which would be effective October 1, 2011.  In response, the New England transmission owners filed testimony and analysis based on standard FERC methodology and precedent, demonstrating that the base ROE of 11.14 percent remained just and reasonable.  The FERC set the case for trial before a FERC administrative law judge after settlement negotiations were unsuccessful in August 2012.

As part of the pre-trial process, on April 17, 2013, the complainants, the Massachusetts municipal electric utilities (late intervenors to the case), and the FERC trial staff updated their respective ROE analyses, which demonstrated a base ROE of approximately 8.9 percent.  The New England transmission owners also filed an updated analysis, including a supplement on April 26, 2013, that continues to demonstrate that the current ROE of 11.14 percent remains within an updated range of reasonableness of 7.3 percent to 13.2 percent.  Hearings on this complaint are scheduled to commence on May 6, 2013 and the trial judge’s recommended decision is due in September 2013.  A decision from FERC commissioners is expected in 2014.  Refunds to customers, if any, as a result of a reduction in the NU transmission companies’ base ROE would be for the period October 1, 2011 through December 31, 2012.

On December 27, 2012, several additional parties filed a separate complaint concerning the New England transmission owners' base ROE with the FERC.  This new complaint seeks to reduce the New England transmission owners’ base ROE effective January 1, 2013, effectively extending the refund period for an additional 15 months, and to consolidate this new complaint with the joint complaint filed on September 30, 2011.  The New England transmission owners have asked the FERC to reject this new complaint.  The FERC has not yet acted on this request.

As of March 31, 2013, CL&P, NSTAR Electric, PSNH, and WMECO had approximately $2.1 billion of aggregate shareholder equity invested in their transmission facilities.  As a result, each 10 basis point change in the authorized base ROE would change annual consolidated earnings by an approximate $2.1 million.  We cannot at this time predict the ultimate outcome of this proceeding or the estimated impact on CL&P’s, NSTAR Electric’s, PSNH’s, or WMECO’s respective financial position, results of operations or cash flows.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates.  Other than as described below, for the first quarter of 2013, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the NU 2012 Form 10-K.

Major Storms:

2013, 2012 and 2011 Major Storms:  In 2012 and 2011, CL&P, NSTAR Electric, PSNH and WMECO each experienced significant storms that impacted their service territories, including Tropical Storm Irene, the October snowstorm, and Storm Sandy.

On February 8, 2013, a blizzard caused damage to CL&P’s and NSTAR Electric’s electric delivery systems.  Approximately 71,000 and 320,000 of CL&P’s and NSTAR Electric's distribution customers, respectively, were without power as a result of damages caused by this blizzard.  In addition to the blizzard, a major storm impacted CL&P’s service territory in the first quarter of 2013.

As of March 31, 2013, the estimated storm restoration costs deferred for future recovery at CL&P, NSTAR Electric, PSNH, and WMECO were as follows:

(Millions of Dollars)	2012 and 2011	2013	Total
CL&P	$ 465.3	$ 32.4	$ 497.7
NSTAR Electric	65.4	80.4	145.8
PSNH	33.3	2.6	35.9
WMECO	35.9	-	35.9
Total	$ 599.9	$ 115.4	$ 715.3

The magnitude of these storm restoration costs met the criteria for cost deferral in Connecticut, New Hampshire, and Massachusetts and as a result, the storms had no material impact on the results of operations of CL&P, NSTAR Electric, PSNH and WMECO.  We believe our response to all of these storms was prudent and therefore we believe it is probable that CL&P, NSTAR Electric, PSNH and WMECO will be allowed to recover the deferred storm restoration costs.  Each operating company will seek recovery of its estimated deferred storm restoration costs through its applicable regulatory recovery process.

Connecticut March 2013 Storm Filing:  On March 28, 2013, CL&P filed a request with PURA for approval to recover the restoration costs of five major storms, all of which occurred in 2012 and 2011.  CL&P requested approval of approximately $462 million in prudently incurred storm restoration costs.  Of that amount, approximately $414 million is subject to recovery in rates after giving effect to CL&P’s agreement to forego the recovery of $40 million of deferred storm restoration costs associated with Tropical Storm Irene and the October snowstorm under the merger-related PURA-approved Connecticut comprehensive settlement agreement (Connecticut settlement agreement), as well as an existing storm reserve fund balance of approximately $8 million.  The storm reserve fund balance is an accumulation of amounts previously collected from customers through CL&P’s existing distribution rate structure.  CL&P is seeking to recover the $414 million, plus carrying costs, in its distribution rates over a six-year period beginning on December 1, 2014, in accordance with the Connecticut settlement agreement.

Massachusetts March 2013 Storm Filing:  On March 1, 2013, NSTAR Electric filed a request with the DPU for approval to recover approximately $35 million of prudently incurred storm restoration costs, plus carrying costs, related to Tropical Storm Irene and the October snowstorm.  NSTAR Electric is seeking to recover these costs in its distribution rates over a five-year period beginning on January 1, 2014 in accordance with the merger-related DPU-approved Massachusetts comprehensive settlement agreement.

NSTAR Electric intends to file a proposal with the DPU in the latter half of 2013 for approval to recover the estimated deferred storm restoration costs, which was estimated to be approximately $108 million as of March 31, 2013, related to Storm Sandy, the February 2013 blizzard, and other 2012 storms.

New Hampshire:  On April 30, 2013, PSNH filed a request with the NHPUC to increase distribution rates by $12.6 million, effective July 1, 2013.  The increase primarily consists of $7.7 million associated with net plant additions and a $5 million increase to the current level of funding for the Major Storm Cost reserve.  The requested items are consistent with the NHPUC approved 2010 distribution rate case decision.  We expect the NHPUC to issue an order on PSNH’s request in June 2013.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in NU’s 2012 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the NU 2012 Form 10-K.

Web Site:  Additional financial information is available through our web site at www.nu.com.

RESULTS OF OPERATIONS – NORTHEAST UTILITIES AND SUBSIDIARIES

The following table provides the amounts and variances in operating revenues and expense line items for the consolidated statements of income for NU included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and 2012.  The three months ended March 31, 2013 amounts include the operations of NSTAR:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent

Operating Revenues	$1,995.0	$1,099.6	$895.4	81.4%
Operating Expenses:
Purchased Power, Fuel and Transmission	747.8	395.3	352.5	89.2
Operations and Maintenance	346.1	262.0	84.1	32.1
Depreciation	155.0	80.8	74.2	91.8
Amortization of Regulatory Assets, Net	54.0	5.4	48.6	(a)
Amortization of Rate Reduction Bonds	34.5	18.3	16.2	88.5
Energy Efficiency Programs	105.8	37.3	68.5	(a)
Taxes Other Than Income Taxes	132.9	86.1	46.8	54.4
Total Operating Expenses	1,576.1	885.2	690.9	78.1
Operating Income	$418.9	$214.4	$204.5	95.4%

(a)	Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent
Electric Distribution	$1,374.2	$786.0	$588.2	74.8%
Natural Gas Distribution	361.8	139.0	222.8	(a)
Total Distribution	1,736.0	925.0	811.0	87.7
Transmission	239.5	162.8	76.7	47.1
Total Regulated Companies	1,975.5	1,087.8	887.7	81.6
Other and Eliminations	19.5	11.8	7.7	65.3
Total Operating Revenues	$1,995.0	$1,099.6	$895.4	81.4%

(a) Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales and firm natural gas sales were as follows:

	For the Three Months Ended March 31,
	2013	2012	Increase	Percent
Retail Electric Sales in GWh	13,796	8,271	5,525	66.8%
Firm Natural Gas Sales in Million Cubic Feet	40,615	16,819	23,796	(a)

(a) Percent greater than 100 percent not shown as it is not meaningful.

Our Operating Revenues increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR, which included electric distribution revenues of approximately $530 million, transmission revenues of approximately $60 million, natural gas revenues of approximately $200 million and other revenues of approximately $10 million, and the consolidation of CYAPC and YAEC revenues of approximately $15 million.  Excluding the impact of NSTAR's operations and the consolidation of CYAPC and YAEC, our Operating Revenues increased due to the following:

•

Higher electric distribution segment revenues related to the portions that are included in regulatory commission approved tracking mechanisms that recover certain incurred costs and do not impact earnings.  The tracking mechanisms allow for rates to be changed periodically with overcollections refunded to customers or undercollections recovered from customers in future periods.  The tracked electric distribution revenues increased due primarily to higher retail transmission revenues ($34.6 million), higher energy related revenues ($27.2 million) and higher federally mandated congestion charge delivery-related revenues ($8.6 million).  Partially offsetting these increases were lower generation service revenues ($10.1 million), lower stranded cost recovery revenues ($9.1 million) and lower combined public benefits charge revenues ($4.2 million).

•

An increase in natural gas segment revenues due primarily to a 15.1 percent increase in Yankee Gas' sales volume related to colder weather in the first quarter of 2013, as compared to the first quarter of 2012.

•

The portion of electric distribution segment revenues that impacts earnings increased $15 million due primarily to a 4.7 percent and 2.8 percent increase in sales volume at CL&P and PSNH, respectively, related to colder weather in the first quarter of 2013, as compared to the first quarter of 2012.

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

Purchased Power, Fuel and Transmission increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
The addition of NSTAR's operations	$321.4
Higher fuel costs and higher transmission costs at PSNH	20.0
An increase related to higher sales at Yankee Gas	13.3
Higher transmission costs, deferred fuel costs and CfD costs, partially offset by lower GSC supply costs	8.4
Other and eliminations	(10.6)
$352.5

Operations and Maintenance increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
The addition of NSTAR’s operations	$123.6
Partially offset by lower:
Electric distribution segment costs	(11.9)
General and administrative costs	(7.2)
Transmission segment costs	(5.1)
NU’s unregulated contracting business costs	(2.2)
PSNH’s generation business costs	(1.9)
Natural gas segment operating costs	(1.6)
Other and eliminations	(9.6)
$84.1

Depreciation increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR's utility plant balances ($54.2 million) and an increase as a result of the consolidation of CYAPC and YAEC ($13.7 million).  Excluding the impact of NSTAR and the consolidation of CYAPC and YAEC, depreciation increased due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR’s amortization ($45.8 million).

Amortization of RRBs increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR Electric’s amortization ($15.1 million).

Energy Efficiency Programs increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR's operations ($68.6 million).

Taxes Other Than Income Taxes increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR's operations ($37.8 million).  In addition, there was an increase in property taxes as a result of an increase in Property, Plant and Equipment related to our regulated capital programs and an increase in the property tax rates.

Interest Expense
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2013	2012	(Decrease)	Percent
Interest on Long-Term Debt	$85.3	$60.0	$25.3	42.2%
Interest on RRBs	0.6	1.4	(0.8)	(57.1)
Other Interest	(9.6)	5.0	(14.6)	(a)
	$76.3	$66.4	$9.9	14.9%

(a) Percent greater than 100 percent is not shown as it is not meaningful.

Interest Expense increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the addition of NSTAR's operations ($22 million).  Offsetting the impact of NSTAR’s operations, Other Interest decreased due primarily to a favorable impact from the resolution of a state income tax audit in the first quarter of 2013.

Other Income, Net
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Decrease	Percent
Other Income, Net	$7.8	$8.8	$(1.0)	(11.4)%

Other Income, Net decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower AFUDC related to equity funds ($1.3 million) and lower net gains on the NU supplemental benefit trust in 2013 ($0.6 million), partially offset by the addition of NSTAR ($0.9 million).

Income Tax Expense
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$120.5	$56.0	$64.5	(a)%

(a) Percent greater than 100 percent is not shown as it is not meaningful.

Income Tax Expense increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in pre-tax earnings ($52.8 million NSTAR, $12.8 million CL&P and $4.6 million other affiliates), partially offset by a favorable impact from the resolution of a state income tax audit ($4.8 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARY

The following table provides the amounts and variances in operating revenues and expense line items for the consolidated statements of income for CL&P included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and 2012:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase/	Percent
			(Decrease)
Operating Revenues	$624.1	$592.0	$32.1	5.4%
Operating Expenses:
Purchased Power and Transmission	229.3	220.9	8.4	3.8
Operations and Maintenance	108.9	132.9	(24.0)	(18.1)
Depreciation	42.4	41.1	1.3	3.2
Amortization of Regulatory Assets, Net	10.8	8.0	2.8	35.0
Energy Efficiency Programs	22.8	21.9	0.9	4.1
Taxes Other Than Income Taxes	60.2	55.3	4.9	8.9
Total Operating Expenses	474.4	480.1	(5.7)	(1.2)
Operating Income	$149.7	$111.9	$37.8	33.8%

Operating Revenues
CL&P's retail sales were as follows:
	For the Three Months Ended March 31,
	2013	2012	Increase	Percent
Retail Sales in GWh	5,681	5,427	254	4.7%

CL&P's Operating Revenues increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to:

•

A $26.7 million increase in distribution revenues related to the portions that are included in PURA approved tracking mechanisms that recover certain incurred costs and do not impact earnings.  The tracking mechanisms allow for rates to be changed periodically with overcollections refunded to customers or undercollections recovered from customers in future periods.  The tracked distribution revenues increased due primarily to higher retail transmission revenues ($28.1 million), higher federally mandated congestion charge delivery-related revenues ($8.6 million) and higher other tracked revenues.  Partially offsetting these increases were lower generation service revenues ($10.1 million) and lower combined public benefits charge revenues ($4.2 million).

•

A $10.2 million increase in the portion of distribution revenues that impacts earnings in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to a 4.7 percent increase in sales volume due to colder weather in the first quarter of 2013, as compared to the first quarter of 2012.

•

A $4.8 million increase in transmission revenues resulting from an increased level of investment in transmission infrastructure and the recovery of higher overall expenses, which are subject to tracking mechanisms or processes and result in a related increase in revenues.  The increase in expenses is directly related to the increase in transmission plant, including costs associated with higher property taxes, depreciation, and operation and maintenance expenses.

Purchased Power and Transmission increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Transmission Costs	$17.9
Deferred Fuel Costs	6.3
CfD Costs	5.2
GSC Supply Costs	(15.7)
Purchased Power Contracts	(5.2)
Other	(0.1)
$8.4

The increase in transmission costs was the result of an increase in the amortization of a retail transmission deferral.  The decrease in GSC supply costs was due primarily to lower average supply prices.  The GSC supply costs are the contractual amounts CL&P must pay to various suppliers that have been awarded the right to supply SS and LRS load through a competitive solicitation process.  These costs are included in PURA approved tracking mechanisms and do not impact earnings.

Operations and Maintenance decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower distribution maintenance ($7.9 million).  The mild weather in the first quarter of 2012 allowed CL&P to perform its annual inspections and maintenance ahead of schedule, while the colder than normal weather, as well as two majors storms, in the first quarter of 2013, precluded CL&P from performing these procedures ahead of schedule.  Management expects these routine maintenance procedures to be performed in 2013.  Other costs that impacted the reduction in Operations and Maintenance included lower distribution and transmission business expenses as a result of lower general and administrative expenses ($7.9 million) and lower other routine operating costs.

Amortization of Regulatory Assets, Net increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower CTA transition costs ($5.3 million) and higher CTA revenues ($3.2 million).  Partially offsetting these impacts were lower retail SBC revenues ($5.2 million).

Taxes Other Than Income Taxes increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in the Connecticut gross earnings tax ($2.6 million) attributable to an increase in gross earnings and an increase in property taxes ($1.9 million) as a result of an increase in Property, Plant and Equipment related to CL&P’s capital program and an increase in the property tax rates.

Interest Expense
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2013	2012	(Decrease)	Percent
Interest on Long-Term Debt	$32.6	$31.5	$1.1	3.5%
Other Interest	(2.9)	2.0	(4.9)	(a)
	$29.7	$33.5	$(3.8)	(11.3)%

(a) Percent greater than 100 percent not shown since it is not meaningful.

Other Interest decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to a favorable impact from the resolution of a state income tax audit in the first quarter of 2013.

Other Income, Net

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Decrease	Percent
Other Income, Net	$4.2	$5.3	$(1.1)	(20.8)%

Other Income, Net decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower AFUDC related to equity funds ($0.6 million) and lower net gains on the NU Supplemental benefit trust ($0.4 million).

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$39.2	$29.7	$9.5	32.0%

Income Tax Expense increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in pre-tax earnings ($12.8 million), partially offset by a favorable impact from the resolution of a state income tax audit ($2.9 million).

LIQUIDITY

CL&P had cash flows provided by operating activities of $26.4 million in the first quarter of 2013, compared with cash flows used in operating activities of $47.1 million in the first quarter of 2012.  The improved cash flows were due primarily to the absence in the first quarter of 2013 of approximately $132 million in cash disbursements for storm costs associated with Tropical Storm Irene and the October snowstorm in the first quarter of 2012, the absence of approximately $27 million in 2012 CL&P customer bill credits, the favorable cash flow impacts associated with transmission regulatory tracking mechanisms of $16.1 million, and income tax refunds of $1.6 million in the first quarter of 2013, compared with income tax payments of $9.2 million in the first quarter of 2012.  Partially offsetting improved cash flows was the change in traditional working capital amounts principally due to the changes in timing of accounts payable, accounts receivable and accrued liabilities.

Cash capital expenditures included on the accompanying consolidated statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P’s cash capital expenditures totaled $89.4 million in the first quarter of 2013, compared with $108.8 million in the first quarter of 2012.

On January 15, 2013, CL&P issued $400 million of 2.5 percent first mortgage bonds that will mature on January 15, 2023.  The proceeds, net of issuance costs, were used to repay CL&P’s revolving credit facility borrowings of $89 million and intercompany loans related to NU's commercial paper program borrowings of $305.8 million.

Additional financing activities in the first quarter of 2013 included $38 million in common stock dividends to NU parent and an increase in intercompany short-term borrowings of $111.1 million, which was offset by the $394.8 million pay down of commercial paper and revolver borrowings described above.

CL&P uses available capital resources to fund its construction expenditures, meet debt requirements, pay costs, including storm-related costs, pay dividends and fund other corporate obligations.  The current growth in CL&P’s transmission construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, CL&P operates in an environment where recovery of its electric construction expenditures takes place over an extended period of time.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity portion of the cost and related financing costs.  These factors have resulted in CL&P’s current liabilities exceeding current assets by approximately $231 million as of March 31, 2013.

As of March 31, 2013, approximately $125 million of CL&P's current liabilities relates to long-term debt that will be paid in the next 12 months.  CL&P, with its strong credit ratings, has several options available in the financial markets to repay or refinance this maturity with the issuance of new long-term debt.  CL&P will reduce its short-term borrowings with cash received from operating cash flows or with the issuance of new long-term debt, as deemed appropriate given its capital requirements and maintenance of its credit rating and profile.  Management expects the future operating cash flows of CL&P, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARIES

The following table provides the amounts and variances in operating revenues and expense line items for the consolidated statements of income for NSTAR Electric  included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and 2012:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase/	Percent
			(Decrease)
Operating Revenues	$592.3	$556.5	$35.8	6.4%
Operating Expenses:
Purchased Power and Transmission	214.1	219.0	(4.9)	(2.2)
Operations and Maintenance	92.3	148.2	(55.9)	(37.7)
Depreciation	45.4	42.5	2.9	6.8
Amortization of Regulatory Assets, Net	47.0	23.9	23.1	96.7
Amortization of Rate Reduction Bonds	15.1	22.6	(7.5)	(33.2)
Energy Efficiency Programs	51.7	46.9	4.8	10.2
Taxes Other Than Income Taxes	32.2	30.9	1.3	4.2
Total Operating Expenses	497.8	534.0	(36.2)	(6.8)
Operating Income	$94.5	$22.5	$72.0	(a)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues

NSTAR Electric's retail sales were as follows:

	For the Three Months Ended March 31,
	2013	2012	Increase	Percent
Retail Sales in GWh	5,194	5,090	104	2.0%

NSTAR Electric's Operating Revenues increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to:

•

A $25 million increase in distribution revenues related to the portions that are included in DPU approved tracking mechanisms that recover certain incurred costs and do not impact earnings.  The tracking mechanisms allow for rates to be changed periodically with overcollections refunded to customers or undercollections recovered from customers in future periods.  This increase primarily related to higher retail transmission revenues ($14.2 million), higher transition revenues ($11.5 million), higher energy efficiency program revenues ($5.8 million), and higher PAM revenues ($1.7 million), partially offset by lower Basic Service revenues ($8.2 million).

•

A $4.3 million increase in the portion of distribution revenues that impacts earnings.

Purchased Power and Transmission decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Basic Service Costs	$(17.9)
Transmission Costs	7.8
Deferred Fuel Costs	4.8
Other	0.4
$(4.9)

The decrease in Basic Service costs was due primarily to lower average supply prices.  The increase in transmission costs was due primarily to a higher regional rate leading to higher regional network service costs, as well as higher forward capacity market reliability charges.  The increase in deferred fuel costs was due primarily to lower average supply prices, as compared to the prices projected when Basic Service rates were set.  These costs are included in DPU approved tracking mechanisms and do not impact earnings.

Operations and Maintenance decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the absence of the cumulative adjustment recorded in 2012 to establish a reserve against the regulatory asset related to Basic Service bad debt costs ($27 million).  In addition, first quarter 2012 adjustments were recognized for changes in accounting estimates related primarily to the allowance for doubtful accounts, workers’ compensation, employee medical benefits, and general liability claims ($18.7 million).  Also contributing to the decrease in costs was a March 2012 substation fire in the Back Bay/Prudential area of Boston ($9.5 million).

Amortization of Regulatory Assets, Net, increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to higher amortization related to transition costs.

Energy Efficiency Programs increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU.  All costs are fully recovered through DPU tracking mechanisms and therefore do not impact earnings.

Interest Expense

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2013	2012	(Decrease)	Percent
Interest on Long-Term Debt	$19.6	$22.3	$(2.7)	(12.1)%
Interest on RRBs	0.4	1.3	(0.9)	(69.2)
Other Interest	(4.1)	(5.8)	1.7	29.3
	$15.9	$17.8	$(1.9)	(10.7)%

Interest expense decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower average long-term bond rates, partially offset by lower regulatory interest income primarily from deferred transition costs.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$31.3	$2.0	$29.3	(a)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Income Tax Expense increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in pre-tax earnings including state tax impacts ($28.8 million).

EARNINGS SUMMARY

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012
Income Before Merger-Related Costs	$48.1	$4.5
Merger-Related Costs (after-tax)	-	0.6
Net Income	$48.1	$3.9

Excluding the merger-related costs, NSTAR Electric’s 2013 earnings were $43.6 million higher than 2012 due primarily to the absence of 2012 adjustments recorded to establish a reserve against the regulatory asset related to Basic Service bad debt costs ($17 million), and for changes in accounting estimates related primarily to the allowance for doubtful accounts, workers’ compensation, employee medical benefits, and general liability claims ($11.4 million).  Also contributing to the increase was a March 2012 substation fire in the Back Bay/Prudential area of Boston ($4.1 million) and a reserve recorded relating to lost base revenues based on 2012 developments during hearings in the merger proceeding ($3.7 million).  In addition, there were higher transmission revenues in 2013 due to an increased level of investment in transmission infrastructure, as well as higher distribution revenues not included in tracking mechanisms.  These factors are partially offset by higher depreciation and property taxes.

CAPITAL EXPENDITURES

A summary of capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense, is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012
Transmission	$49.3	$32.2
Distribution:
Basic Business	15.6	38.5
Aging Infrastructure	27.3	8.1
Load Growth	1.9	15.8
Total Distribution	44.8	62.4
Total	$94.1	$94.6

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $45.9 million in the first quarter of 2013, compared with $53 million in the first quarter of 2012 (amounts are net of RRB payments, which are included in financing activities).  The decrease in operating cash flows was due primarily to an increase in cash disbursements for storm costs in the first quarter of 2013 associated with the February 2013 blizzard, as compared to cash disbursements for storm costs in the first quarter of 2012 associated with Tropical Storm Irene and the October snowstorm, a $20 million increase in income tax payments in the first quarter of 2013, as compared to the first quarter of 2012, and a $4.3 million increase in pension contributions in the first quarter of 2013, as compared to the first quarter of 2012.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following table provides the amounts and variances in operating revenues and expense line items for the consolidated statements of income for PSNH included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and 2012:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase/	Percent
			(Decrease)
Operating Revenues	$273.8	$243.0	$30.8	12.7%
Operating Expenses:
Purchased Power, Fuel and Transmission	101.0	81.0	20.0	24.7
Operations and Maintenance	59.7	65.0	(5.3)	(8.2)
Depreciation	22.6	21.2	1.4	6.6
Amortization of Regulatory Liabilities, Net	(3.1)	(2.6)	(0.5)	(19.2)
Amortization of Rate Reduction Bonds	14.8	13.9	0.9	6.5
Energy Efficiency Programs	3.7	3.6	0.1	2.8
Taxes Other Than Income Taxes	17.0	15.5	1.5	9.7
Total Operating Expenses	215.7	197.6	18.1	9.2
Operating Income	$58.1	$45.4	$12.7	28.0%

Operating Revenues
PSNH's retail sales were as follows:
	For the Three Months Ended March 31,
	2013	2012	Increase	Percent
Retail Sales in GWh	1,992	1,937	55	2.8%

PSNH's Operating Revenues increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to:

•

A $25 million increase in distribution revenues related to the portions that are included in NHPUC approved tracking mechanisms that recover certain incurred costs and do not impact earnings.  The tracking mechanisms allow for rates to be changed periodically with overcollections refunded to customers or undercollections recovered from customers in future periods.  This increase is related primarily to higher energy related revenues ($27.2 million), higher retail transmission revenues ($4.1 million) and higher purchased power and fuel costs related revenues ($2.6 million).  These higher revenues were partially offset by lower stranded cost recovery revenues ($9.1 million).

•

A $5.3 million increase in the portion of distribution revenues that impacts earnings resulting from the favorable impact of the 2010 rate case decision related to the additional increase to annualized rates that was effective July 1, 2012 and a 2.8 percent increase in sales volume due to colder than normal weather in the first quarter of 2013, as compared to the first quarter of 2012.

•

A $2 million increase in transmission revenues resulting from an increased level of investment in transmission infrastructure and the recovery of higher overall expenses, which are tracked and result in a related increase in revenues.  The increase in expenses is directly related to the increase in transmission plant, including costs associated with higher property taxes, depreciation, and operation and maintenance expenses.

Purchased Power, Fuel and Transmission increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in fuel costs resulting from an increase in sales and an increase in transmission costs resulting from an increase in regional transmission rates leading to higher RNS costs.

Operations and Maintenance decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower general and administrative costs ($1.6 million) and lower maintenance costs at the generation business ($1.9 million).  These lower costs were partially offset by higher routine distribution maintenance costs ($0.4 million).

Other Income, Net

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Decrease	Percent
Other Income, Net	$1.0	$2.0	$(1.0)	(50.0)%

Other Income, Net decreased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to lower AFUDC related to equity funds.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$18.0	$13.4	$4.6	34.3%

Income Tax Expense increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in pre-tax earnings ($4.3 million).

LIQUIDITY

PSNH had cash flows provided by operating activities of $92.9 million in the first quarter of 2013, compared with operating cash flows of $2.5 million in the first quarter of 2012 (amounts are net of RRB payments, which are included in financing activities).  The improved cash flows were due primarily to a reduction in NUSCO Pension Plan contributions of $52.6 million in the first quarter of 2013, as compared to the first quarter of 2012, income tax refunds of $15.3 million in the first quarter of 2013, compared with income tax payments of $5.2 million in the first quarter of 2012, and the favorable impact of the 2010 rate case decision related to the additional increase to annualized rates that was effective July 1, 2012.  In addition, changes in traditional working capital amounts principally due to the changes in timing of accounts payable and accrued liabilities also contributed to the improved operating cash flows.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

The following table provides the amounts and variances in operating revenues and expense line items for the consolidated statements of income for WMECO included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and 2012:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase/	Percent
			(Decrease)
Operating Revenues	$125.0	$114.0	$11.0	9.6%
Operating Expenses:
Purchased Power and Transmission	40.1	40.5	(0.4)	(1.0)
Operations and Maintenance	20.9	22.6	(1.7)	(7.5)
Depreciation	9.0	7.7	1.3	16.9
Amortization of Regulatory Assets/(Liabilities), Net	0.1	(0.3)	0.4	(a)
Amortization of Rate Reduction Bonds	4.7	4.4	0.3	6.8
Energy Efficiency Programs	8.3	5.5	2.8	50.9
Taxes Other Than Income Taxes	6.3	4.9	1.4	28.6
Total Operating Expenses	89.4	85.3	4.1	4.8
Operating Income	$35.6	$28.7	$6.9	24.0%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales were as follows:
	For the Three Months Ended March 31,
	2013	2012	Increase	Percent
Retail Sales in GWh	929	911	18	2.1%

WMECO's Operating Revenues increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to:

•

A $7.9 million increase in transmission revenues resulting from an increased level of investment in transmission infrastructure, primarily related to the NEEWS projects, and the recovery of higher overall expenses, which are tracked and result in a related increase in revenues.  The increase in expenses is directly related to the increase in transmission plant, including costs associated with higher property taxes, depreciation, and operation and maintenance expenses.

•

A $5.3 million increase in distribution revenues related to the portions that are included in DPU approved tracking mechanisms that recover certain incurred costs and do not impact earnings.  The tracking mechanisms allow for rates to be changed periodically with overcollections refunded to customers or undercollections recovered from customers in future periods.  Included in these amounts are Basic Service, pension, transition and energy efficiency program costs.

Operations and Maintenance decreased in the first quarter of 2013, as compared to the first quarter of 2012, due to lower distribution general and administrative expenses ($1 million) and lower uncollectible expenses ($1 million).  Partially offsetting these decreases was an increase related to higher pension costs ($1.3 million), which are recovered through DPU approved tracking mechanisms and have no earnings impact.

Depreciation increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to higher utility plant balances resulting from completed construction projects placed into service related to WMECO's capital programs.

Energy Efficiency Programs increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in expenses attributable to an increase in spending in accordance with the three-year program guidelines established by the DPU.  All costs are fully recovered through DPU tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in property taxes as a result of an increase in Property, Plant and Equipment related to WMECO’s capital program and an increase in the property tax rates.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$11.7	$9.2	$2.5	27.2%

Income Tax Expense increased in the first quarter of 2013, as compared to the first quarter of 2012, due primarily to an increase in pre-tax earnings ($2.4 million).

LIQUIDITY

WMECO had cash flows provided by operating activities of $66.3 million in the first quarter of 2013, compared with operating cash flows of $0.7 million in the first quarter of 2012 (amounts are net of RRB payments, which are included in financing activities).  The improved cash flows were due primarily to income tax refunds of $26.6 million in the first quarter of 2013, compared with income tax refunds of $0.8 million in the first quarter of 2012, and the absence in the first quarter of 2013 of $14.4 million in cash disbursements for storm costs made in the first quarter of 2012.  In addition, changes in traditional working capital amounts principally due to the changes in timing of accounts payable and accrued liabilities contributed to the improved operating cash flows.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Information

Commodity Price Risk Management:  Our Regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the Regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  The remaining unregulated wholesale portfolio held by Select Energy includes contracts that are market risk-sensitive, including a wholesale energy sales contract through December 2013 with an agency comprised of municipalities.  As Select Energy's contract volumes are winding down, and as the wholesale energy sales contract is substantially hedged against price risks, we have limited exposure to commodity price risks.  We have not entered into any energy contracts for trading purposes.

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

If the respective unsecured debt ratings of NU parent were reduced to below investment grade by either Moody’s or S&P, certain of NU’s contracts would require additional collateral to be provided to counterparties and independent system operators.  If such an event occurred as of March 31, 2013, NU would have been required to provide additional collateral.  NU would have been and remains able to provide that collateral.

For further information on cash collateral deposited and posted with counterparties as well as any cash collateral netted against the fair value of the related derivative contracts, see Note 4, "Derivative Instruments," to the consolidated financial statements.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in NU's 2012 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the NU 2012 Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of NU, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2013 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officers and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officers and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of NU, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for NU, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended March 31, 2013, other than changes resulting from the April 10, 2012 merger with NSTAR, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have identified these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2012 Form 10-K, which disclosures are incorporated herein by reference.  There have been no additional legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2012 Form 10-K.

ITEM 1A.

RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under "Forward-Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Item 1A, "Risk Factors," in our 2012 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2012 Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 – January 31, 2013	9,895	$39.22	-	-
February 1 – February 28, 2013	20,091	41.29	-	-
March 1 – March 31, 2013	425,736	42.69	-	-
Total	455,722	$42.55	-	-

ITEM 6.

EXHIBITS

Exhibit No.

Description

Listing of Exhibits (NU)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, President and Chief Executive Officer of Northeast Utilities, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Northeast Utilities, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

32

Certification of Thomas J. May, President and Chief Executive Officer of Northeast Utilities and James J. Judge, Executive Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

Listing of Exhibits (CL&P)

12

Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated May 3, 2013

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

32

Certification of Leon J. Olivier, Chief Executive Officer of The Connecticut Light and Power Company and James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

Listing of Exhibits (NSTAR Electric)

12

Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

32

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

Listing of Exhibits (PSNH)

12

Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated May 3, 2013

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

32

Certification of Leon J. Olivier, Chief Executive Officer of Public Service Company of New Hampshire and James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

Listing of Exhibits (WMECO)

12

Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated May 3, 2013

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

32

Certification of Leon J. Olivier, Chief Executive Officer of Western Massachusetts Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013

Listing of Exhibits (NU, CL&P, NSTAR Electric, PSNH, WMECO)

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

NORTHEAST UTILITIES

May 3, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 3, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 3, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 3, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

May 3, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer