Form 10-K
period 2016-12-31
NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO; EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2017-02-23
CIK 13372, 23426, 72741, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	EVERSOURCE ENERGY (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (800) 286-5000	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (800) 286-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (800) 286-5000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (800) 286-5000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (800) 286-5000	04-1961130

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered

Eversource Energy	Common Shares, $5.00 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class

The Connecticut Light and Power Company	Preferred Stock, par value $50.00 per share, issuable in series, of which the following series are outstanding:

	$1.90 $2.00 $2.04 $2.20 3.90% $2.06 $2.09 4.50% 4.96% 4.50% 5.28% $3.24 6.56%	Series Series Series Series Series Series E Series F Series Series Series Series Series G Series	of 1947 of 1947 of 1949 of 1949 of 1949 of 1954 of 1955 of 1956 of 1958 of 1963 of 1967 of 1968 of 1968
NSTAR Electric Company	Preferred Stock, par value $100.00 per share, issuable in series, of which the following series are outstanding:

	4.25% 4.78%	Series Series	of 1956 of 1958

NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company each meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and each is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to Form 10-K.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Yes	No

☒	☐

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No

☐	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes	No

☒	☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Yes	No

☒	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2016) was $18,939,770,997 based on a closing market price of $59.90 per share for the 316,189,833 common shares outstanding held by non-affiliates on June 30, 2016.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2017
Eversource Energy Common shares, $5.00 par value	316,885,808 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common Stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

Eversource Energy holds all of the 6,035,205 shares, 100 shares, 301 shares, and 434,653 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company, respectively.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire, and Western Massachusetts Electric Company each separately file this combined Form 10-K.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies
ES parent and other companies are comprised of Eversource parent, Eversource Service and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), and the consolidated operations of CYAPC and YAEC

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
WMECO	Western Massachusetts Electric Company
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
NPT	Northern Pass Transmission LLC
Eversource Service	Eversource Energy Service Company
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies
The Eversource Regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric, PSNH, and WMECO, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, the generation activities of PSNH and WMECO, and NPT

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

Other Terms and Abbreviations:
Access Northeast
A project being developed jointly by Eversource, Spectra Energy Partners, LP ("Spectra"), and National Grid plc ("National Grid") through Algonquin Gas Transmission, LLC to bring needed additional natural gas pipeline and storage capacity to New England.

ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
Bay State Wind	A proposed offshore wind project being developed off the coast of Massachusetts
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2015 Form 10-K	The Eversource Energy and Subsidiaries 2015 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
McF	Million cubic feet
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETO	New England Transmission Owners
Northern Pass	The high-voltage direct-current and associated alternating-current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

2016 FORM 10-K ANNUAL REPORT

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

References in this Annual Report on Form 10-K to "Eversource," "the Company," "we," "our," and "us" refer to Eversource and its consolidated subsidiaries. CL&P, NSTAR Electric, PSNH and WMECO are each doing business as Eversource Energy.

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyber breaches, acts of war or terrorism, or grid disturbances,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	changes in business conditions, which could include disruptive technology related to our current or future business model,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	fluctuations in weather patterns,

•	changes in laws, regulations or regulatory policy,

•	changes in levels or timing of capital expenditures,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	developments in legal or public policy doctrines,

•	technological developments,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.

Other risk factors are detailed in our reports filed with the SEC and updated as necessary, and we encourage you to consult such disclosures.

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this combined Annual Report on Form 10-K. This Annual Report on Form 10-K also describes material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Consolidated Financial Statements.  We encourage you to review these items.

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

PART I

Item 1.    Business

Please refer to the Glossary of Terms for definitions of defined terms and abbreviations used in this combined Annual Report on Form 10-K.

Eversource Energy, headquartered in Boston, Massachusetts and Hartford, Connecticut, is a public utility holding company subject to regulation by the FERC under the Public Utility Holding Company Act of 2005. We are engaged primarily in the energy delivery business through the following wholly-owned utility subsidiaries:

•	The Connecticut Light and Power Company (CL&P), a regulated electric utility that serves residential, commercial and industrial customers in parts of Connecticut;

•	NSTAR Electric Company (NSTAR Electric), a regulated electric utility that serves residential, commercial and industrial customers in parts of eastern Massachusetts;

•
Public Service Company of New Hampshire (PSNH), a regulated electric utility that serves residential, commercial and industrial customers in parts of New Hampshire and owns generation assets used to serve customers;

•
Western Massachusetts Electric Company (WMECO), a regulated electric utility that serves residential, commercial and industrial customers in parts of western Massachusetts and owns solar generating assets;

•	NSTAR Gas Company (NSTAR Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Massachusetts; and

•	Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut.

CL&P, NSTAR Electric, PSNH and WMECO also serve New England customers through Eversource Energy's electric transmission business.

CL&P, NSTAR Electric, PSNH and WMECO are each doing business as Eversource Energy in their respective service territories.

Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO each report their financial results separately. We also include information in this report on a segment basis for Eversource Energy. Eversource Energy recognizes three reportable segments: electric distribution, electric transmission and natural gas distribution. Eversource Energy's electric distribution segment includes the generation results of PSNH and WMECO. These three segments represented substantially all of Eversource Energy's total consolidated revenues for the years ended December 31, 2016, 2015 and 2014. CL&P, NSTAR Electric, PSNH and WMECO do not report separate business segments.

ELECTRIC DISTRIBUTION SEGMENT

General

Eversource Energy's electric distribution segment consists of the distribution businesses of CL&P, NSTAR Electric, PSNH and WMECO, which are engaged in the distribution of electricity to retail customers in Connecticut, eastern Massachusetts, New Hampshire and western Massachusetts, respectively, plus the regulated electric generation assets of PSNH and WMECO.

The following table shows the sources of 2016 electric franchise retail revenues for Eversource Energy's electric distribution companies, collectively, based on categories of customers:

(Thousands of Dollars, except percentages)	2016	% of Total
Residential	$3,448,043	54%
Commercial	2,465,664	39%
Industrial	328,103	5%
Other	139,527	2%
Total Retail Electric Revenues	$6,381,337	100%

A summary of our distribution companies' retail electric GWh sales volumes and percentage changes for 2016, as compared to 2015, is as follows:

	2016	2015	Percentage Change
Residential	21,002	21,441	(2.0)%
Commercial	27,206	27,598	(1.4)%
Industrial	5,434	5,577	(2.6)%
Total	53,642	54,616	(1.8)%

For 2016, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) were lower, as compared to 2015, due primarily to the impact of increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs. Fluctuations in retail electric sales volumes at NSTAR Electric and PSNH impact earnings as they operate under a traditional rate structure, where sales volume, impacted by weather, has a direct impact on revenue recognized.

For CL&P and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved distribution revenue decoupling mechanisms.  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively.  Any difference between the allowed level of distribution revenue for CL&P and WMECO and the actual amount delivered during a 12-month period is adjusted through rates in the following period.

ELECTRIC DISTRIBUTION – CONNECTICUT

THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2016, CL&P furnished retail franchise electric service to approximately 1.2 million customers in 149 cities and towns in Connecticut, covering an area of 4,400 square miles. CL&P does not own any electric generation facilities.

The following table shows the sources of CL&P's 2016 electric franchise retail revenues based on categories of customers:

	CL&P
(Thousands of Dollars, except percentages)	2016	% of Total
Residential	$1,603,351	61
Commercial	858,965	32
Industrial	139,556	5
Other	47,672	2
Total Retail Electric Revenues	$2,649,544	100%

A summary of CL&P's retail electric GWh sales volumes and percentage changes for 2016, as compared to 2015, is as follows:

	2016	2015	Percentage Change
Residential	9,907	10,094	(1.9)%
Commercial	9,461	9,635	(1.8)%
Industrial	2,249	2,342	(4.0)%
Total	21,617	22,071	(2.1)%

Rates

CL&P is subject to regulation by the PURA, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.  CL&P's present general rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  CL&P's retail rates include a delivery service component, which includes distribution, transmission, conservation, renewable energy programs and other charges that are assessed on all customers.  Connecticut utilities are entitled under state law to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, in order to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Under Connecticut law, all of CL&P's customers are entitled to choose their energy suppliers, while CL&P remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, under SS rates for customers with less than 500 kilowatts of demand, and LRS rates for customers with 500 kilowatts or more of demand, CL&P purchases power under standard offer contracts and passes the cost of the purchased power to customers through a combined charge on customers' bills.

CL&P continues to supply approximately 42 percent of its customer load at SS or LRS rates while the other 58 percent of its customer load has migrated to competitive energy suppliers.  Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

The rates established by the PURA for CL&P are comprised of the following:

•
An electric GSC, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The GSC is adjusted periodically and reconciled semi-annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
A revenue decoupling adjustment (effective December 1, 2014) that reconciles the amounts recovered from customers, on an annual basis, to the distribution revenue requirement approved by the PURA in its last rate case, which currently is an annual amount of $1.059 billion.

•
A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver electricity to customers, as well as ongoing operating costs to maintain the infrastructure.

•
An FMCC, which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, and any costs approved by the PURA to reduce these charges.  The FMCC also recovers costs associated with CL&P's system resiliency program.  The FMCC is adjusted periodically and reconciled semi-annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
A CTA charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•
An SBC, established to fund expenses associated with various hardship and low income programs and a program that compensates municipalities for lost property tax revenues due to decreased values of generating facilities caused by electric industry restructuring.  The SBC is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•
A Clean Energy Fund charge, which is used to promote investment in renewable energy sources.  Amounts collected by this charge are deposited into the Clean Energy Fund and administered by the Clean Energy Finance and Investment Authority.  The Clean Energy Fund charge is set by statute and is currently 0.1 cent per kWh.

•
A conservation charge, comprised of a statutory rate established to implement cost-effective energy conservation programs and market transformation initiatives, plus a conservation adjustment mechanism charge to recover the residual energy efficiency spending associated with the expanded energy efficiency costs directed by the Comprehensive Energy Strategy Plan for Connecticut.

As required by regulation, CL&P, jointly with UI, entered into the following contracts whereby UI will share 20 percent and CL&P will share 80 percent of the costs and benefits (CL&P's portion of these costs are either recovered from, or refunded to, customers through the FMCC):

•
Four capacity CfDs (totaling approximately 787 MW of capacity) with three electric generation units and one demand response project, which extend through 2026 and have terms of up to 15 years beginning in 2009.  The capacity CfDs obligate both CL&P and UI to make or receive payments on a monthly basis to or from the project and generation owners based on the difference between a contractually set capacity price and the capacity market prices that the project and generation owners receive in the ISO-NE capacity markets.

•
Three peaker CfDs (totaling approximately 500 MW of peaking capacity) with three peaking generation units.  The three peaker CfDs pay the generation owners the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years beginning in 2008 (including costs of plant operation and the prices that the generation owners receive for capacity and other products in the ISO-NE markets).

•	Long-term commitment to purchase 20 MW of solar power from a multi-site project in Connecticut. This project is expected to be operational by the end of 2017.

The PURA approved CL&P's application to amend customer rates, effective December 1, 2014, for a total base distribution rate increase of $152 million, which included an authorized ROE of 9.02 percent for the first twelve month period and 9.17 percent thereafter.  The distribution rate increase included a revenue decoupling mechanism effective December 1, 2014, and the recovery of 2011 and 2012 storm restoration costs and system resiliency costs.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. CL&P periodically enters into full requirements contracts for the majority of SS loads for periods of up to one year for its residential customers and small and medium commercial and industrial customers. CL&P is authorized to supply the remainder of the SS loads through a self-managed process that includes bilateral purchases and spot market purchases. CL&P typically enters into full requirements contracts for LRS for larger commercial and industrial customers every three months. Currently, CL&P has full requirements contracts in place for 70 percent of its SS loads for the first half of 2017 and has bilateral purchases in place to self-manage the remaining 30 percent. For the second half of 2017, CL&P has 50 percent of its SS load under full requirements contracts, and intends to purchase an additional 20 to 30 percent of full requirements and will self-manage the remainder as needed. None of the SS load for 2018 has been procured. CL&P has full requirements contracts in place for its LRS loads through the second quarter of 2017 and intends to purchase 100 percent of full requirements for the third and fourth quarters of 2017.

ELECTRIC DISTRIBUTION – MASSACHUSETTS

NSTAR ELECTRIC COMPANY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

The electric distribution businesses of NSTAR Electric and WMECO consist primarily of the purchase, delivery and sale of electricity to residential, commercial and industrial customers within their respective franchise service territories. As of December 31, 2016, NSTAR Electric furnished retail franchise electric service to approximately 1.2 million customers in Boston and 80 surrounding cities and towns in Massachusetts, including Cape Cod and Martha's Vineyard, covering an area of approximately 1,700 square miles. WMECO provides retail franchise electric service to approximately 210,000 customers in 59 cities and towns in the western region of Massachusetts, covering an area of approximately 1,500 square miles. Neither NSTAR Electric nor WMECO owns any generating facilities used to supply customers, and each purchases its respective energy requirements from competitive energy suppliers.

In 2009, WMECO was authorized by the DPU to install solar energy generation in its service territory. From 2010 through 2014, WMECO completed development of a total of 8 MW solar generation facilities on sites in Pittsfield, Springfield, and East Springfield, Massachusetts. WMECO currently sells all energy and other products from its solar generation facilities into the ISO-NE market. NSTAR Electric does not own any solar generation facilities. On December 29, 2016, the DPU approved the NSTAR Electric and WMECO application to develop 35 MW and 27 MW, respectively, of solar generation facilities, in addition to WMECO's existing 8 MW of solar generation facilities. We expect development of the facilities to be completed by the end of 2017. We expect that NSTAR Electric and WMECO will sell energy from the new solar generation facilities into the ISO-NE market. We estimate our investment in these new facilities will be between approximately $180 million to $200 million.

The following table shows the sources of the 2016 electric franchise retail revenues of NSTAR Electric and WMECO based on categories of customers:

	NSTAR Electric		WMECO
(Thousands of Dollars, except percentages)	2016	% of Total	2016	% of Total
Residential	$1,097,093	45	$225,685	58
Commercial	1,190,597	49	120,146	31
Industrial	84,834	4	32,849	9
Other	46,756	2	7,910	2
Total Retail Electric Revenues	$2,419,280	100%	$386,590	100%

A summary of NSTAR Electric's and WMECO's retail electric GWh sales volumes and percentage changes for 2016, as compared to 2015, is as follows:

	NSTAR Electric			WMECO
	2016	2015	Percentage Change	2016	2015	Percentage Change
Residential	6,518	6,687	(2.5)%	1,441	1,465	(1.6)%
Commercial	12,925	13,120	(1.5)%	1,479	1,478	0.1%
Industrial	1,176	1,248	(5.8)%	626	620	1.0%
Total	20,619	21,055	(2.1)%	3,546	3,563	(0.5)%

Rates

NSTAR Electric and WMECO are each subject to regulation by the DPU, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, acquisition of securities, standards of service and construction and operation of facilities.  The present general rate structure for both NSTAR Electric and WMECO consists of various rate and service classifications covering residential, commercial and industrial services.  Massachusetts utilities are entitled under state law to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, in order to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Under Massachusetts law, all customers of each of NSTAR Electric and WMECO are entitled to choose their energy suppliers, while NSTAR Electric or WMECO remains their electric distribution company.  Both NSTAR Electric and WMECO purchase power from competitive suppliers on behalf of, and pass the related cost through to, their respective customers who do not choose a competitive energy supplier (basic service). Most of the residential customers of NSTAR Electric and WMECO have continued to buy their power from NSTAR Electric or WMECO at basic service rates.  Most commercial and industrial customers have switched to a competitive energy supplier.

The Cape Light Compact, an inter-governmental organization consisting of the 21 towns and two counties on Cape Cod and Martha's Vineyard, serves 200,000 customers through the delivery of energy efficiency programs, effective consumer advocacy, competitive electricity supply and green power options.  NSTAR Electric continues to provide electric service to these customers including the delivery of power, maintenance of infrastructure, capital investment, meter reading, billing, and customer service.

NSTAR Electric continues to supply approximately 31 percent of its customer load at basic service rates while the other 69 percent of its customer load has migrated to competitive energy suppliers.  WMECO continues to supply approximately 39 percent of its customer load at basic service rates while the other 61 percent of its customer load has migrated to competitive energy suppliers.  Because customer migration is limited to energy supply service, it has no impact on the delivery business or operating income of NSTAR Electric and WMECO.

The rates established by the DPU for NSTAR Electric and WMECO are comprised of the following:

•
A basic service charge that represents the collection of energy costs, including costs related to charge-offs of uncollectible energy costs from customers.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  Additionally, the DPU has authorized NSTAR Electric to recover the cost of its NSTAR Green wind contracts through the basic service charge. Basic service costs are reconciled annually, with any differences refunded to, or recovered from, customers.

•
A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the distribution infrastructure to deliver power to its destination, as well as ongoing operating costs.

•
For WMECO, a revenue decoupling adjustment that reconciles distribution revenue, on an annual basis, to the amount of distribution revenue approved by the DPU in its last rate case in 2011.  Currently, WMECO is allowed to collect $132.4 million annually.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
A transition charge that represents costs to be collected primarily from previously held investments in generating plants, costs related to existing above-market power contracts, and contract costs related to long-term power contract buy-outs.

•	A renewable energy charge that represents a legislatively-mandated charge to support the Massachusetts Renewable Energy Trust Fund.

•	An energy efficiency charge that represents a legislatively-mandated charge to collect costs for energy efficiency programs.

•
Reconciling adjustment charges that recover certain DPU-approved costs as follows:  pension and PBOP benefits, low income customer discounts, lost revenue and credits associated with net-metering facilities installed by customers, storms, consultants retained by the attorney general, long-term renewable contracts and energy efficiency programs and lost base revenue associated with energy efficiency measures.  In addition to these adjustments common to both NSTAR Electric and WMECO, NSTAR Electric has reconciling adjustment charges that collect costs associated with certain safety and reliability projects. WMECO has a reconciling adjustment charge that recovers costs associated with certain solar projects owned and operated by WMECO.

As required by regulation, NSTAR Electric and WMECO, along with two other Massachusetts electric utilities, signed long-term commitments to purchase a combined estimated generating capacity of approximately 334 MW of wind power from two wind farms in Maine over 15 years. One unit began operating in late 2015, and the other unit began operating in late 2016. In addition, WMECO previously signed a long-term commitment to purchase an estimated generating capacity of approximately 37.5 MW of wind power from a wind farm in Maine over 15 years that began operating in 2016.

Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility's revenues in their next rate case.  WMECO is currently decoupled and NSTAR Electric has proposed decoupling in its current rate case, which will occur in the second half of 2017, for rates effective January 1, 2018.

NSTAR Electric and WMECO are each subject to service quality ("SQ") metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. Neither NSTAR Electric nor WMECO will be required to pay a SQ charge for its 2016 performance as each company achieved results at or above target for all of its respective SQ metrics in 2016.

Sources and Availability of Electric Power Supply

As noted above, neither NSTAR Electric nor WMECO owns any generation assets (other than WMECO's solar generation), and both companies purchase their respective energy requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. NSTAR Electric and WMECO enter into supply contracts for basic service for 50 percent of their respective residential and small commercial and industrial customers twice per year for twelve month terms. Both NSTAR Electric and WMECO enter into supply contracts for basic service for 100 percent of large commercial and industrial customers every three months.

Proposed Merger of NSTAR Electric and WMECO

Eversource has proposed to merge WMECO into NSTAR Electric with an anticipated effective date of January 1, 2018. On January 13, 2017, Eversource made two filings with FERC related to the proposed merger. One filing requests FERC approval of the merger, and the other filing requests FERC approval of NSTAR Electric's assumption of WMECO's short-term debt obligations. It is expected that FERC will act on these filings by mid-2017.

On January 17, 2017, NSTAR Electric and WMECO jointly filed an application with the DPU for approval of new base distribution rates, effective January 1, 2018. Among other things, the application proposes to streamline and align rate classifications between NSTAR Electric and WMECO, and request a revenue decoupling rate mechanism for NSTAR Electric. WMECO has a revenue decooffupling mechanism in place. For further information, see "Regulatory Developments and Rate Matters - Massachusetts - Distribution Rates" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the generation, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2016, PSNH furnished retail franchise electric service to approximately 511,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles. PSNH currently owns and operates approximately 1,200 MW of primarily coal-, natural gas-, and oil-fired electricity generation plants. PSNH's distribution business includes the activities of its generation assets.

The following table shows the sources of PSNH's 2016 electric franchise retail revenues based on categories of customers:

	PSNH
(Thousands of Dollars, except percentages)	2016	% of Total
Residential	$521,914	56
Commercial	295,956	32
Industrial	70,864	8
Other	37,188	4
Total Retail Electric Revenues	$925,922	100%

A summary of PSNH's retail electric GWh sales volumes and percentage changes for 2016, as compared to 2015, is as follows:

	2016	2015	Percentage Change
Residential	3,136	3,195	(1.8)%
Commercial	3,342	3,365	(0.7)%
Industrial	1,382	1,367	1.1%
Total	7,860	7,927	(0.8)%

Rates

PSNH is subject to regulation by the NHPUC, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.  New Hampshire utilities are entitled under state law to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, in order to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers, with PSNH providing default energy service under its ES rate for those customers who do not choose a competitive energy supplier. At the end of 2016, approximately 25 percent of all of PSNH's customers (approximately 56 percent of load) were taking service from competitive energy suppliers, compared to 21 percent of customers (approximately 53 percent of load) at the end of 2015.

The rates established by the NHPUC for PSNH are comprised of the following:

•
A default energy service charge which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  These charges recover the costs of PSNH's generation, as well as purchased power, and include an allowed ROE of 9.81 percent.

•
A distribution charge, which includes an energy and/or demand-based charge to recover costs related to the maintenance and operation of PSNH's infrastructure to deliver power to its destination, as well as power restoration and service costs.  This includes a customer charge to collect the cost of providing service to a customer; such as the installation, maintenance, reading and replacement of meters and maintaining accounts and records.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•	An SCRC, which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations and other long-term investments and obligations.

•	An SBC, which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines.

•	An electricity consumption tax, which is a state mandated tax on electric energy consumption.

The energy charge and SCRC rates change semi-annually and are reconciled annually and differences between actual costs incurred versus current rates are either refunded or recovered in subsequent rates charged to customers.

PSNH distribution rates were set in a 2010 NHPUC rate case settlement, which expired on June 30, 2015.  As part of the 2015 settlement over the cost of the pollution-control equipment at PSNH's Merrimack facility, and the ability of PSNH to divest itself of its generation assets (as further described under "Generation Divestiture," below), PSNH agreed that its present distribution rates will stay in effect until at least July 1, 2017. However, certain aspects of the 2010 rate case settlement will continue, including funding for reliability enhancement program activities, adjustment of distribution rates for certain exogenous events that in the aggregate exceed $1 million, and major storm reserve funding.

Generation Divestiture

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the "Agreement") with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability on the balance sheet and an increase to Operations and Maintenance expense on the statement of income.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and a final plan and auction process was approved by the NHPUC in November 2016.  In December 2016, certain intervenors asked the NHPUC to reconsider certain aspects of its divestiture plan; the NHPUC rejected that request on December 23, 2016. On January 10, 2017, these intervenors appealed the NHPUC's decision to the New Hampshire Supreme Court, alleging procedural deficiencies, and complaining that the auction schedule and process were unreasonable. PSNH and the New Hampshire Attorney General's office acting on behalf of the NHPUC requested the Court to reject this appeal. On February 10, 2017, the New Hampshire Supreme Court issued an order declining to accept the appeal. We continue to believe the assets will be sold by the end of 2017.

As of December 31, 2016, PSNH's energy service rate base subject to divestiture, was approximately $625 million. This rate base will be reduced by the amount of the sales proceeds from the generation assets that are divested and sold. Upon completion of the divestiture process, full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers. For further information, see "Regulatory Developments and Rate Matters - New Hampshire - Generation Divestiture" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Electric Power Supply

During 2016, approximately 48 percent of PSNH's load was met through its own generation, long-term power supply provided pursuant to orders of the NHPUC, and contracts with competitive energy suppliers. The remaining 52 percent of PSNH's load was met by short-term (less than one year) purchases and spot purchases in the competitive New England wholesale power market. PSNH expects to meet its load requirements in 2017 in a similar manner. Included in the 48 percent above are PSNH's obligations to purchase power from approximately two dozen IPPs, the output of which it either uses to serve its customer load or sells into the ISO-NE market.

Merrimack and Schiller Stations have recently operated at lower than historical capacity factors due to moderate regional temperatures. The Hydro stations' annual generation was lower than average due to low river flows. PSNH's Energy Service Rate has been set at 11.17 cents per kWh effective January 1, 2017, which includes full recovery of costs related to the Clean Air Project.

ELECTRIC TRANSMISSION SEGMENT

General

Each of CL&P, NSTAR Electric, PSNH and WMECO owns and maintains transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England.  Each of CL&P, NSTAR Electric, PSNH and WMECO, and most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  Under these arrangements, ISO-NE, a non-profit corporation whose board of directors and staff are independent of all market participants, serves as the regional transmission organization of the New England transmission system.

Wholesale Transmission Revenues

A summary of Eversource Energy's wholesale transmission revenues is as follows:

(Thousands of Dollars)	2016
CL&P	$575,735
NSTAR Electric	337,947
PSNH	151,354
WMECO	145,103
Total Wholesale Transmission Revenues	$1,210,139

Wholesale Transmission Rates

Wholesale transmission revenues are recovered through FERC approved formula rates.  Transmission revenues are collected from New England customers, including distribution customers of CL&P, NSTAR Electric, PSNH and WMECO.  The transmission rates provide for the annual reconciliation of estimated to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refunded to, transmission customers.

FERC Base ROE Complaints

Four separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties. Each complaint challenges the NETOs' previous base ROE of 11.14 percent or current base ROE of 10.57 percent and seeks to reduce it both for the four separate 15-month complaint periods and prospectively. For further information, see "FERC Regulatory Issues - FERC ROE Complaints" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

FERC Order No. 1000

On August 15, 2014, the D.C. Circuit Court of Appeals upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission, to allow for competition. ISO-NE and the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO made compliance filings to address this policy, which included exemption from competition for certain transmission solutions previously evaluated by ISO-NE, and the NETOs' rights to retain use and control of existing right of ways. This compliance was accepted by the FERC on December 14, 2015. At the same time, the NETOs filed an appeal to the D.C. Circuit Court of Appeals, challenging FERC's removal of the right of first refusal. State regulators have also filed an appeal, challenging the FERC's determination that ISO-NE should select public policy transmission projects after a competitive process. Oral arguments were heard by the Court on January 13, 2017, and the Court is expected to resolve the appeals in 2017.

Transmission Projects

During 2016, we were involved in the planning, development and construction of a series of electric transmission projects, including the Greater Hartford Central Connecticut solutions; and Greater Boston Reliability Solutions, which are a series of new transmission projects over the next five years that will enhance system reliability and improve capacity. We were involved in the planning and development of Northern Pass, which is our planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire; and the Seacoast Reliability Project, a transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region. For further information, see "Business Development and Capital Expenditures - Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Rate Base

Under our FERC-approved tariff, and with the exception of transmission projects that received specific FERC approval to include CWIP in rate base, transmission projects generally enter rate base after they are placed in commercial operation. At the end of 2016, our estimated transmission rate base was approximately $5.7 billion, including approximately $2.5 billion at CL&P, $1.5 billion at NSTAR Electric, $698 million at PSNH, and $722 million at WMECO.

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 289,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles, and Yankee Gas distributes natural gas to approximately 229,000 customers in 72 cities and towns in Connecticut covering 2,187 square miles. Total throughput (sales and transportation) in 2016 was approximately 63,186 MMBtu for NSTAR Gas and 55,679 MMBtu for Yankee Gas. Our natural gas businesses provide firm natural gas sales service to retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, and commercial and industrial customers who choose to purchase natural gas from Eversource Energy's natural gas distribution companies. A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy. NSTAR Gas has access to Hopkinton LNG Corp. facilities in Hopkinton, Massachusetts consisting of a LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas. NSTAR Gas also has access to Hopkinton LNG Corp. facilities in Acushnet, Massachusetts that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

Yankee Gas owns a 1.2 Bcf LNG facility in Waterbury, Connecticut, which is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas typically during periods of low demand.

NSTAR Gas and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  Predominantly all residential customers in the NSTAR Gas service territory buy natural gas supply and delivery from NSTAR Gas while all customers may choose their natural gas suppliers.  Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. NSTAR Gas offers firm transportation service to all customers who purchase natural gas from sources other than NSTAR Gas while Yankee Gas offers firm transportation service to its commercial and industrial customers who purchase natural gas from sources other than Yankee Gas.  In addition, both natural gas distribution companies offer interruptible transportation and interruptible natural gas sales service to those high volume commercial and industrial customers, generally during the colder months, that have the capability to switch from natural gas to an alternative fuel on short notice, for whom NSTAR Gas and Yankee Gas can interrupt service during peak demand periods or at any other time to maintain distribution system integrity.

The following table shows the sources of the 2016 total Eversource Energy natural gas franchise retail revenues based on categories of customers:

(Thousands of Dollars, except percentages)	2016	% of Total
Residential	$446,052	55
Commercial	279,001	35
Industrial	80,093	10
Total Retail Natural Gas Revenues	$805,146	100%

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes for 2016, as compared to 2015, is as follows:

	2016	2015	Percentage Change
Residential	35,734	38,455	(7.1)%
Commercial	41,895	43,006	(2.6)%
Industrial	20,413	21,538	(5.2)%
Total	98,042	102,999	(4.8)%
Total, Net of Special Contracts (1)	93,346	98,458	(5.2)%

(1) Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In 2016, our consolidated firm natural gas sales volumes were lower, as compared to 2015.  The 2016 firm natural gas sales volumes were negatively impacted by warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, throughout our natural gas service territories.  Heating degree days for 2016 were five percent lower in Connecticut, as compared to 2015.

For NSTAR Gas, the DPU approved a distribution revenue decoupling mechanism effective January 1, 2016. Natural gas distribution revenues are decoupled from their customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized. As a result, fluctuations in natural gas sales volumes in Massachusetts do not impact earnings.

Rates

NSTAR Gas and Yankee Gas are subject to regulation by the DPU and the PURA, respectively, which, among other things, have jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.  Both of Eversource Energy's natural gas companies are entitled under their respective state law to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, in order to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Retail natural gas delivery and supply rates are established by the DPU and the PURA and are comprised of:

•
A distribution charge consisting of a fixed customer charge and a demand and/or energy charge that collects the costs of building and expanding the natural gas infrastructure to deliver natural gas supply to its customers.  This also includes collection of ongoing operating costs;

•
A seasonal cost of gas adjustment clause ("CGAC") at NSTAR Gas that collects natural gas supply costs, pipeline and storage capacity costs, costs related to charge-offs of uncollected energy costs and working capital related costs.  The CGAC is reset semi-annually.  In addition, NSTAR Gas files interim changes to its CGAC factor when the actual costs of natural gas supply vary from projections by more than five percent; and

•
A local distribution adjustment clause ("LDAC") at NSTAR Gas that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, and costs associated with low income customers.  The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

•
Purchased Gas Adjustment ("PGA") clause, which allows Yankee Gas to recover the costs of the procurement of natural gas for its firm and seasonal customers.  Differences between actual natural gas costs and collection amounts on August 31st of each year are deferred and then recovered from or refunded to customers during the following year.  Carrying charges on outstanding balances are calculated using Yankee Gas' weighted average cost of capital in accordance with the directives of the PURA.

•
Conservation Adjustment Mechanism ("CAM") at Yankee Gas, which allows 100 percent recovery of conservation costs through this mechanism including program incentives to promote energy efficiency, as well as recovery of any lost revenues associated with implementation of energy conservation measures.  A reconciliation of CAM revenues to expenses is performed annually with any difference being recovered from or refunded to customers, with carrying charges, during the following year.

NSTAR Gas purchases financial contracts based on the New York Mercantile Exchange ("NYMEX") natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its normal winter season natural gas supplies.  These purchases are made under a program approved by the DPU in 2006.  This practice attempts to minimize the impact of fluctuations in natural gas prices to NSTAR Gas' firm natural gas customers.  These financial contracts do not procure natural gas supply.  All costs incurred or benefits realized when these contracts are settled are included in the CGAC.

NSTAR Gas is subject to SQ metrics that measure safety, reliability and customer service and could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas will not be required to pay a SQ charge for its 2016 performance as it achieved results at or above target for all of its SQ metrics in 2016.

On October 30, 2015, the DPU issued its order in the NSTAR Gas distribution rate case, which approved an annualized base rate increase of $15.8 million, plus other increases of approximately $11.5 million, mostly relating to recovery of pension and PBOP expenses and the Hopkinton Gas Service Agreement, effective January 1, 2016.  In the order, the DPU also approved an authorized regulatory ROE of 9.8 percent, the establishment of a revenue decoupling mechanism, the recovery of certain bad debt expenses, and a 52.1 percent equity component of its capital structure.  On November 19, 2015, NSTAR Gas filed a motion for reconsideration of the order with the DPU seeking the correction of mathematical errors and other plant and cost of service items, which motion remains pending.

Yankee Gas' last rate proceeding was in 2011, which approved an allowed ROE of 8.83 percent and allowed for a substantial increase in annual spending for bare steel and cast iron pipeline replacement.  In 2015, Yankee Gas entered into a settlement agreement with the PURA staff pursuant to which Yankee Gas provided a $1.5 million rate credit to firm customers beginning in December 2015, and established an earnings sharing mechanism whereby Yankee Gas and its customers will share equally in any earnings exceeding a 9.5 percent ROE in a twelve month period commencing with the period from April 1, 2015 through March 31, 2016. As of December 31, 2016, Yankee Gas had not triggered any of the earnings sharing thresholds.

Massachusetts Natural Gas Replacement and Expansion

On July 7, 2014, Massachusetts enacted "An Act Relative to Natural Gas Leaks" (the "Act").  The Act establishes a uniform natural gas leak classification standard for all Massachusetts natural gas utilities and a program that accelerates the replacement of aging natural gas infrastructure. The program will enable companies, including NSTAR Gas, to better manage the scheduling and costs of replacement.  The Act also calls for the DPU to authorize natural gas utilities to design and offer programs to customers that will increase the availability, affordability and feasibility of natural gas service for new customers.

In October 2014, pursuant to the Act, NSTAR Gas filed the Gas System Enhancement Program ("GSEP") with the DPU.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system to within 25 years.  The GSEP includes a new tariff effective January 1, 2016 that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor.  On April 30, 2015, the DPU approved the GSEP.  We expect capital expenditures of approximately $255 million for the period 2016 through 2019 for the GSEP.

Connecticut Natural Gas Expansion Plan

In 2013, in accordance with Connecticut law and regulations, the PURA approved a comprehensive joint natural gas infrastructure expansion plan (the "Expansion Plan") filed by Yankee Gas and other Connecticut natural gas distribution companies.  The Expansion Plan described how Yankee Gas expects to add approximately 82,000 new natural gas heating customers over a 10-year period.  Yankee Gas estimates that its portion of the Expansion Plan will cost approximately $700 million over 10 years.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the Expansion Plan.  On November 30, 2016, Yankee Gas received PURA approval of its initial 2014 System Expansion Reconciliation as well as its 2015 Reconciliation after a combined review of the reconciliations by PURA. The PURA approval allowed for the recovery of the 2014 and 2015 combined deficiency balance of $3.65 million.

Sources and Availability of Natural Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport gas from major producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply under a firm portfolio management contract with a term of one year, which has a maximum quantity of approximately 154,700 MMBtu/day of firm flowing natural gas supplies and 76,700 MMBtu/day of firm natural gas storage supplies.

In addition to the firm transportation and natural gas supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands.  The LNG facilities, described below, are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline natural gas during the warmer months for vaporization and use during the heating season.  During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in the New York and Pennsylvania regions.  Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand.  NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf.

A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., which owns an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas.  NSTAR Gas also has access to Hopkinton LNG Corp. facilities that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

The PURA requires that Yankee Gas meet the needs of its firm customers under all weather conditions.  Specifically, Yankee Gas must structure its supply portfolio to meet firm customer needs under a design day scenario (defined as the coldest day in 30 years) and under a design year scenario (defined as the average of the four coldest years in the last 30 years).  Yankee Gas' on-system stored LNG and underground storage supplies help to meet consumption needs during the coldest days of winter.  Yankee Gas obtains its interstate capacity from the three interstate pipelines that directly serve Connecticut: the Algonquin, Tennessee and Iroquois Pipelines.  Yankee Gas has long-term firm contracts for capacity on TransCanada Pipelines Limited Pipeline, Vector Pipeline, L.P., Tennessee Gas Pipeline, Iroquois Gas Transmission Pipeline, Algonquin Pipeline, Union Gas Limited, Dominion Transmission, Inc., National Fuel Gas Supply Corporation, Transcontinental Gas Pipeline Company, and Texas Eastern Transmission, L.P. pipelines.

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, NSTAR Gas and Yankee Gas each believes that participation in planned and anticipated pipeline and storage expansion projects will be required in order for it to meet current and future sales growth opportunities.

NATURAL GAS PIPELINE EXPANSION

Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Spectra Energy Partners, LP and National Grid plc, through Algonquin Gas Transmission, LLC. Access Northeast is expected to enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and is expected to include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that are currently expected to be connected to the Algonquin natural gas pipeline. For further information, see "Business Development and Capital Expenditures – Access Northeast" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

OFF-SHORE WIND PROJECT

Bay State Wind is a proposed off-shore wind project being jointly developed by Eversource and Denmark-based DONG Energy. Bay State Wind will be located in a 300-square-mile area approximately 15 to 25 miles south of Martha's Vineyard that has the ultimate potential to generate at least 2,000 MW of wind power energy. Both Eversource and DONG Energy have a 50 percent ownership interest in Bay State Wind. In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for off-shore wind, creating contracting opportunities for projects like Bay State Wind. The initial RFP is due to be released by June 30, 2017 and Bay State Wind will be bid into that RFP.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of approximately $9.6 billion from 2017 through 2020, of which we expect approximately $5.3 billion to be in our electric and natural gas distribution segments and approximately $3.9 billion to be in our electric transmission segment.  We also project to invest approximately $0.4 billion in information technology and facilities upgrades and enhancements.  These projections do not include any expected investments related to either Access Northeast or Bay State Wind.

FINANCING

Our credit facilities and indentures require that Eversource Energy parent and certain of its subsidiaries, including CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas, comply with certain financial and non-financial covenants as are customarily included in such agreements, including maintaining a ratio of consolidated debt to total capitalization of no more than 65 percent.  All of these companies currently are, and expect to remain, in compliance with these covenants.

As of December 31, 2016, a total of $745 million of Eversource's long-term debt is classified as current liabilities, $250 million, $400 million, $70 million and $25 million for CL&P, NSTAR Electric, PSNH and NSTAR Gas, respectively, and will be paid in the next 12 months.

NUCLEAR FUEL STORAGE

CL&P, NSTAR Electric, PSNH, WMECO and several other New England electric utilities are stockholders in three inactive regional nuclear generation companies, CYAPC, MYAPC and YAEC (collectively, the Yankee Companies).  The Yankee Companies have completed the physical decommissioning of their respective generation facilities and are now engaged in the long-term storage of their spent nuclear fuel.  The Yankee Companies have completed collection of their decommissioning and closure costs through the proceeds from the spent nuclear fuel litigation against the DOE and has refunded amounts to its member companies.  These proceeds were used by the Yankee Companies to offset the decommissioning and closure cost amounts due from their member companies or to decrease the wholesale FERC-approved rates charged under power purchase agreements with CL&P, NSTAR Electric, PSNH and WMECO and several other New England utilities.  The decommissioning rates charged by the Yankee Companies have been reduced to zero.  CL&P, NSTAR Electric, PSNH and WMECO can recover these costs from, or refund proceeds to, their customers through state regulatory commission-approved retail rates.

We consolidate the assets and obligations of CYAPC and YAEC on our consolidated balance sheet because we own more than 50 percent of these companies.

For information on the DOE proceeds received related to the spent nuclear fuel litigation, see Note 11C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," in the accompanying Item 8, Financial Statements and Supplementary Data.

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

Water Quality Requirements

The Clean Water Act requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System ("NPDES") permit from the EPA or state environmental agency specifying the allowable quantity and characteristics of its effluent.  States may also require additional permits for discharges into state waters.  We are in the process of maintaining or renewing all required NPDES or state discharge permits in effect for PSNH's generation facilities.

In 1997, PSNH filed in a timely manner for a renewal of the NPDES permit for the Merrimack Station.  As a result, the existing permit was administratively continued.  In 2011, the EPA issued a draft renewal NPDES permit for PSNH's Merrimack Station for public review and comment.  The proposed permit contains many significant conditions to future operation.  The proposed permit would require PSNH to install a closed-cycle cooling system (including cooling towers) at the station.  The EPA estimated that the net present value cost to install this system and operate it over a 20-year period would be approximately $112 million.  PSNH and other electric utility groups filed thousands of pages of comments contesting EPA's draft permit requirements.  PSNH stated that the data and studies supplied to the EPA demonstrate the fact that a closed-cycle cooling system is not warranted.  On April 18, 2015 EPA issued a revised section of the draft NPDES permit for Merrimack Station. The revised portion of the draft permit deals solely with the treatment of wastewater from the flue gas desulfurization system.  On August 18, 2015 PSNH again submitted comments.  The EPA does not have a set deadline to consider comments and to issue a final permit.  Merrimack Station is permitted to continue to operate under its present permit pending issuance of the final permit and subsequent resolution of matters appealed by PSNH and other parties.  Due to the site specific characteristics of PSNH's other coal- and oil-fired electric generating stations, we believe it is unlikely that they would face similar permitting determinations.

Air Quality Requirements

The Clean Air Act Amendments ("CAAA"), as well as New Hampshire law, impose stringent requirements on emissions of SO2 and NOX for the purpose of controlling acid rain and ground level ozone.  In addition, the CAAA address the control of toxic air pollutants.  Requirements for the installation of continuous emissions monitors and expanded permitting provisions also are included.

In 2011, the EPA finalized the Mercury and Air Toxic Standards ("MATS") that require the reduction of emissions of hazardous air pollutants from new and existing coal- and oil-fired electric generating stations.  Previously referred to as the Utility MACT (maximum achievable control technology) rules, it establishes emission limits for mercury, arsenic and other hazardous air pollutants from coal- and oil-fired electric generating stations.  MATS is the first implementation of a nationwide emissions standard for hazardous air pollutants across all electric generating units and provides utility companies with up to five years to meet the requirements.  PSNH owns and operates approximately 1,000 MW of coal- and oil-fired electric generating stations subject to MATS, including the two units at Merrimack Station, Newington Station and the two coal units at Schiller Station.  The Clean Air Project at our Merrimack Station, together with existing equipment, has enabled the facility to meet the MATS requirements.  In 2016, additional controls were also installed at the two coal-fired units at Schiller Station.

Each of the states in which we do business also has Renewable Portfolio Standards ("RPS") requirements, which generally require fixed percentages of our energy supply to come from renewable energy sources such as solar, hydropower, landfill gas, fuel cells and other similar sources.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2016, the total RPS obligation was 9.0 percent and it will ultimately reach 24.8 percent in 2025. Energy suppliers, like PSNH, must possess sufficient quantities of RECs to satisfy the RPS requirements. PSNH owns renewable sources and uses a portion of internally generated RECs to meet its RPS obligations and sells other internally generated RECs when it is economically beneficial to do so. To the extent that a supplier, like PSNH, does not possess sufficient RECs to satisfy its RPS requirements, it makes up any shortfall by making an alternative compliance payment at a rate per REC established by law. The costs of both the RECs and alternative compliance payments are recovered by PSNH through its default energy service rates charged to customers.

Similarly, Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2016, the total RPS obligation was 21.0 percent and will ultimately reach 27 percent in 2020. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its GSC rate.

Massachusetts' RPS program also requires electricity suppliers to meet renewable energy standards. For 2016, the requirement was 21.03 percent, and will ultimately reach 22.1 percent in 2020. NSTAR Electric and WMECO are permitted to recover any costs incurred in complying with RPS from its customers through rates. WMECO also owns renewable solar generation resources. The RECs generated from WMECO's solar units are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or Natural Resource Damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous waste sites. As of December 31, 2016, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was approximately $65.8 million, representing 61 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose risks to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $59.0 million of the total $65.8 million as of December 31, 2016. MGP costs are recoverable through rates charged to our customers.

Electric and Magnetic Fields

For more than twenty years, published reports have discussed the possibility of adverse health effects from electric and magnetic fields ("EMF") associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes.  Although weak health risk associations reported in some epidemiology studies remain unexplained, most researchers, as well as numerous scientific review panels, considering all significant EMF epidemiology and laboratory studies, have concluded that the available body of scientific information does not support the conclusion that EMF affects human health.

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

Global Climate Change and Greenhouse Gas Emission Issues

Global climate change and greenhouse gas emission issues have received an increased focus from state governments and the federal government. The EPA initiated a rulemaking addressing greenhouse gas emissions and, on December 7, 2009, issued a finding that concluded that greenhouse gas emissions are "air pollution" that endangers public health and welfare and should be regulated.  The largest source of greenhouse gas emissions in the U.S. is the electricity generating sector.  The EPA has mandated greenhouse gas emission reporting beginning in 2011 for emissions for certain aspects of our business including stationary combustion, volume of gas supplied to large customers and fugitive emissions of SF6 gas and methane.

We are continually evaluating the regulatory risks and regulatory uncertainty presented by climate change concerns.  Such concerns could potentially lead to additional rules and regulations that impact how we operate our business, both in terms of the generating facilities we own and operate as well as general utility operations.  These could include federal "cap and trade" laws, carbon taxes, fuel and energy taxes, or regulations requiring additional capital expenditures at our generating facilities.  We expect that any costs of these rules and regulations would be recovered from customers.

Connecticut, New Hampshire and Massachusetts are each members of the Regional Greenhouse Gas Initiative (RGGI), a cooperative effort by nine northeastern and mid-Atlantic states, to develop a regional program for stabilizing and reducing CO2 emissions from coal- and oil-fired electric generating plants.  Because CO2 allowances issued by any participating state are usable across all nine RGGI state programs, the individual state CO2 trading programs, in the aggregate, form one regional compliance market for CO2 emissions.  The third three-year control period took effect on January 1, 2015 and extends through December 31, 2017.  In this control period, each regulated power plant must hold CO2 allowances equal to 50 percent of its emissions during each of the first two years of the three-year period, and hold CO2 allowances equal to 100 percent of its remaining emissions for the three-year control period at the end of the period.

PSNH anticipates that its generating units will emit between one million and three million tons of CO2 per year, depending on the capacity factor and the utilization of the respective generation plant, excluding emissions from the operation of PSNH's Northern Wood Power Project, which emissions are an offset.  PSNH satisfied its RGGI requirements by purchasing CO2 allowances at auction.  The cost of complying with RGGI requirements is recoverable from PSNH customers.  Current legislation provides that the portion of the RGGI auction proceeds in excess of $1 per allowance will be refunded to customers.

Because none of Eversource Energy's other subsidiaries, CL&P, NSTAR Electric or WMECO, currently owns any generating assets (other than WMECO's solar photovoltaic facilities that do not emit CO2), none of them is required to acquire CO2 allowances.  However, the CO2 allowance costs borne by the generating facilities that are utilized by wholesale energy suppliers to satisfy energy supply requirements to CL&P, NSTAR Electric and WMECO are likely to be included in the overall wholesale rates charged, which costs are then recoverable through rates charged to our customers.

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

PSNH currently owns nine hydroelectric generating stations with a current claimed capability representing winter rates of approximately 71 MW, eight of which are licensed by the FERC under long-term licenses that expire on varying dates from 2017 through 2047.  PSNH and its hydroelectric projects are subject to conditions set forth in such licenses, the Federal Power Act and related FERC regulations, including provisions related to the condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, possible takeover of a project after expiration of its license upon payment of net investment and severance damages and other matters.  PSNH is currently completing the relicensing application for its 6.5 MW Eastman Falls Hydro Station, the license for which expires in 2017.

EMPLOYEES

As of December 31, 2016, Eversource Energy employed a total of 7,762 employees, excluding temporary employees, of which 1,258 were employed by CL&P, 1,627 were employed by NSTAR Electric, 928 were employed by PSNH, and 297 were employed by WMECO. Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by 11 collective bargaining agreements.

INTERNET INFORMATION

Our website address is www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource Energy's, CL&P's, NSTAR Electric's, PSNH's and WMECO's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed. Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K.  Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at Eversource Energy, 107 Selden Street, Berlin, CT 06037.

Item 1A.    Risk Factors

In addition to the matters set forth under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" included immediately prior to Item 1, Business, above, we are subject to a variety of significant risks. Our susceptibility to certain risks, including those discussed in detail below, could exacerbate other risks. These risk factors should be considered carefully in evaluating our risk profile.

Cyber attacks could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

A successful cyber attack on the information technology systems that control our transmission and distribution systems, generation facilities or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach of certain information technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

We have instituted safeguards to protect our information technology systems and assets. We devote substantial resources to network and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse and interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation, requires certain safeguards to be implemented to deter cyber attacks. These safeguards may not always be effective due to the evolving nature of cyber attacks.

Any such cyber breaches could result in loss of service to customers and a significant decrease in revenues, which could have a material adverse impact on our financial position, results of operations or cash flows.

Acts of war or terrorism, both threatened and actual, or physical attacks could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Acts of war or terrorism, both threatened and actual, or actual physical attacks that damage our transmission and distribution systems, generation facilities or other assets could negatively impact our ability to transmit, distribute or generate energy, or operate our systems efficiently or at all. Because our transmission systems and generation facilities are part of an interconnected regional grid, we face the risk of blackout due to grid disturbances or disruptions on a neighboring interconnected system. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers and a significant decrease in revenues.

Any such acts of war or terrorism, physical attacks or grid disturbances could result in a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows.

Strategic development opportunities may not be successful and projects may not commence operation as scheduled or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the New England region related to the construction of electric and natural gas transmission facilities, off-shore wind electric generation facilities, interconnections to generating resources and other investment opportunities. The development, construction and expansion of electric transmission and generation facilities and natural gas transmission facilities involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, new legislation, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, and actions of strategic partners. Should any of these factors result in such delays or cancellations, our financial position, results of operations, and cash flows could be adversely affected or our future growth opportunities may not be realized as anticipated.

As a result of legislative and regulatory changes during 2015, the states in which we provide service have implemented new procedures to select for construction new major electric transmission and natural gas pipeline facilities. These procedures require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers. If the projects in which we have invested are not selected for construction, it could have a material adverse effect on our future financial position, results of operations and cash flows.

The actions of regulators and legislators can significantly affect our earnings, liquidity and business activities.

The rates that our electric and natural gas companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters.

Under state and federal law, our electric and natural gas companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval.

The FERC has jurisdiction over our transmission costs recovery and the allowed ROE. The ROE has been contested by outside parties as unjust and unreasonable. Certain outside parties have filed four complaints against all electric companies under the jurisdiction of ISO-NE alleging that the ROE is unjust and unreasonable. The first complaint, which was concluded in 2015, resulted in a decrease of the allowed ROE. The second and third complaints are currently under review with the FERC. The fourth complaint period currently has not concluded. The FERC has initiated a review of the regional and local transmission rates due to a lack of adequate transparency. The FERC also found that the formula rates generally lacked sufficient details to determine how costs are derived and recovered in rates.

A federal appeals court decision has upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission. Additionally, the FERC affirmed that it can eliminate our right of first refusal to build transmission in New England even though the FERC previously approved and granted special protections to these rights. Implementation of FERC's goals in New England, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects, which may adversely affect our results of operation.

There is no assurance that the commissions will approve the recovery of all costs incurred by our electric and natural gas companies, including costs for construction, operation and maintenance, as well as a reasonable return on their respective regulated assets. The amount of costs incurred by the companies, coupled with increases in fuel and energy prices, could lead to consumer or regulatory resistance to the timely recovery of such costs, thereby adversely affecting our financial position, results of operations or cash flows.

We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and other areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. We also continue to pursue enhancements to standardize our systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

New technology, energy conservation measures and distributed generation could adversely affect our operations and financial results.

Advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in loss of market share and customers, and may require us to make significant expenditures to remain competitive. These changes in technology could also alter the channels through which electric customers buy or utilize energy, which could reduce our revenues or increase our expenses. Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. Customers' increased use of energy efficiency measures, distributed generation and energy storage technology could result in lower demand. Reduced demand due to energy efficiency measures and the use of distributed generation, to the extent not substantially offset through ratemaking or decoupling mechanisms, could have a material adverse impact on our financial condition, results of operations and cash flows.

Our transmission, distribution and generation systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission, distribution and generation systems is critical to the financial performance of our business. Our transmission, distribution and generation businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity and natural gas, including impacts on us or our customers; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; other unanticipated operations and maintenance expenses and liabilities; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electricity transmission system may increase. Any failure of our transmission, distribution and generation systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs. Outages at generating stations may be deemed imprudent by the NHPUC resulting in disallowance of replacement power and repair costs. Such costs that are not recoverable from our customers would have an adverse effect on our financial position, results of operations and cash flows.

Severe storms could cause significant damage to any of our facilities requiring extensive expenditures, the recovery for which is subject to approval by regulators.

Severe weather, such as ice and snow storms, hurricanes and other natural disasters, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

Our goodwill is valued and recorded at an amount that, if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2016, totaled $3.5 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization. The annual goodwill impairment test in 2016 resulted in a conclusion that our goodwill was not impaired.

Eversource Energy and its utility subsidiaries are exposed to significant reputational risks, which make them vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric and natural gas utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm the reputations of Eversource Energy and its subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view them in a favorable light; and may cause them to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material adverse effect on the business, financial position, results of operations and cash flows of Eversource Energy and each of its utility subsidiaries.

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

The unauthorized access to and the misappropriation of confidential and proprietary customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business we maintain sensitive customer, employee, financial and system operating information and are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cyber crime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We maintain limited privacy protection liability insurance to cover limited damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit card monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to avert, prevent or stop a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach. While we have implemented measures designed to prevent cyber attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

Costs of compliance with regulations, including environmental regulations and climate change legislation, may increase and have an adverse effect on our business and results of operations.

Our subsidiaries' operations are subject to extensive federal, state and local environmental statutes, rules and regulations that govern, among other things, air emissions, water discharges and the management of hazardous and solid waste. Compliance with these requirements requires us to incur significant costs relating to environmental monitoring, maintenance and upgrading of facilities, remediation and permitting. The costs of compliance with existing legal requirements or legal requirements not yet adopted may increase in the future. An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations or cash flows.

In addition, global climate change issues have received an increased focus from federal and state government agencies. Although we would expect that any costs of these rules and regulations would be recovered from customers, their impact on energy use by customers and the ultimate impact on our business would be dependent upon the specific rules and regulations adopted and cannot be determined at this time. The impact of these additional costs to customers could lead to a further reduction in energy consumption resulting in a decline in electricity and gas sales in our service territories, which would have an adverse impact on our business and financial position, results of operations or cash flows. Any failure by us to comply with environmental laws and regulations, even if due to factors beyond our control, or reinterpretations of existing requirements, could also increase costs. Existing environmental laws and regulations may be revised or new laws and regulations seeking to protect the environment may be adopted or become applicable to us. Revised or additional laws could result in significant additional expense and operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable in distribution company rates. The cost impact of any such laws, rules or regulations would be dependent upon the specific requirements adopted and cannot be determined at this time. For further information, see Item 1, Business - Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

Market performance or changes in assumptions require us to make significant contributions to our pension and other postretirement benefit plans.

We provide a defined benefit pension plan and other postretirement benefits for a substantial number of employees, former employees and retirees. Our future pension obligations, costs and liabilities are highly dependent on a variety of factors beyond our control. These factors include estimated investment returns, interest rates, discount rates, health care cost trends, benefit changes, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our future costs could increase significantly.  In addition, various factors, including underperformance of plan investments and changes in law or regulation, could increase the amount of contributions required to fund our pension plan in the future. Additional large funding requirements, when combined with the financing requirements of our construction program, could impact the timing and amount of future financings and negatively affect our financial position, results of operations or cash flows. For further information, see Note 9A, "Employee Benefits - Pensions and Postretirement Benefits Other Than Pensions," to the financial statements.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. In addition, a significant portion of our workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but cannot predict the impact of these plans on our ability to hire and retain key employees.

As a holding company with no revenue-generating operations, Eversource parent's liquidity is dependent on dividends from its subsidiaries, its commercial paper program, and its ability to access the long-term debt and equity capital markets.

Eversource parent is a holding company and as such, has no revenue-generating operations of its own. Its ability to meet its debt service obligations and to pay dividends on its common shares is largely dependent on the ability of its subsidiaries to pay dividends to or repay borrowings from Eversource parent, and/or Eversource parent's ability to access its commercial paper program or the long-term debt and equity capital markets. Prior to funding Eversource parent, the subsidiary companies have financial obligations that must be satisfied, including among others, their operating expenses, debt service, preferred dividends of certain subsidiaries, and obligations to trade creditors. Additionally, the subsidiary companies could retain their free cash flow to fund their capital expenditures in lieu of receiving equity contributions from Eversource parent. Should the subsidiary companies not be able to pay dividends or repay funds due to Eversource parent, or if Eversource parent cannot access its commercial paper programs or the long-term debt and equity capital markets, Eversource parent's ability to pay interest, dividends and its own debt obligations would be restricted.

Item 1B.    Unresolved Staff Comments

We do not have any unresolved SEC staff comments.

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2016, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	510	70
Transformer capacity (in kVa)	42,516,000	16,346,000
Overhead lines (in circuit miles)	40,321	3,939
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Underground lines (distribution in circuit miles and transmission in cable miles)	17,043	402
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH		WMECO
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	182	19	134	26	151	18	43	7
Transformer capacity (in kVa)	19,874,000	3,633,000	11,658,000	6,716,000	5,372,000	5,905,000	5,612,000	92,000
Overhead lines (in circuit miles)	16,947	1,662	7,985	750	11,977	1,046	3,412	481
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115 to 345	N/A	69 to 345
Underground lines (distribution in circuit miles and transmission in cable miles)	6,586	136	7,533	255	1,850	1	1,074	10
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Underground and overhead line transformers in service	621,123	289,174	126,566	162,433	42,950
Aggregate capacity (in kVa)	35,539,546	15,496,087	11,546,818	6,313,118	2,183,523

Electric Generating Plants

As of December 31, 2016, PSNH owned the following electric generating plants:

Type of Plant	Number of Units	Year Installed	Claimed Capability* (kilowatts)
Steam Plants	5	1952-74	935,343
Hydro	20	1901-83	58,115
Internal Combustion	5	1968-70	101,869
Biomass	1	2006	42,594
Total PSNH Generating Plant	31		1,137,921

*	Claimed capability represents winter ratings as of December 31, 2016. The combined nameplate capacity of the generating plants is approximately 1,200 MW.

As of December 31, 2016, WMECO owned the following electric generating plants:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts)
Solar Fixed Tilt, Photovoltaic	3	2010-14	8,000

**	Claimed capability represents the direct current nameplate capacity of the plant.

CL&P and NSTAR Electric do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2016, Yankee Gas owned 28 active gate stations, 202 district regulator stations, and approximately 3,345 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

As of December 31, 2016, NSTAR Gas owned 21 active gate stations, 166 district regulator stations, and approximately 3,272 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, MA. In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, MA. Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

Franchises

CL&P  Subject to the power of alteration, amendment or repeal by the General Assembly of Connecticut and subject to certain approvals, permits and consents of public authority and others prescribed by statute, CL&P has, subject to certain exceptions not deemed material, valid franchises free from burdensome restrictions to provide electric transmission and distribution services in the respective areas in which it is now supplying such service.

In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth under Connecticut law and the special acts of the General Assembly constituting its charter, to manufacture, generate, purchase and/or sell electricity at retail, including to provide Standard Service, Supplier of Last Resort service and backup service, to sell electricity at wholesale and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain.  Connecticut law prohibits an electric distribution company from owning or operating generation assets.  However, under "An Act Concerning Electricity and Energy Efficiency," enacted in 2007, an electric distribution company, such as CL&P, is permitted to purchase an existing electric generating plant located in Connecticut that is offered for sale, subject to prior approval from the PURA and a determination by the PURA that such purchase is in the public interest.

NSTAR Electric and NSTAR Gas  Through their charters, which are unlimited in time, NSTAR Electric and NSTAR Gas have the right to engage in the business of delivering and selling electricity and natural gas within their respective service territories, and have powers incidental thereto and are entitled to all the rights and privileges of and subject to the duties imposed upon electric and natural gas companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines and natural gas distribution pipelines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature.  Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric or natural gas delivery service to retail customers within NSTAR's service territory without the written consent of NSTAR Electric and/or NSTAR Gas.  This consent must be filed with the DPU and the municipality so affected.

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

PSNH  The NHPUC, pursuant to statutory requirements, has issued orders granting PSNH exclusive franchises to distribute electricity in the respective areas in which it is now supplying such service.

In addition to the right to distribute electricity as set forth above, the franchises of PSNH include, among others, rights and powers to manufacture, generate, purchase, and transmit electricity, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on certain public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law.  PSNH's status as a public utility gives it the ability to petition the NHPUC for the right to exercise eminent domain for distribution services and for transmission eligible for regional cost allocation.

PSNH is also subject to certain regulatory oversight by the Maine Public Utilities Commission and the Vermont Public Service Board.

WMECO  WMECO is authorized by its charter to conduct its electric business in the territories served by it, and has locations in the public highways for transmission and distribution lines.  Such locations are granted pursuant to the laws of Massachusetts by the Department of Public Works of Massachusetts or local municipal authorities and are of unlimited duration, but the rights thereby granted are not vested.  Such locations are for specific lines only and for extensions of lines in public highways.  Further similar locations must be obtained from the Department of Public Works of Massachusetts or the local municipal authorities.  In addition, WMECO has been granted easements for its lines in the Massachusetts Turnpike by the Massachusetts Turnpike Authority and pursuant to state laws, has the power of eminent domain.

The Massachusetts restructuring legislation applicable to NSTAR Electric (described above) is also applicable to WMECO.

Yankee Gas  Yankee Gas holds valid franchises to sell natural gas in the areas in which Yankee Gas supplies natural gas service, which it acquired either directly or from its predecessors in interest.  Generally, Yankee Gas holds franchises to serve customers in areas designated by those franchises as well as in most other areas throughout Connecticut so long as those areas are not occupied and served by another natural gas utility under a valid franchise of its own or are not subject to an exclusive franchise of another natural gas utility or by consent.  Yankee Gas' franchises are perpetual but remain subject to the power of alteration, amendment or repeal by the General Assembly of the State of Connecticut, the power of revocation by the PURA and certain approvals, permits and consents of public authorities and others prescribed by statute.  Generally, Yankee Gas' franchises include, among other rights and powers, the right and power to manufacture, generate, purchase, transmit and distribute natural gas and to erect and maintain certain facilities on public highways and grounds, and the right of eminent domain, all subject to such consents and approvals of public authorities and others as may be required by law.

Item 3.    Legal Proceedings

1.    Yankee Companies v. U.S. Department of Energy

DOE Phase I Damages - In 1998, the Yankee Companies filed separate complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal by January 31, 1998 pursuant to the terms of the 1983 spent fuel and high-level waste disposal contracts between the Yankee Companies and the DOE ("DOE Phase I Damages"). Phase I covered damages for the years 1998 through 2002. Following multiple appeals and cross-appeals in December 2012, the judgment awarding $39.6 million, $38.3 million and $81.7 million to CYAPC, YAEC and MYAPC, respectively, became final.

In January 2013, the proceeds from the DOE Phase I Damages Claim were received by the Yankee Companies and transferred to each Yankee Company's respective decommissioning trust.

In June 2013, FERC approved CYAPC, YAEC and MYAPC to reduce rates in their wholesale power contracts through the application of the DOE proceeds for the benefit of customers. Changes to the terms of the wholesale power contracts became effective on July 1, 2013. In accordance with the FERC order, CL&P, NSTAR Electric, PSNH and WMECO began receiving the benefit of the DOE proceeds, and the benefits have been passed on to customers.

On September 17, 2014, in accordance with the MYAPC refund plan, MYAPC returned a portion of the DOE Phase I Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, in the amount of $3.2 million, $1.1 million, $1.4 million and $0.8 million, respectively.

DOE Phase II Damages - In December 2007, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel generated in years 2001 through 2008 for CYAPC and YAEC and from 2002 through 2008 for MYAPC ("DOE Phase II Damages"). In November 2013, the court issued a final judgment awarding $126.3 million, $73.3 million, and $35.8 million to CYAPC, YAEC and MYAPC, respectively. On January 14, 2014, the Yankee Companies received a letter from the U.S. Department of Justice stating that the DOE will not appeal the court's final judgment.

In March and April 2014, CYAPC, YAEC and MYAPC received payment of $126.3 million, $73.3 million and $35.8 million, respectively, of the DOE Phase II Damages proceeds and made the required informational filing with FERC in accordance with the process and methodology outlined in the 2013 FERC order. The Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers, on June 1, 2014. Refunds to CL&P's, NSTAR Electric's, PSNH's and WMECO's customers for these DOE proceeds began in the third quarter of 2014 and all refunds under these proceedings have been disbursed.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012 ("DOE Phase III"). The DOE Phase III trial concluded on July 1, 2015, followed by a post-trial briefing that concluded on October 4, 2015. On March 25, 2016, the court issued its decision and awarded CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively. In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought in the DOE Phase III. The decision became final on July 18, 2016, and the Yankee Companies received the awards from the DOE on October 14, 2016. The Yankee Companies received FERC approval of their proposed distribution of certain amounts of the awarded damages proceeds to member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, which CYAPC and MYAPC made in December 2016. MYAPC also refunded $56.5 million from its spent nuclear fuel trust, a portion of which was also refunded to the Eversource utility subsidiaries. In total, Eversource received $26.1 million, of which CL&P, NSTAR Electric, PSNH and WMECO received $13.6 million, $5.0 million, $3.9 million, and $3.6 million, respectively. These amounts will be refunded to the customers of the respective Eversource utility subsidiaries.

2.    Other Legal Proceedings

For further discussion of legal proceedings, see Item 1, Business: "– Electric Distribution Segment," "– Electric Transmission Segment," and "– Natural Gas Distribution Segment" for information about various state and federal regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; "– Nuclear Fuel Storage" for information related to nuclear waste; and "– Other Regulatory and Environmental Matters" for information about proceedings involving water and air quality requirements, toxic substances and hazardous waste, electric and magnetic fields, and other matters. In addition, see Item 1A, Risk Factors, for general information about several significant risks.

Item 4.    Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of Eversource Energy as of February 22, 2017. All of the Company's officers serve terms of one year and until their successors are elected and qualified:

Name	Age	Title
James J. Judge	61	President and Chief Executive Officer
Philip J. Lembo	61	Executive Vice President, Chief Financial Officer and Treasurer
Gregory B. Butler	59	Executive Vice President and General Counsel
Christine M. Carmody	54	Executive Vice President-Human Resources and Information Technology
Joseph R. Nolan, Jr.	53	Executive Vice President-Customer and Corporate Relations
Leon J. Olivier	69	Executive Vice President-Enterprise Energy Strategy and Business Development
Werner J. Schweiger	57	Executive Vice President and Chief Operating Officer
Jay S. Buth	47	Vice President, Controller and Chief Accounting Officer

James J. Judge.  Mr. Judge has served as President and Chief Executive Officer and a Trustee of Eversource Energy and as Chairman of CL&P, NSTAR Electric, PSNH and WMECO since May 4, 2016; as Chairman, President and Chief Executive Officer of Eversource Service and Chairman of NSTAR Gas and Yankee Gas since May 9, 2016; and as a Director of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service since April 10, 2012, and of NSTAR Electric and NSTAR Gas since September 27, 1999. Mr. Judge previously served as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from April 10, 2012 until May 4, 2016, and of NSTAR Gas, Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. He was Senior Vice President and Chief Financial Officer of NSTAR, NSTAR Electric and NSTAR Gas from 1999 until April 10, 2012.  Mr. Judge has served as Chairman of the Board of Eversource Energy Foundation, Inc. since May 9, 2016 and as a Director since April 10, 2012.  He was Treasurer of Eversource Energy Foundation, Inc. from April 10, 2012 to May 9, 2016. He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Philip J. Lembo. Mr. Lembo has served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service since August 8, 2016; as a Director of CL&P, NSTAR Electric, PSNH and WMECO since May 4, 2016, and of NSTAR Gas, Yankee Gas and Eversource Service since May 9, 2016. Mr. Lembo previously served as Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from May 4, 2016 until August 8, 2016, and of NSTAR Gas, Yankee Gas and Eversource Service from May 9, 2016 until August 8, 2016. He was Vice President and Treasurer of Eversource Energy, CL&P, PSNH and WMECO from April 10, 2012 until May 4, 2016, and of Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. Mr. Lembo was Vice President and Treasurer of NSTAR Electric from March 29, 2006 until May 4, 2016, of NSTAR Gas from March 29, 2006 until May 9, 2016, and of NSTAR from March 29, 2006 until April 10, 2012. Mr. Lembo has served as a Director and as Treasurer of Eversource Energy Foundation, Inc. since May 9, 2016. He has served as a Trustee of the NSTAR Foundation since May 9, 2016.

Gregory B. Butler.  Mr. Butler has served as Executive Vice President and General Counsel of Eversource Energy, CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service since August 8, 2016; as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012, of Eversource Service since November 27, 2012, and of CL&P, PSNH, WMECO and Yankee Gas since April 22, 2009.  Mr. Butler previously served as Senior Vice President and General Counsel of Eversource Energy from May 1, 2014 until August 8, 2016, of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 8, 2016, and of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from March 9, 2006 until August 8, 2016. He was Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014; and Senior Vice President and General Counsel of Eversource Energy from December 1, 2005 until April 10, 2012.  Mr. Butler has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service since August 8, 2016, and as a Director of Eversource Service since November 27, 2012. Ms. Carmody previously served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016, of Eversource Service from April 10, 2012 until August 8, 2016, of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014, and of NSTAR Electric and NSTAR Gas from August 1, 2008 until September 29, 2014. She was a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014, and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  Ms. Carmody was Vice President-Organizational Effectiveness of NSTAR, NSTAR Electric and NSTAR Gas from June 2006 until August 2008. Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service since August 8, 2016, and as a Director of Eversource Service since November 27, 2012. Mr. Nolan previously served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016, of Eversource Service from April 10, 2012 until August 8, 2016, of NSTAR Electric and NSTAR Gas from April 10, 2012 until September 29, 2014, and of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014. Mr. Nolan was a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014, and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  He was Senior Vice President-Customer & Corporate Relations of NSTAR, NSTAR Electric and NSTAR Gas from 2006 until April 10, 2012.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014 and of Eversource Service since August 11, 2014, and as a Director of Eversource Service since January 17, 2005. Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy from May 13, 2008 until September 2, 2014, and of Eversource Service from May 13, 2008 until August 11, 2008. He was Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014, of CL&P, PSNH, WMECO and Yankee Gas from January 15, 2007 until August 11, 2014, and of CL&P from September 10, 2001 until September 29, 2014. He was a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014, of PSNH, WMECO and Yankee Gas from January 17, 2005 until September 29, 2014, and of CL&P from September 10, 2001 until September 29, 2014.   Mr. Olivier was Executive Vice President-Operations of Eversource Energy from February 13, 2007 until May 12, 2008, and of Eversource Service from January 15, 2007 until May 12, 2008.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014, and of Eversource Service since August 11, 2014; as Chief Executive Officer of CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas and Yankee Gas since August 11, 2014; as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014, and of CL&P, NSTAR Electric, PSNH and WMECO since May 28, 2013.  He was President of CL&P from June 2, 2015 until June 27, 2016; President of NSTAR Gas and Yankee Gas from September 29, 2014 until November 10, 2014; and President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014. Mr. Schweiger was President of NSTAR Electric from April 10, 2012 until January 16, 2013; and a Director of NSTAR Electric from November 27, 2012 until January 16, 2013.  He was Senior Vice President-Operations of NSTAR Electric and NSTAR Gas from February 27, 2002 until April 10, 2012.  Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service since April 10, 2012.  Mr. Buth previously served as Vice President-Accounting and Controller of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from June 9, 2009 until April 10, 2012.  Mr. Buth was Vice President and Controller for New Jersey Resources Corporation, an energy services holding company that provides natural gas and wholesale energy services, including transportation, distribution and asset management, from June 2006 through January 2009.

PART II

Item 5.    Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Market Information and (c) Dividends

Eversource.  Our common shares are listed on the New York Stock Exchange.  The ticker symbol is "ES."  The high and low sales prices of our common shares and the dividends declared, for the past two years, by quarter, are shown below.

Year	Quarter	High	Low	Dividends Declared
2016	First	$58.81	$50.01	$0.4450
	Second	59.95	53.90	0.4450
	Third	60.44	53.08	0.4450
	Fourth	55.74	50.56	0.4450

2015	First	$56.83	$48.54	$0.4175
	Second	51.42	45.20	0.4175
	Third	52.15	44.64	0.4175
	Fourth	52.85	48.18	0.4175

Information with respect to dividend restrictions for us, CL&P, NSTAR Electric, PSNH, and WMECO is contained in Item 8, Financial Statements and Supplementary Data, in the Combined Notes to Financial Statements, within this Annual Report on Form 10-K.

There is no established public trading market for the common stock of CL&P, NSTAR Electric, PSNH and WMECO.  All of the common stock of CL&P, NSTAR Electric, PSNH and WMECO is held solely by Eversource.

Common stock dividends approved and paid to Eversource during the year were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015
CL&P	$199.6	$196.0
NSTAR Electric	278.3	198.0
PSNH	77.6	106.0
WMECO	38.0	37.2

(b)    Holders

As of January 31, 2017, there were 39,191 registered common shareholders of our company on record.  As of the same date, there were a total of 316,885,808 shares issued.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included in this Annual Report on Form 10-K.

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2011 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2012 through 2016, assuming all dividends are reinvested.

December 31,
	2011	2012	2013	2014	2015	2016
Eversource Energy	$100	$112	$126	$164	$162	$181
EEI Index	$100	$102	$115	$149	$143	$168
S&P 500	$100	$116	$154	$175	$177	$198

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to shares awarded under the Company's Incentive Plan and Dividend Reinvestment Plan and matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2016	434,477	$52.98	—	—
November 1 - November 30, 2016	10,465	53.55	—	—
December 1 - December 31, 2016	102,302	55.36	—	—
Total	547,244	$53.44	—	—

Item 6.    Selected Consolidated Financial Data

Eversource Selected Consolidated Financial Data (Unaudited)

(Thousands of Dollars, except percentages and common share information)	2016	2015	2014	2013	2012 (a)
Balance Sheet Data:
Property, Plant and Equipment, Net	$21,350,510	$19,892,441	$18,647,041	$17,576,186	$16,605,010
Total Assets	32,053,173	30,580,309	29,740,387	27,760,315	28,269,780
Total Capitalization (b) (c)	20,470,539	19,542,240	18,946,395	18,042,052	17,323,068
Obligations Under Capital Leases (b)	8,924	8,222	9,434	10,744	11,071
Income Statement Data:
Operating Revenues	$7,639,129	$7,954,827	$7,741,856	$7,301,204	$6,273,787
Net Income	$949,821	$886,004	$827,065	$793,689	$533,077
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519	7,682	7,132
Net Income Attributable to Common Shareholders	$942,302	$878,485	$819,546	$786,007	$525,945
Common Share Data:
Net Income Attributable to Common Shareholders:
Basic Earnings Per Common Share	$2.97	$2.77	$2.59	$2.49	$1.90
Diluted Earnings Per Common Share	$2.96	$2.76	$2.58	$2.49	$1.89
Weighted Average Common Shares Outstanding:
Basic	317,650,180	317,336,881	316,136,748	315,311,387	277,209,819
Diluted	318,454,239	318,432,687	317,417,414	316,211,160	277,993,631
Dividends Declared Per Common Share	$1.78	$1.67	$1.57	$1.47	$1.32
Market Price - Closing (high) (d)	$59.26	$54.52	$56.15	$45.33	$40.57
Market Price - Closing (low) (d)	$48.94	$44.63	$41.52	$38.67	$33.53
Market Price - Closing (end of year) (d)	$55.23	$51.07	$53.52	$42.39	$39.08
Book Value Per Common Share (end of year)	$33.80	$32.64	$31.47	$30.49	$29.41
Tangible Book Value Per Common Share (end of year) (e)	$22.70	$21.54	$20.37	$19.32	$18.21
Rate of Return Earned on Average Common Equity (%) (f)	9.0	8.7	8.4	8.3	7.9
Market-to-Book Ratio (end of year) (g)	1.6	1.6	1.7	1.4	1.3
Capitalization:
Total Equity	52%	53%	53%	53%	53%
Preferred Stock Not Subject to Mandatory Redemption	1	1	1	1	1
Long-Term Debt (b) (c)	47	46	46	46	46
	100%	100%	100%	100%	100%

CL&P Selected Financial Data (Unaudited)
(Thousands of Dollars)	2016	2015	2014	2013	2012
Operating Revenues	$2,805,955	$2,802,675	$2,692,582	$2,442,341	$2,407,449
Net Income	334,254	299,360	287,754	279,412	209,725
Cash Dividends on Common Stock	199,599	196,000	171,200	151,999	100,486
Property, Plant and Equipment, Net	7,632,392	7,156,809	6,809,664	6,451,259	6,152,959
Total Assets	10,035,044	9,592,957	9,344,400	8,965,906	9,127,602
Total Capitalization(b)	6,352,597	6,020,599	5,879,210	5,545,307	5,502,832
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200	116,200	116,200	116,200
Obligations Under Capital Leases (b)	6,767	7,624	8,439	9,309	9,960

(a) The 2012 results include the operations of NSTAR beginning April 10, 2012.
(b) Includes portions due within one year.
(c ) Excludes RRBs.
(d) Market price information reflects closing prices as reflected by the New York Stock Exchange.
(e) Common Shareholders' Equity adjusted for goodwill and intangibles divided by total common shares outstanding.
(f) Net Income Attributable to Common Shareholders divided by average Common Shareholders' Equity.
(g) The closing market price divided by the book value per share.

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of any accounting changes materially affecting the comparability of the information reflected in the tables above.

Eversource Selected Consolidated Sales Statistics
	2016	2015	2014	2013	2012 (a)
Revenues: (Thousands)
Residential	$3,448,043	$3,608,155	$3,288,313	$3,073,181	$2,731,951
Commercial	2,465,664	2,476,686	2,471,440	2,387,535	1,604,661
Industrial	328,103	326,564	348,698	339,917	753,974
Wholesale	426,171	411,749	447,899	486,515	357,223
Other and Eliminations	93,235	110,013	97,090	56,547	130,137
Total Electric	6,761,216	6,933,167	6,653,440	6,343,695	5,577,946
Natural Gas	854,528	993,662	1,002,880	855,601	572,857
Total - Regulated Companies	7,615,744	7,926,829	7,656,320	7,199,296	6,150,803
Other and Eliminations	23,385	27,998	85,536	101,908	122,984
Total	$7,639,129	$7,954,827	$7,741,856	$7,301,204	$6,273,787
Regulated Companies - Sales Volumes:
Electric (GWh)
Residential	21,002	21,441	21,317	21,896	19,719
Commercial	27,206	27,598	27,449	27,787	24,537
Industrial	5,434	5,577	5,676	5,648	5,462
Wholesale	3,750	3,215	3,018	855	2,154
Total Electric	57,392	57,831	57,460	56,186	51,872
Natural Gas (million cubic feet)	98,042	102,999	104,191	98,258	69,894
Regulated Companies - Customers: (Average)
Residential	2,768,657	2,747,679	2,734,047	2,718,727	2,711,407
Commercial	377,229	374,552	373,511	371,897	370,389
Industrial	7,777	7,868	8,016	8,109	8,279
Total Electric	3,153,663	3,130,099	3,115,574	3,098,733	3,090,075
Natural Gas	513,683	506,175	499,186	493,563	483,770
Total - Regulated Companies	3,667,346	3,636,274	3,614,760	3,592,296	3,573,845

(a) The 2012 results include the operations of NSTAR beginning April 10, 2012.

CL&P Selected Sales Statistics
	2016	2015	2014	2013	2012
Revenues: (Thousands)
Residential	$1,603,351	$1,641,165	$1,474,181	$1,294,160	$1,263,845
Commercial	858,965	841,093	879,343	780,585	732,620
Industrial	139,556	129,544	149,220	129,557	126,165
Wholesale	156,411	128,169	146,787	219,367	214,807
Other	47,672	62,704	43,051	18,672	70,012
Total	$2,805,955	$2,802,675	$2,692,582	$2,442,341	$2,407,449
Sales Volumes: (GWh)
Residential	9,907	10,094	10,026	10,314	9,978
Commercial	9,461	9,635	9,643	9,770	9,705
Industrial	2,249	2,342	2,377	2,320	2,426
Wholesale	787	712	736	851	1,155
Total	22,404	22,783	22,782	23,255	23,264
Customers: (Average)
Residential	1,125,415	1,117,778	1,111,467	1,105,417	1,103,397
Commercial	109,796	109,339	109,093	108,735	108,589
Industrial	3,127	3,163	3,213	3,247	3,301
Total	1,238,338	1,230,280	1,223,773	1,217,399	1,215,287

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities, as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The discussion below also includes non-GAAP financial measures referencing our 2015 and 2014 earnings and EPS excluding certain integration costs incurred by Eversource parent and our Regulated companies.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our 2016, 2015 and 2014 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Common Shareholders are included under "Financial Condition and Business Analysis – Overview – Consolidated" and "Financial Condition and Business Analysis – Overview – Regulated Companies" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

Financial Condition and Business Analysis

Executive Summary

Results and Future Outlook:

•	We earned $942.3 million, or $2.96 per share, in 2016, compared with $878.5 million, or $2.76 per share, in 2015.

•
Our electric distribution segment, which includes generation results, earned $462.8 million, or $1.46 per share, in 2016, compared with $507.1 million, or $1.59 per share, in 2015.  Our electric transmission segment earned $370.8 million, or $1.16 per share, in 2016, compared with $304.5 million, or $0.96 per share, in 2015.  Our natural gas distribution segment earned $77.7 million, or $0.24 per share, in 2016, compared with $72.4 million, or $0.23 per share, in 2015.

•	Eversource parent and other companies earned $31.0 million, or $0.10 per share, in 2016, compared with a net loss of $5.5 million, or $0.02 per share, in 2015.

•	We currently project 2017 earnings of between $3.05 per diluted share and $3.20 per diluted share.

Liquidity:

•
Cash flows provided by operating activities totaled $2.2 billion in 2016, compared with $1.4 billion in 2015.  Investments in property, plant and equipment totaled $2.0 billion in 2016 and $1.7 billion in 2015.  Cash and cash equivalents totaled $30.3 million as of December 31, 2016, compared with $23.9 million as of December 31, 2015.

•
In 2016, we issued $800 million of new long-term debt consisting of $500 million by Eversource parent, $250 million by NSTAR Electric, and $50 million by WMECO.  In 2016, NSTAR Electric repaid at maturity, $200 million of existing long-term debt.

•
In 2016, we paid cash dividends on common shares of $564.5 million, compared with $529.8 million in 2015.  On February 2, 2017, our Board of Trustees approved a common share dividend of $0.475 per share, payable on March 31, 2017 to shareholders of record as of March 2, 2017.  The 2017 dividend represents an increase of 6.7 percent over the dividend paid in December 2016, and is the equivalent to dividends on common shares of $602.1 million on an annual basis.

•
We project to make capital expenditures of approximately $9.6 billion from 2017 through 2020, of which we expect approximately $5.3 billion to be in our electric and natural gas distribution segments and approximately $3.9 billion to be in our electric transmission segment.  We also project to invest approximately $0.4 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to either Access Northeast or Bay State Wind.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On October 14, 2016, the NHPUC granted NPT public utility status, conditional on final project permitting. On January 31, 2017, the New Hampshire Supreme Court upheld a lower court's ruling that NPT has the right to install underground transmission lines under existing public highway easements in New Hampshire with approval of the New Hampshire Department of Transportation.

•
Bay State Wind is a proposed off-shore wind project being jointly developed by Eversource and Denmark-based DONG Energy. Bay State Wind will be located in a 300-square-mile area approximately 15 to 25 miles south of Martha's Vineyard that has the ultimate potential to generate at least 2,000 MW of wind power energy.

•
On August 8, 2016, Massachusetts legislation was enacted that requires EDCs to jointly solicit RFPs and enter into long-term contracts for offshore wind and clean energy, such as hydropower, land-based wind or solar, provided that reasonable proposals have been received. The RFP for clean energy, such as hydropower, is due to be released by April 1, 2017. The initial RFP for no less than 400 MW of off-shore wind is due to be released by June 30, 2017. Northern Pass and Bay State Wind, respectively, will be bid into these RFPs.

•
Eversource, Spectra and National Grid are currently evaluating a series of options surrounding the Access Northeast project as a result of recent state regulatory and judicial decisions in New England regarding EDCs entering into long-term natural gas capacity contracts. These options include state infrastructure legislation changes and LDC contracts in order to help bring needed additional natural gas pipeline and storage capacity to New England. As a result, the final design, cost, and in-service date of Access Northeast will continue to be refined.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of EPS by business to the most directly comparable GAAP measures of diluted EPS, for the years ended December 31, 2016, 2015 and 2014. Also included in the summary for the years ended December 31, 2015 and 2014, is a reconciliation of the non-GAAP financial measure of consolidated non-GAAP earnings to the most directly comparable GAAP measure of consolidated Net Income Attributable to Common Shareholders.

	For the Years Ended December 31,
	2016		2015		2014
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$942.3	$2.96	$878.5	$2.76	$819.5	$2.58
Regulated Companies	$911.3	$2.86	$884.8	$2.78	$830.1	$2.61
Eversource Parent and Other Companies	31.0	0.10	9.5	0.03	11.5	0.04
Non-GAAP Earnings	N/A	N/A	894.3	2.81	841.6	2.65
Integration Costs (after-tax) (1)	—	—	(15.8)	(0.05)	(22.1)	(0.07)
Net Income Attributable to Common Shareholders (GAAP)	$942.3	$2.96	$878.5	$2.76	$819.5	$2.58

(1) The 2015 and 2014 integration costs were associated with our branding efforts and severance costs.

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments. Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2016		2015		2014
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$462.8	$1.46	$507.9	$1.59	$462.4	$1.45
Electric Transmission	370.8	1.16	304.5	0.96	295.4	0.93
Natural Gas Distribution	77.7	0.24	72.4	0.23	72.3	0.23
Non-GAAP Earnings	N/A	N/A	884.8	2.78	830.1	2.61
Integration Costs (after-tax) (1)	—	—	(0.8)	—	—	—
Net Income - Regulated Companies	$911.3	$2.86	$884.0	$2.78	$830.1	$2.61

(1) The 2015 Regulated companies' integration costs include severance in connection with cost saving initiatives.

Our electric distribution segment earnings decreased $44.3 million in 2016, as compared to 2015. The decrease was due primarily to the absence in 2016 of the resolution of NSTAR Electric's basic service bad debt adder mechanism recorded in 2015 ($14.5 million), the absence in 2016 of the favorable impact associated with the NSTAR Electric Comprehensive Settlement Agreement recorded in 2015 ($13.0 million), and higher depreciation expense. In addition, earnings decreased due to higher operations and maintenance expense (primarily related to the absence of a $6.3 million regulatory benefit related to certain uncollectible hardship accounts receivable that was recorded in 2015 at NSTAR Electric, as well as higher storm restoration costs, higher vegetation management costs and the write-off of software design costs), higher property tax expense, and lower non-decoupled retail electric sales volumes due primarily to increased customer energy conservation efforts.  These unfavorable earnings impacts were partially offset by increased CL&P distribution revenues primarily as a result of higher rate base and the absence of a required ROE reduction, as stipulated in the PURA 2014 rate case decision, and higher generation earnings.

Our electric transmission segment earnings increased $66.3 million in 2016, as compared to 2015, due primarily to a higher transmission rate base as a result of increased investments in our transmission infrastructure, the FERC-allowed recovery of certain merger-related costs in 2016 ($16.5 million), and the absence in 2016 of reserve charges in 2015 associated with the FERC ROE complaint proceedings ($12.4 million).

Our natural gas distribution segment earnings increased $5.3 million in 2016, as compared to 2015, due primarily to the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016, the higher return earned on the NSTAR Gas System Enhancement Program ("GSEP") capital tracker mechanism effective in 2016, and lower operations and maintenance expense. These favorable earnings impacts were partially offset by lower non-decoupled firm natural gas sales volumes driven by the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal weather in the first quarter of 2015, higher property tax expense, and higher interest expense.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $31.0 million in 2016, compared with a net loss of $5.5 million in 2015.  The earnings increase was due primarily to lower income tax expense as a result of recognizing tax benefits from executive deferred compensation payments, which resulted from the adoption of a new accounting standard, and the absence in 2016 of integration costs, partially offset by higher interest expense.

Electric and Natural Gas Sales Volumes:  Weather, fluctuations in energy supply costs, conservation measures (including utility-sponsored energy efficiency programs), and economic conditions affect customer energy usage.  Industrial sales volumes are less sensitive to temperature variations than residential and commercial sales volumes.  In our service territories, weather impacts electric sales volumes during the summer and both electric and natural gas sales volumes during the winter; however, natural gas sales volumes are more sensitive to temperature variations than electric sales volumes.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.

Fluctuations in retail electric sales volumes at NSTAR Electric and PSNH impact earnings ("Traditional" in the table below).  For CL&P and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.

Fluctuations in natural gas sales volumes in Massachusetts do not impact earnings due to the DPU-approved natural gas distribution revenue decoupling mechanism approved in the last rate case decision ("Decoupled" in the table below).  Natural gas distribution revenues are decoupled from their customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in million cubic feet (Mcf) and percentage changes is as follows:

	Electric			Firm Natural Gas
	For the Year Ended December 31, 2016 Compared to 2015			For the Year Ended December 31, 2016 Compared to 2015
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (Mcf)		Percentage Increase/(Decrease)
	2016	2015		2016	2015
Traditional:
Residential	9,654	9,882	(2.3)%	15,118	15,712	(3.8)%
Commercial	16,267	16,486	(1.3)%	19,846	20,478	(3.1)%
Industrial	2,558	2,614	(2.1)%	10,350	11,410	(9.3)%
Total - Traditional	28,479	28,982	(1.7)%	45,314	47,600	(4.8)%

Decoupled:
Residential	11,347	11,559	(1.8)%	20,616	22,743	(9.4)%
Commercial	10,940	11,112	(1.5)%	21,583	22,082	(2.3)%
Industrial	2,876	2,963	(2.9)%	5,833	6,033	(3.3)%
Total - Decoupled	25,163	25,634	(1.8)%	48,032	50,858	(5.6)%
Special Contracts (1)	N/A	N/A	N/A	4,696	4,541	3.4%
Total - Decoupled and Special Contracts	25,163	25,634	(1.8)%	52,728	55,399	(4.8)%
Total Sales Volumes	53,642	54,616	(1.8)%	98,042	102,999	(4.8)%

(1)
Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

For 2016, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) were lower, as compared to 2015, due primarily to lower customer usage driven by the impact of increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of $60.7 million and $60.6 million in 2016 and 2015, respectively.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In 2016, our traditional firm natural gas sales volumes were lower, as compared to 2015.  The 2016 traditional firm natural gas sales volumes were negatively impacted by warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, throughout our natural gas service territories.  Heating degree days for 2016 were five percent lower in Connecticut, as compared to 2015.

Liquidity

Consolidated:  Cash and cash equivalents totaled $30.3 million as of December 31, 2016, compared with $23.9 million as of December 31, 2015.

Long-Term Debt Issuances and Repayments: In March 2016, Eversource parent issued $250 million of 2.50 percent Series I Senior Notes, due to mature in 2021, and $250 million of 3.35 percent Series J Senior Notes, due to mature in 2026. The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program.

In May 2016, NSTAR Electric repaid at maturity $200 million variable rate debentures using short-term borrowings. Also in May 2016, NSTAR Electric issued $250 million of 2.70 percent debentures, due to mature in 2026. The proceeds, net of issuance costs, were used to repay short-term borrowings under the NSTAR Electric commercial paper program and fund capital expenditures and working capital.

In June 2016, WMECO issued $50 million of 2.75 percent Series H Senior Notes, due to mature in 2026. The proceeds, net of issuance costs, were used to repay short-term borrowings.

Debt Issuance Authorizations:  On November 3, 2016, FERC authorized NPT to issue up to an aggregate of $800 million in short-term and long-term debt through December 31, 2018.  On January 4, 2017, PURA approved CL&P's request for authorization to issue up to $1.325 billion in long-term debt through December 31, 2020.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of December 31, 2016 and 2015, Eversource parent had approximately $1.0 billion and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $428.0 million and $351.5 million of available borrowing capacity as of December 31, 2016 and 2015, respectively. The weighted-average interest rate on these borrowings as of December 31, 2016 and 2015 was 0.88 percent and 0.72 percent, respectively. As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH, and $51.0 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of December 31, 2016 and 2015, NSTAR Electric had $126.5 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $323.5 million and $387.5 million of available borrowing capacity as of December 31, 2016 and 2015, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 and 2015 was 0.71 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

Cash Flows:  Cash flows provided by operating activities totaled $2.2 billion in 2016, compared with $1.4 billion in 2015.  The increase in operating cash flows was due primarily to the absence in 2016 of $302 million in payments made in 2015 by CL&P and WMECO to fully satisfy the obligation with the DOE for costs associated with the disposal of spent nuclear fuel and high-level radioactive waste at previously owned generation facilities. In addition, there was an increase of $226.0 million in regulatory recoveries, primarily at NSTAR Electric, due to $98.1 million of collections from customers in excess of purchased power costs, the favorable impact associated with the December 2015 legislation that extended tax bonus depreciation, which resulted in a $145.8 million decrease in income tax payments in 2016, as compared to 2015, and an increase of $55.2 million of the Yankee Companies' DOE Damages and other proceeds received in 2016, as compared to 2015. Partially offsetting these favorable impacts was the timing of collections and payments related to our working capital items.

In 2016, we paid cash dividends of $564.5 million, or $1.78 per common share, compared with $529.8 million, or $1.67 per common share in 2015.  Our quarterly common share dividend payment was $0.445 per share, in 2016, as compared to $0.4175 per common share in 2015.  On February 2, 2017, our Board of Trustees approved a common share dividend of $0.475 per share, payable on March 31, 2017 to shareholders of record as of March 2, 2017.  The 2017 dividend represents an increase of 6.7 percent over the dividend paid in December 2016, and is the equivalent to dividends on common shares of $602.1 million on an annual basis.

In 2016, CL&P, NSTAR Electric, PSNH, and WMECO paid $199.6 million, $278.3 million, $77.6 million, and $38.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In 2016, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $2.0 billion, $612.0 million, $524.3 million, $305.4 million, and $140.6 million, respectively.

Each of Eversource, CL&P, NSTAR Electric, PSNH and WMECO use its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  Eversource's Regulated companies recover their electric and natural gas distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  The current growth in Eversource's construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period, totaling approximately $2 billion in cash capital spend in 2016.  In addition, new growth in Eversource's key business initiatives in 2016 required cash contributions of approximately $190 million, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by approximately $1.2 billion, $135.3 million, $409.2 million and $27.2 million at Eversource, CL&P, NSTAR Electric and WMECO, respectively, as of December 31, 2016.

As of December 31, 2016, a total of $745 million of Eversource's long-term debt is classified as current liabilities, $250 million, $400 million, $70 million and $25 million for CL&P, NSTAR Electric, PSNH and NSTAR Gas, respectively, and will be paid in the next 12 months. The remaining $28.9 million of Eversource's long-term debt classified as current liabilities relates to fair value adjustments from the merger that will be amortized in the next 12 months and have no cash flow impact. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.  We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

Credit Ratings:  On May 26, 2016, Moody's upgraded WMECO's corporate credit rating and senior unsecured debt credit rating by one level and changed the outlook from positive to stable. On July 6, 2016, Fitch upgraded the corporate credit ratings by one level and changed the outlooks from positive to stable for CL&P, PSNH and WMECO.  Also on July 6, 2016, Fitch changed the outlook on Eversource parent from stable to positive.  On July 12, 2016, S&P changed its outlook on Eversource and its subsidiaries from stable to positive.  On July 19, 2016, Moody's upgraded PSNH's corporate credit rating by one level and changed the outlook from positive to stable.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A	Positive	BBB+	Positive
CL&P	Baa1	Stable	A	Positive	A-	Stable
NSTAR Electric	A2	Stable	A	Positive	A	Stable
PSNH	A3	Stable	A	Positive	A-	Stable
WMECO	A2	Stable	A	Positive	A-	Stable
A summary of the current credit ratings and outlooks by Moody's, S&P and Fitch for senior unsecured debt of Eversource parent, NSTAR Electric, and WMECO and senior secured debt of CL&P and PSNH is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A-	Positive	BBB+	Positive
CL&P	A2	Stable	A+	Positive	A+	Stable
NSTAR Electric	A2	Stable	A	Positive	A+	Stable
PSNH	A1	Stable	A+	Positive	A+	Stable
WMECO	A2	Stable	A	Positive	A	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $2.2 billion in 2016, $1.9 billion in 2015, and $1.7 billion in 2014.  These amounts included $137.7 million in 2016, $102.0 million in 2015, and $58.3 million in 2014 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Access Northeast: Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Spectra Energy Partners, LP ("Spectra") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). This project is expected to enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and is expected to include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that are currently expected to be connected to the Algonquin natural gas pipeline. Access Northeast is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days. Eversource and Spectra each own a 40 percent interest in the project, with the remaining 20 percent interest owned by National Grid. The project is subject to FERC and other federal and state regulatory approvals. Its initial proposed configuration was expected to cost $3 billion to construct, with Eversource Energy's investment share at $1.2 billion. As of December 31, 2016, we have invested $30.9 million in this project.

In 2015 and 2016, AGT sought to secure long-term natural gas pipeline capacity contracts with EDCs in Massachusetts, Connecticut, New Hampshire, Maine, and Rhode Island. Subsequently, in Massachusetts and New Hampshire, it was ruled that state statutes precluded the state regulatory agencies from approving those contracts. For further information on the state and regulatory agency actions taken in the New England states over the course of 2016, see "Regulatory Developments and Rate Matters – General – New England Natural Gas Pipeline Capacity" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eversource, Spectra and National Grid are currently evaluating a series of options surrounding Access Northeast, including state infrastructure legislation changes and LDC contracts, in order to help bring needed additional natural gas pipeline and storage capacity to New England. As a result, the final design, cost, and in-service date of Access Northeast will continue to be refined.

Bay State Wind: Bay State Wind is a proposed off-shore wind project being jointly developed by Eversource and Denmark-based DONG Energy. Bay State Wind will be located in a 300-square-mile area approximately 15 to 25 miles south of Martha's Vineyard that has the ultimate potential to generate at least 2,000 MW of wind power energy. Both Eversource and DONG Energy have a 50 percent ownership interest in Bay State Wind. In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for off-shore wind, creating RFP opportunities for projects like Bay State Wind. The initial RFP for no less than 400 MW of off-shore wind is due to be released by June 30, 2017 and Bay State Wind will be bid into that RFP. For more information regarding the clean energy legislation, see "Legislative and Policy Matters – Massachusetts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $90.3 million in 2016, as compared to 2015.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
CL&P	$338.3	$252.9	$259.2
NSTAR Electric	299.7	238.2	223.8
PSNH	119.0	161.2	120.8
WMECO	99.0	116.0	68.5
NPT	40.9	38.3	28.3
Total Electric Transmission Segment	$896.9	$806.6	$700.6

GHCC:  The Greater Hartford Central Connecticut ("GHCC") solutions, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2018.  Ten projects have been placed in service, and nine projects are in active construction.  As of December 31, 2016, CL&P had capitalized $117.2 million in costs associated with GHCC.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement ("EIS") for Northern Pass representing a key milestone in the permitting process.  The DOE completed the comment period on the draft EIS on April 4, 2016, and is expected to issue the final EIS in the third quarter of 2017.

On August 18, 2015, NPT announced the Forward NH Plan, including a commitment to contribute $200 million to projects associated with economic development, tourism, community betterment and clean energy innovations to benefit the state of New Hampshire. On June 28, 2016, PSNH filed a power purchase agreement ("PPA") with the NHPUC.  The PPA with HQ, combined with the Forward NH Plan, is expected to deliver substantial energy cost savings and other benefits to New Hampshire. The Forward NH Plan and the PPA are both commitments that are contingent upon the Northern Pass transmission line going into commercial operation.

On October 14, 2016, the NHPUC approved a settlement agreement between NPT and the NHPUC staff and granted NPT public utility status, conditional on final project permitting.

The Society for the Protection of New Hampshire Forests ("SPNHF") filed a lawsuit against NPT in November 2015 alleging that NPT does not have the right to install underground transmission lines next to property the SPNHF owns along public highways. On January 31, 2017, the New Hampshire Supreme Court upheld a lower court's ruling that NPT has the right to install underground transmission lines along and beneath public highways in New Hampshire with approval of the New Hampshire Department of Transportation.

The New Hampshire Site Evaluation Committee ("NH SEC") is currently in the process of formal siting and is expected to issue an order on Northern Pass no later than September 30, 2017. The DOE is expected to act on a Presidential Permit for Northern Pass after the final NH SEC order is released and is expected to issue an approval before the end of 2017. Northern Pass is expected to be completed by the end of 2019.

In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for a large quantity of clean energy, such as hydropower. The solicitation is due to be released by April 1, 2017, and Northern Pass will be bid into that RFP. For more information regarding the clean energy legislation, see "Legislative and Policy Matters – Massachusetts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution ("the Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades covering southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area, of which 28 are in Eversource's service territory. The NH SEC issued its written order approving the New Hampshire upgrades on October 4, 2016. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. Construction has also begun on several smaller projects not requiring siting approval. All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which approximately $134 million has been capitalized through December 31, 2016.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NH SEC accepted our application as complete and we expect the NH SEC decision by mid-2017.  This project is expected to be completed by the end of 2018.  We estimate our investment in this project will be approximately $77 million, of which approximately $13 million has been capitalized through December 31, 2016.

Distribution Business:

A summary of distribution capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	Total Electric	Natural Gas	Total Electric and Natural Gas Distribution Segments
2016
Basic Business	$179.8	$125.8	$70.0	$20.2	$395.8	$70.7	$466.5
Aging Infrastructure	144.7	82.3	84.7	23.4	335.1	155.9	491.0
Load Growth	48.6	85.8	17.3	3.4	155.1	44.2	199.3
Total Distribution	373.1	293.9	172.0	47.0	886.0	270.8	1,156.8
Generation	—	—	17.5	—	17.5	—	17.5
Total	$373.1	$293.9	$189.5	$47.0	$903.5	$270.8	$1,174.3

2015
Basic Business	$141.1	$108.7	$59.2	$18.2	$327.2	$46.8	$374.0
Aging Infrastructure	151.0	103.1	57.3	18.5	329.9	122.3	452.2
Load Growth	42.2	51.9	25.5	6.6	126.2	43.5	169.7
Total Distribution	334.3	263.7	142.0	43.3	783.3	212.6	995.9
Generation	—	—	33.3	—	33.3	—	33.3
Total	$334.3	$263.7	$175.3	$43.3	$816.6	$212.6	$1,029.2

2014
Basic Business	$120.2	$99.0	$62.1	$19.0	$300.3	$53.3	$353.6
Aging Infrastructure	118.0	104.2	45.3	16.1	283.6	91.5	375.1
Load Growth	66.3	43.1	27.1	6.1	142.6	48.9	191.5
Total Distribution	304.5	246.3	134.5	41.2	726.5	193.7	920.2
Generation	—	—	13.1	7.6	20.7	—	20.7
Total	$304.5	$246.3	$147.6	$48.8	$747.2	$193.7	$940.9

For the electric distribution business, basic business includes the purchase of meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant.  Aging infrastructure relates to reliability and the replacement of overhead lines, plant substations, underground cable replacement, and equipment failures.  Load growth includes requests for new business and capacity additions on distribution lines and substation additions and expansions.  For the natural gas distribution business, basic business addresses daily operational needs including meters, pipe relocations due to public works projects, vehicles, and tools.  Aging infrastructure projects seek to improve the reliability of the system through enhancements related to cast iron and bare steel replacement of main and services, corrosion mediation, and station upgrades.  Load growth reflects growth in existing service territories including new developments, installation of services, and expansion.

The natural gas distribution business' capital spending program increased by $58.2 million in 2016, as compared to 2015, as a result of an increase in the replacement of aging pipeline, upgrades to our LNG facilities, and the favorable weather conditions in 2016 allowing for more capital spending on replacement and customer expansion.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the Regulated companies' electric transmission and for the total electric distribution (including PSNH generation), solar development and natural gas distribution businesses for 2017 through 2020, including information technology and facilities upgrades and enhancements on behalf of the Regulated companies, is as follows:

	Years
(Millions of Dollars)	2017	2018	2019	2020	2017-2020 Total
CL&P Transmission	$400	$299	$179	$127	$1,005
NSTAR Electric Transmission	313	297	174	94	878
PSNH Transmission	135	89	21	52	297
WMECO Transmission	105	50	33	10	198
NPT	31	679	798	—	1,508
Total Electric Transmission	$984	$1,414	$1,205	$283	$3,886
Electric Distribution	$1,020	$884	$882	$902	$3,688
Solar Development	200	—	—	—	200
Natural Gas Distribution	364	382	394	326	1,466
Total Distribution	$1,584	$1,266	$1,276	$1,228	$5,354
Information Technology and All Other	$144	$91	$85	$80	$400
Total	$2,712	$2,771	$2,566	$1,591	$9,640

The projections do not include investments related to Access Northeast or Bay State Wind.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

FERC Regulatory Issues

FERC ROE Complaints: Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties.  Each complaint challenges the NETOs' previous base ROE of 11.14 percent or current base ROE of 10.57 percent and seeks to reduce it both for the four separate 15-month complaint periods and prospectively.

The FERC ordered a 10.57 percent base ROE for the first complaint period and prospectively from October 16, 2014, and that a utility's total or maximum ROE for any incentive project shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  We have refunded all amounts associated with the first complaint period. The NETOs and Complainants have appealed the decision in the first complaint to the D.C. Circuit Court of Appeals.  A court decision is expected in 2017.

In 2015, the Company recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO. The net aggregate after-tax charge to earnings (excluding interest) in 2014 totaled $22.4 million, of which $12.4 million was recorded at CL&P, $4.9 million at NSTAR Electric, $1.7 million at PSNH, and $3.4 million at WMECO.

On March 22, 2016, the FERC ALJ issued an initial decision on the second and third complaints.  For the second complaint period, the FERC ALJ recommended a zone of reasonableness of 7.12 percent to 10.42 percent and a base ROE of 9.59 percent.  For the third complaint period, the FERC ALJ recommended a zone of reasonableness of 7.04 percent to 12.19 percent and a base ROE of 10.90 percent.  The FERC ALJ also found that the maximum ROE for transmission incentive projects should be the top of the zone of reasonableness.  The parties filed briefs on April 21, 2016 and May 11, 2016, in which they requested changes to the FERC ALJ's recommendations.  The final FERC order will determine both the base ROE and the maximum ROE for transmission incentive projects for the two complaint periods.

We have not recorded any reserves to reflect the ROEs recommended in the FERC ALJ initial decision.  We do not believe any ROE outcome is more likely than the ROEs used to record our current reserves (a base ROE of 10.57 percent and a maximum ROE for transmission incentive projects of 11.74 percent).  We are unable to predict the outcome of the final FERC order on the second and third complaints, and therefore, we believe that our current ROEs and reserves are appropriate at this time.

The impact of a 10 basis point change to a base ROE of 10.57 percent would affect Eversource's after-tax earnings by approximately $3 million for each of the historic 15-month second and third complaint periods.  If we adjusted our reserves based on the recommendations in the FERC ALJ initial decision (for both the base ROE and maximum ROE for transmission incentive projects), then it would result in an after-tax loss of approximately $34 million for the second complaint and an after-tax gain of approximately $8 million for the third complaint.

For the fourth complaint, filed April 29, 2016 and covering a 15-month period through July 30, 2017, certain municipal utilities claimed the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable.  The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint. On September 20, 2016, the FERC issued an order establishing hearing and settlement judge procedures. The case has been set for trial proceedings concurrently with settlement proceedings. Trial is scheduled for August 2017, and a FERC ALJ initial decision could be received late in 2017. A final FERC order will determine both the base ROE and the maximum ROE for transmission incentive projects for the fourth complaint period and prospectively from the date the final FERC order is issued.

We cannot at this time predict the ultimate outcome of this proceeding or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

Transmission Merger Cost Recovery Filing: On February 26, 2016, Eversource filed an application seeking recovery of certain transmission related costs it incurred in consummating and transitioning the 2012 merger between Northeast Utilities and NSTAR. On November 22, 2016, Eversource and other parties filed a settlement agreement with the FERC, which included the recovery through transmission rates of $27.5 million of costs over one year, beginning June 1, 2016. The FERC approved the settlement agreement on January 31, 2017. The $27.5 million was recognized in our results of operations for the year ended December 31, 2016.

FERC Order No. 1000:  On August 15, 2014, the D.C. Circuit Court of Appeals upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission, to allow for competition. ISO-NE and the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO made compliance filings to address this policy, which included exemption from competition for certain transmission solutions previously evaluated by ISO-NE, and the NETOs' rights to retain use and control of existing right of ways. This compliance was accepted by the FERC on December 14, 2015. At the same time, the NETOs filed an appeal to the D.C. Circuit Court of Appeals, challenging FERC's removal of the right of first refusal. State regulators have also filed an appeal, challenging the FERC's determination that ISO-NE should select public policy transmission projects after a competitive process. Oral arguments were heard by the Court on January 13, 2017, and the Court is expected to resolve the appeals in 2017.

NSTAR Electric and WMECO Merger FERC Filings: On January 13, 2017, Eversource made two filings with FERC related to the proposed merger of WMECO into NSTAR Electric with an anticipated effective date of January 1, 2018. One filing requests FERC approval of the merger, and the other filing requests FERC approval of NSTAR Electric's assumption of WMECO's short-term debt obligations. It is expected that FERC will act on these filings by mid-2017.

Regulatory Developments and Rate Matters

General:

New England Natural Gas Pipeline Capacity: In late 2015 and early 2016, NSTAR Electric, WMECO and National Grid filed with the Massachusetts DPU seeking approval of contracts with AGT for natural gas pipeline capacity and storage. The DPU had determined in 2015 that it had authority to approve such contracts if they were found to be in the public interest. On August 17, 2016, the Massachusetts Supreme Judicial Court vacated the DPU's 2015 order, holding that the state's electric utility restructuring statutes precluded the DPU from approving contracts by EDCs for natural gas capacity. The contracts were subsequently withdrawn from consideration by the DPU. In February 2016, PSNH filed with the NHPUC a natural gas capacity contract with AGT seeking regulatory approval. In October 2016, the NHPUC ruled that it did not have statutory authority to approve such contracts, despite a 2015 finding by NHPUC staff that the NHPUC had such authority. Subsequently, both PSNH and AGT filed appeals of the NHPUC decision with the New Hampshire Supreme Court and on February 15, 2017, the New Hampshire Supreme Court agreed to hear the appeals.

In Connecticut, in October 2016, the DEEP canceled the natural gas capacity RFP without prejudice following the Massachusetts Supreme Judicial Court decision. In Rhode Island, on January 13, 2017, National Grid filed with state utility regulators, a Notice to Withdraw without prejudice its previously filed natural gas capacity contract with AGT due to the uncertainty of EDC contracting in Massachusetts and New Hampshire. In Maine, the PUC issued an order in September 2016 to move forward with the AGT contract, contingent upon the participation by EDCs in other New England states.

We continue to evaluate options on how to fulfill our need to bring additional natural gas transmission and storage capacity to New England. See "Business Development and Capital Expenditures – Access Northeast" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Electric and Natural Gas Base Distribution Rates:

Each Eversource utility subsidiary is subject to the regulatory jurisdiction of the state in which it operates:  CL&P and Yankee Gas operate in Connecticut and are subject to PURA regulation; NSTAR Electric, WMECO and NSTAR Gas operate in Massachusetts and are subject to DPU regulation; and PSNH operates in New Hampshire and is subject to NHPUC regulation.  The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.

In Connecticut, state law requires regulated electric and natural gas utilities to file a distribution rate case, or for PURA to initiate a rate review, within 4 years of the last rate case. CL&P distribution rates were established in a 2014 PURA-approved rate case. Management expects to file a CL&P rate case application with PURA in the second quarter of 2017. Yankee Gas distribution rates were established in a 2011 PURA-approved rate case. The requirement for Yankee Gas to file a base distribution rate case in 2015 was eliminated due to a rate review conducted by PURA and a resulting settlement in 2015 between Yankee Gas and PURA.

In Massachusetts, electric distribution companies are required to file at least one distribution rate case every five years, and natural gas local distribution companies to file at least one distribution rate case every 10 years, and those companies are limited to one settlement agreement in any 10-year period. NSTAR Electric and WMECO were subject to a base distribution rate freeze through December 31, 2015.  NSTAR Gas distribution rates were established in a 2015 DPU approved rate case.

In New Hampshire, PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement, the NHPUC approved the continuation of those rates, and increased funding via rates, of PSNH's reliability enhancement program. In accordance with the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, PSNH agreed to not seek a general distribution rate increase effective before July 1, 2017.

Electric and Natural Gas Retail Rates:

The Eversource EDCs obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  The natural gas distribution companies procure natural gas for firm and seasonal customers.  These energy supply procurement costs are recovered from customers in energy supply rates that are approved by the respective state regulatory commission.  The rates are reset periodically and are fully reconciled to their costs.  Each electric and natural gas distribution company fully recovers its energy supply costs through approved regulatory rate mechanisms and, therefore, such costs have no impact on earnings.

The electric and natural gas distribution companies also recover certain other costs on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, such costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy efficiency program costs, electric transmission charges, electric federally mandated congestion charges, system resiliency costs, certain uncollectible hardship bad debt expenses, and restructuring and stranded costs resulting from deregulation.  The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.

Massachusetts:

Distribution Rates: On January 17, 2017, NSTAR Electric and WMECO jointly filed an application (the "Joint Applicants") with the DPU for approval of a combined $96 million increase in base distribution rates, effective January 1, 2018. As part of this filing, the Joint Applicants are presenting a grid-wise performance plan, including the implementation of a performance-based rate-making mechanism in conjunction with a grid modernization base commitment of $400 million in incremental capital investment over a period of five years, commencing January 1, 2018. In addition, the Joint Applicants are proposing to streamline and align rate classifications between NSTAR Electric and WMECO, and requesting a revenue decoupling rate mechanism for NSTAR Electric. WMECO has a revenue decoupling mechanism in place. A final decision from the DPU is expected in late 2017, with new rates anticipated to be effective January 1, 2018.

NSTAR Electric, WMECO and NSTAR Gas Energy Efficiency Plan:  The Massachusetts EDCs and natural gas distribution companies have increased their energy efficiency savings achievements significantly since the enactment of the Green Communities Act in 2008, with electric savings almost tripling between 2008 and 2014.  On January 28, 2016, the DPU issued an order approving NSTAR Electric's, WMECO's, and NSTAR Gas' three-year electric and natural gas energy efficiency plan, which was jointly developed with other Massachusetts EDCs and natural gas distribution companies.  As part of this plan, which covers the years 2016 through 2018, NSTAR Electric, WMECO, and NSTAR Gas will maintain aggressive savings goals.  The plan includes the ability to earn performance incentives related to these aggressive savings goals totaling approximately $20 million annually over the three-year period for NSTAR Electric, WMECO and NSTAR Gas, as well as recovery of LBR estimated to be approximately $55 million annually for NSTAR Electric until it is operating under a decoupled rate structure.

Solar Development: On December 29, 2016, the DPU approved the NSTAR Electric and WMECO application to develop 35 MW and 27 MW, respectively, of solar generation facilities, in addition to WMECO's existing 8 MW of solar generation facilities. We expect development of the facilities to be completed by the end of 2017. We estimate our investment in these new facilities will be between approximately $180 million to $200 million. These solar generation facilities will be included in rates anticipated to be effective January 1, 2018.

July 2016 Storm Filing: On July 6, 2016, NSTAR Electric filed with the DPU a final accounting of incremental, storm-related preparation and response costs totaling approximately $109 million for eight storms that occurred between 2012 through 2015. In the filing, NSTAR Electric requested that the DPU investigate the storm-related costs and render a determination as to the final storm-related costs eligible for recovery. Recovery of these costs will be reflected in the rates anticipated to be effective January 1, 2018, in accordance with the currently filed Massachusetts distribution rate case.

October 2016 DPU Storm Order: On October 7, 2016, the DPU issued a final decision on WMECO's storm cost filing that sought to recover $27 million of storm restoration costs associated with the October 2011 snowstorm and Storm Sandy in 2012. The DPU approved essentially all of the costs, with the disallowed amounts and other items included in a filed motion for reconsideration.

New Hampshire:

Generation Divestiture:  On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the "Agreement") with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and a final plan and auction process was approved by the NHPUC in November 2016.  In December 2016, certain intervenors asked the NHPUC to reconsider certain aspects of its divestiture plan; the NHPUC rejected that request on December 23, 2016. On January 10, 2017, these intervenors appealed the NHPUC's decision to the New Hampshire Supreme Court, alleging procedural deficiencies, and complaining that the auction schedule and process were unreasonable. PSNH and the New Hampshire Attorney General's office acting on behalf of the NHPUC requested the court to reject this appeal. On February 10, 2017, the New Hampshire Supreme Court issued an order declining to accept the appeal. We continue to believe the assets will be sold by the end of 2017.

As of December 31, 2016, PSNH's energy service rate base subject to divestiture, was approximately $625 million. This rate base will be reduced by the amount of the sales proceeds from the generation assets that are divested and sold. Upon completion of the divestiture process, full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

Legislative and Policy Matters

Federal:  On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provided us with cash flow benefits of approximately $275 million (including approximately $105 million for CL&P) due to a refund of taxes paid in 2015 and lower tax payments in 2016 of approximately $300 million.

Massachusetts

On August 8, 2016, in conjunction with efforts to shape comprehensive energy legislation, "An Act to Promote Energy Diversity" (the "Act") became law in Massachusetts, which requires EDCs to jointly solicit RFPs and enter into 15- to 20-year contracts for at least 1,600 MW of offshore wind and up to an additional 9.45 terawatt hours of clean energy per year, such as hydropower, land-based wind or solar, provided that reasonable proposals have been received. The RFP for up to 9.45 terawatt hours of clean energy per year, such as hydropower, is due to be released by April 1, 2017. The initial RFP for no less than 400 MW of off-shore wind is due to be released by June 30, 2017. On December 27, 2016, the DOER also determined, pursuant to the Act, that it will establish targets for electric companies to deploy and/or procure viable and cost-effective energy storage solutions that will be adopted by July 1, 2017. For more information regarding projects that Eversource will bid into the RFP processes, see "Business Development and Capital Expenditures – Bay State Wind and Electric Transmission Business – Northern Pass" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On April 11, 2016, "An Act Relative to Solar Energy" became law, which raises the solar net metering cap levels by three percent for both private and public projects. Among many items, the law allowed utilities to file proposals with the DPU by June 30, 2016 to build up to 35 MW of solar generation. NSTAR Electric and WMECO filed an application with the DPU seeking approval to develop 35 MW and 27 MW, respectively, of solar generation facilities to be built in 2017. On December 29, 2016, the DPU approved the application. Together, NSTAR Electric and WMECO expect to invest up to $200 million in those facilities in 2017. See "Regulatory Developments and Rate Matters – Massachusetts – Solar Generation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

New Hampshire

On May 2, 2016, "An Act Relative to Net Metering" became law, which raises the cap on net energy metering tariffs available to eligible customer generators from 50 MW to 100 MW and requires the NHPUC to initiate a proceeding to develop alternative net energy metering tariffs. We do not believe that this law will have a material financial impact on the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies are discussed below.  See the combined notes to our financial statements for further information concerning the accounting policies, estimates and assumptions used in the preparation of our financial statements.

Regulatory Accounting:  Our Regulated companies are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses.  The Regulated companies' financial statements reflect the effects of the rate-making process.

The application of accounting guidance for rate-regulated enterprises results in recording regulatory assets and liabilities.  Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates.  Regulatory assets are amortized as the incurred costs are recovered through customer rates.  In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission.  We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery.  We base our conclusion on certain factors, including, but not limited to, regulatory precedent.  Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers.

We use our best judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements.  We believe it is probable that each of the Regulated companies will recover the regulatory assets that have been recorded.  If we determine that we can no longer apply the accounting guidance applicable to rate-regulated enterprises to our operations, or that we cannot conclude it is probable that costs will be recovered from customers in future rates, the costs would be charged to earnings in the period in which the determination is made.

Unbilled Revenues:  The determination of retail energy sales to residential, commercial and industrial customers is based on the reading of meters, which occurs regularly throughout the month.  Billed revenues are based on these meter readings, and the majority of our recorded annual revenues is based on actual billings.  Because customers are billed throughout the month based on pre-determined cycles rather than on a calendar month basis, an estimate of electricity or natural gas delivered to customers for which the customers have not yet been billed is calculated as of the balance sheet date.

Unbilled revenues represent an estimate of electricity or natural gas delivered to customers but not yet billed.  Unbilled revenues are included in Operating Revenues on the statement of income and are assets on the balance sheet that are reclassified to Accounts Receivable in the following month as customers are billed.  Such estimates are subject to adjustment when actual meter readings become available or when there is a change in our estimates.

The Regulated companies estimate unbilled sales volumes monthly by first allocating billed sales volumes to the current calendar month based on the daily load (for electric distribution companies) or the daily send-out (for natural gas distribution companies) for each billing cycle.  The billed sales volumes are then subtracted from total month load or send-out, net of delivery losses, to estimate unbilled sales volumes.  Unbilled revenues are estimated by first allocating unbilled sales volumes to the respective customer classes, then applying an estimated rate by customer class to those sales volumes.  The estimate of unbilled revenues can significantly impact the amount of revenues recorded at NSTAR Electric, PSNH and Yankee Gas because they do not have a revenue decoupling mechanism.  CL&P, WMECO and NSTAR Gas record a regulatory deferral to reflect the actual allowed amount of revenue associated with their respective decoupled distribution rate design.

Pension and PBOP:  We sponsor Pension and PBOP Plans to provide retirement benefits to our employees.  For each of these plans, several significant assumptions are used to determine the projected benefit obligation, funded status and net periodic benefit cost.  These assumptions include the expected long-term rate of return on plan assets, discount rate, compensation/progression rate and mortality and retirement assumptions.  We evaluate these assumptions at least annually and adjust them as necessary.  Changes in these assumptions could have a material impact on our financial position, results of operations or cash flows.

Expected Long-Term Rate of Return on Plan Assets:  In developing this assumption, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations when appropriate.  For the year ended December 31, 2016, our aggregate expected long-term rate-of-return assumption of 8.25 percent was used to determine our pension and PBOP expense.  For the forecasted 2017 pension and PBOP expense, our expected long-term rate of return of 8.25 percent will be used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the 2016 pension and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2016, the discount rates used to determine the funded status were 4.33 percent for the Pension Plan and 4.21 percent for the PBOP Plan.  As of December 31, 2015, the discount rates used were 4.6 percent for the Pension Plan and 4.62 percent for the PBOP Plan.  The decrease in the discount rate used to calculate the funded status resulted in an increase on the Pension and PBOP Plans' liability of approximately $177 million and $75 million, respectively, as of December 31, 2016.

Effective January 1, 2016, we elected to transition the discount rate to the spot rate methodology from the yield-curve approach for the service and interest cost components of Pension and PBOP expense because it provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  Historically, these components were estimated using the same weighted-average discount rate as for the funded status.  The discount rates used to estimate the 2016 service costs were 4.89 percent and 4.09 percent for the Pension and PBOP Plans, respectively.  The discount rates used to estimate the 2016 interest costs were 3.80 percent and 2.88 percent for the Pension and PBOP Plans, respectively.  The total pre-tax benefit of this change on Pension and PBOP expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the year ended December 31, 2016 resulted in decreases to Pension and PBOP costs of $46 million and $10 million, respectively.  Pension and PBOP expense charged to earnings is net of the amounts capitalized.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. In 2016, a revised scale for the mortality table was released having the effect of decreasing the estimate of benefits to be provided to plan participants.  The impact of the adoption of the new mortality scale resulted in a decrease of approximately $32 million and $11 million for the Pension and PBOP Plans' liability, respectively, as of December 31, 2016.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension Plan participants receive in the future.  As of both December 31, 2016 and 2015, the compensation/progression rate used to determine the funded status was 3.5 percent.

Health Care Cost:  In August 2016, we amended the PBOP Plan to standardize benefit design and make benefit changes. As a result, the plan is no longer subject to health care cost trends.

Actuarial Determination of Expense:  Pension and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets. Actuarial gains and losses represent differences between assumptions and actual information or updated assumptions. Pre-tax net periodic benefit expense for the Pension Plan (excluding the SERP Plans) was $62.4 million, $124.2 million and $118.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The pre-tax net periodic PBOP cost is income of $17.9 million for the year ended December 31, 2016 and expense of $2.4 million and $8.1 million for the years ended December 31, 2015 and 2014, respectively.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances. This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unrecognized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that the expense for the Pension Plan (excluding the SERP Plans) will be approximately $54 million and income for the PBOP Plan will be approximately $38 million, respectively, in 2017. The periodic benefit cost for the PBOP Plan has been favorably impacted by the plan amendment which reduced the PBOP liability. Pension and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plan annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $146.2 million to the Pension Plan in 2016.  We currently estimate contributing approximately $175 million to the Pension Plan in 2017.

For the PBOP Plan, it is our policy to fund the PBOP Plan annually through tax deductible contributions to external trusts.  We contributed $12.5 million to the PBOP Plan in 2016.  We currently estimate contributing $7.6 million to the PBOP Plan in 2017.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plan's (excluding the SERP Plans) and PBOP Plan's reported annual cost as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Increase in PBOP Plan Cost
Assumption Change	As of December 31,
Eversource	2016	2015	2016	2015
Lower expected long-term rate of return	$19.5	$20.6	$3.9	$4.2
Lower discount rate	20.7	26.3	3.9	6.2
Higher compensation rate	10.2	12.4	N/A	N/A

Goodwill:  We have recorded approximately $3.5 billion of goodwill associated with previous mergers and acquisitions. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission and Natural Gas Distribution.  These reporting units are consistent with our operating segments underlying our reportable segments.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric, PSNH and WMECO.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas and Yankee Gas.  As of December 31, 2016, goodwill was allocated to the reporting units as follows:  $2.5 billion to Electric Distribution, $0.6 billion to Electric Transmission, and $0.4 billion to Natural Gas Distribution.

We are required to test goodwill balances for impairment at least annually by considering the fair values of the reporting units, which requires us to use estimates and judgments.  We have selected October 1st of each year as the annual goodwill impairment testing date.  Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and if the implied fair value of goodwill based on the estimated fair values of the reporting units' assets and liabilities is less than the carrying amount of the goodwill.  If goodwill were deemed to be impaired, it would be written down in the current period to the extent of the impairment.

We performed an impairment test of goodwill as of October 1, 2016 for the Electric Distribution, Electric Transmission and Natural Gas Distribution reporting units.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

The 2016 goodwill impairment test resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment.

Income Taxes:  Income tax expense is estimated for each of the jurisdictions in which we operate and is recorded each quarter using an estimated annualized effective tax rate.  This process to record income tax expense involves estimating current and deferred income tax expense or benefit and the impact of temporary differences resulting from differing treatment of items for financial reporting and income tax return reporting purposes.  Such differences are the result of timing of the deduction for expenses, as well as any impact of permanent differences, non-tax deductible expenses, or other items that directly impact income tax expense as a result of regulatory activity (flow-through items).  The temporary differences and flow-through items result in deferred tax assets and liabilities that are included in the balance sheets.

We also account for uncertainty in income taxes, which applies to all income tax positions previously filed in a tax return and income tax positions expected to be taken in a future tax return that have been reflected on our balance sheets.  The determination of whether a tax position meets the recognition threshold under applicable accounting guidance is based on facts and circumstances available to us.  Once a tax position meets the recognition threshold, the tax benefit is measured using a cumulative probability assessment.  Assigning probabilities in measuring a recognized tax position and evaluating new information or events in subsequent periods requires significant judgment and could change previous conclusions used to measure the tax position estimate.  New information or events may include tax examinations or appeals (including information gained from those examinations), developments in case law, settlements of tax positions, changes in tax law and regulations, rulings by taxing authorities and statute of limitation expirations.  Such information or events may have a significant impact on our financial position, results of operations and cash flows.

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated.  Adjustments made to estimates of environmental liabilities could have an adverse impact on earnings.  We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which we may have potential liability.  As assessments on these sites are performed, we may receive new information to be considered in our estimates related to the extent and nature of the contamination and the costs of required remediation.

Our estimates also incorporate currently enacted state and federal environmental laws and regulations and data released by the EPA and other organizations.  The estimates associated with each possible action plan are judgmental in nature partly because there are usually several different remediation options from which to choose.  Our estimates are subject to revision in future periods based on actual costs or new information from other sources, including the level of contamination at the site, the extent of our responsibility or the extent of remediation required, recently enacted laws and regulations or a change in cost estimates due to certain economic factors.

Fair Value Measurements:  We follow fair value measurement guidance that defines fair value as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  We have applied this guidance to our Company's derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal), to marketable securities held in trusts, to our investments in our Pension and PBOP Plans, and to nonfinancial assets such as goodwill and AROs. This guidance was also applied in estimating the fair value of preferred stock and long-term debt.

Changes in fair value of the Regulated company derivative contracts are recorded as Regulatory Assets or Liabilities, as we recover the costs of these contracts in rates charged to customers.  These valuations are sensitive to the prices of energy and energy-related products in future years for which markets have not yet developed and assumptions are made.

We use quoted market prices when available to determine the fair value of financial instruments.  If quoted market prices are not available, fair value is determined using quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments that are not active and model-derived valuations.  When quoted prices in active markets for the same or similar instruments are not available, we value derivative contracts using models that incorporate both observable and unobservable inputs.  Significant unobservable inputs utilized in the models include energy and energy-related product prices for future years for long-dated derivative contracts and market volatilities.  Discounted cash flow valuations incorporate estimates of premiums or discounts, reflecting risk-adjusted profit that would be required by a market participant to arrive at an exit price, using available historical market transaction information.  Valuations of derivative contracts also reflect our estimates of nonperformance risk, including credit risk.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1C, "Summary of Significant Accounting Policies - Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  Information regarding our contractual obligations and commercial commitments as of December 31, 2016 is summarized annually through 2021 and thereafter as follows:

Eversource
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt maturities (a)	$745.0	$960.0	$800.0	$295.0	$871.3	$5,665.3	$9,336.6
Estimated interest payments on existing debt (b)	390.2	336.7	307.8	269.4	254.2	2,684.8	4,243.1
Capital leases (c)	2.3	2.3	2.2	2.2	1.7	1.1	11.8
Operating leases (d)	14.1	10.6	8.7	7.0	6.0	10.4	56.8
Funding of pension obligations (d) (e)	175.0	—	—	—	—	—	175.0
Funding of PBOP obligations (d) (e)	7.6	—	—	—	—	—	7.6
Estimated future annual long-term contractual costs (f)	667.8	557.1	498.4	483.2	433.9	2,331.8	4,972.2
Total (g)	$2,002.0	$1,866.7	$1,617.1	$1,056.8	$1,567.1	$10,693.4	$18,803.1

CL&P
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt maturities (a)	$250.0	$300.0	$250.0	$—	$—	$1,990.3	$2,790.3
Estimated interest payments on existing debt (b)	136.0	117.8	102.4	95.5	95.5	1,307.2	1,854.4
Capital leases (c)	1.9	2.0	2.0	2.0	1.4	—	9.3
Operating leases (d)	2.0	1.3	1.0	0.7	0.6	1.4	7.0
Estimated future annual long-term contractual costs (f)	222.2	169.3	167.4	189.0	170.0	909.7	1,827.6
Total (g)	$612.1	$590.4	$522.8	$287.2	$267.5	$4,208.6	$6,488.6

(a)	Long-term debt maturities exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments.

(b)
Estimated interest payments on fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement.  Estimated interest payments on floating-rate debt are calculated by multiplying the end of 2016 floating-rate reset on the debt by its scheduled notional amount outstanding for the period of measurement.  This same rate is then assumed for the remaining life of the debt.

(c)	The capital lease obligations include interest.

(d)	Amounts are not included on our balance sheets.

(e)
These amounts represent Eversource's expected pension and PBOP contributions for 2017.  Future contributions will vary depending on many factors, including the performance of existing plan assets, valuation of the plans' liabilities and long-term discount rates.

(f)	Other than certain derivative contracts held by the Regulated companies, these obligations are not included on our balance sheets.

(g)
Does not include other long-term liabilities recorded on our balance sheet, such as environmental reserves, employee medical insurance, workers compensation and long-term disability insurance reserves, ARO liability reserves and other reserves, as we cannot make reasonable estimates of the timing of payments.  Also, does not include amounts not included on our balance sheets for future funding of Eversource's equity method investments, as we cannot make reasonable estimates of the periods or the investment contributions.

For further information regarding our contractual obligations and commercial commitments, see Note 6, "Asset Retirement Obligations,"  Note 7, "Short-Term Debt," Note 8, "Long-Term Debt," Note 9A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pensions," Note 11, "Commitments and Contingencies," and Note 13, "Leases," to the financial statements.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2016, 2015, and 2014 included in this Annual Report on Form 10-K.

Comparison of 2016 to 2015:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$7,639.1	$7,954.8	$(315.7)	(4.0)%
Operating Expenses:
Purchased Power, Fuel and Transmission	2,500.8	3,086.9	(586.1)	(19.0)
Operations and Maintenance	1,323.5	1,329.3	(5.8)	(0.4)
Depreciation	715.5	665.9	49.6	7.4
Amortization of Regulatory Assets, Net	71.7	22.3	49.4	(a)
Energy Efficiency Programs	533.7	495.7	38.0	7.7
Taxes Other Than Income Taxes	634.0	590.5	43.5	7.4
Total Operating Expenses	5,779.2	6,190.6	(411.4)	(6.6)
Operating Income	1,859.9	1,764.2	95.7	5.4
Interest Expense	401.0	372.4	28.6	7.7
Other Income, Net	45.9	34.2	11.7	34.2
Income Before Income Tax Expense	1,504.8	1,426.0	78.8	5.5
Income Tax Expense	555.0	540.0	15.0	2.8
Net Income	949.8	886.0	63.8	7.2
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—	—
Net Income Attributable to Common Shareholders	$942.3	$878.5	$63.8	7.3%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Electric Distribution	$5,594.3	$5,903.6	$(309.3)	(5.2)%
Natural Gas Distribution	857.7	995.5	(137.8)	(13.8)
Electric Transmission	1,210.0	1,069.1	140.9	13.2
Other and Eliminations	(22.9)	(13.4)	(9.5)	70.9
Total Operating Revenues	$7,639.1	$7,954.8	$(315.7)	(4.0)%

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in Mcf were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Electric
Traditional	28,479	28,982	(503)	(1.7)%
Decoupled	25,163	25,634	(471)	(1.8)
Total Electric	53,642	54,616	(974)	(1.8)%

Firm Natural Gas
Traditional	45,314	47,600	(2,286)	(4.8)%
Decoupled and Special Contracts	52,728	55,399	(2,671)	(4.8)
Total Firm Natural Gas	98,042	102,999	(4,957)	(4.8)%

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, decreased by $315.7 million in 2016, as compared to 2015.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased by $19.9 million due primarily to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($26.1 million) and the absence of a required ROE reduction in 2015, as stipulated in the PURA 2014 rate case decision, at CL&P ($4 million). This increase was partially offset by the absence of the benefit recognized in 2015 in Operating Revenues due to the PURA ADIT settlement agreement. In addition, traditional electric base distribution revenues decreased $10.1 million due to a 1.7 percent decrease in non-decoupled retail electric sales volumes due primarily to increased customer energy conservation efforts, partly offset by PSNH distribution rate increases effective July 1, 2015 and July 1, 2016.

Contributing to the decrease in Operating Revenues in 2016 was the absence of an $11 million benefit related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs recorded at NSTAR Electric in 2015.

Firm natural gas base distribution segment revenues increased $11.7 million due primarily to the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016, partially offset by a 4.8 percent decrease in traditional firm natural gas sales volumes as a result of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in 2015.

Fluctuations in CL&P's, WMECO's and NSTAR Gas' sales volumes do not impact the level of base distribution revenue realized or earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and break the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked electric distribution segment revenues decreased as a result of decreases in energy supply costs ($625.2 million), driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail electric transmission charges ($84.6 million), an increase in federally mandated congestion charges ($103.0 million), an increase in energy efficiency program revenues ($51.7 million), an increase in stranded cost recovery charges ($39.2 million) and an increase in net metering for distributed generation revenues ($34.0 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P's calculated rate base increased, providing an increase to distribution revenues that positively impacted earnings by $23.2 million.

In 2016, tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($128.2 million) driven by decreased average rates and lower sales volumes, and a decrease in energy efficiency program revenues ($22.7 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $140.9 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $20 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($11.4 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Electric Distribution	$(625.9)
Natural Gas Distribution	(130.3)
Transmission	170.1
Total Purchased Power, Fuel and Transmission	$(586.1)

The decrease in purchased power expense at the electric distribution business was driven by lower prices associated with the procurement of energy supply, lower sales volumes, and a decrease in the amount of electricity generated by PSNH facilities in 2016, as compared to 2015.  The decrease in purchased power expense at the natural gas distribution business was due to lower sales volumes and lower average natural gas prices. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Absence of 2015 resolution of basic service bad debt adder mechanism at NSTAR Electric	$24.2
Absence of 2015 regulatory proceedings benefiting NSTAR Electric	10.5
Employee-related expenses, including labor and benefits	(27.0)
Storm restoration costs	15.0
Bad debt expense	0.4
Vegetation management costs	8.0
Write-off of software design costs	9.2
Absence of 2015 contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	(5.0)
Other operations and maintenance	10.7
Total Base Electric Distribution	46.0
Total Base Natural Gas Distribution:
Employee-related expenses, including labor and benefits	(15.5)
Other operations and maintenance	8.2
Total Base Natural Gas Distribution	(7.3)
Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution):
Merger-related costs allowed for recovery through transmission rates (earnings benefit)	(27.5)
Other tracked operations and maintenance	41.8
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	14.3
Other and eliminations:
Integration costs	(27.2)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	(13.9)
Eversource Parent and Other Companies	(2.8)
Eliminations	(14.9)
Total Operations and Maintenance	$(5.8)

Depreciation expense increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased in 2016, as compared to 2015, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric, PSNH and WMECO, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.  The increase in Amortization of Regulatory Assets, Net for the year ended December 31, 2016 also includes the absence in 2016 of the $11.7 million benefit recorded in 2015 at NSTAR Electric in connection with the Comprehensive Settlement Agreement.

Energy Efficiency Programs expense increased in 2016, as compared to 2015, due primarily to deferral adjustments at NSTAR Electric, partially offset by deferral adjustments for the natural gas businesses, which reflect the actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.  The deferrals adjust expense to match the energy efficiency programs revenue.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2016, as compared to 2015, due primarily to an increase in property taxes as a result of higher utility plant balances and an increase in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

Interest Expense increased in 2016, as compared to 2015, due primarily to an increase in interest on long-term debt ($33.8 million) as a result of new debt issuances and an increase in interest on notes payable ($2.2 million), partially offset by a decrease in regulatory deferrals which decreased interest expense ($5.5 million).

Other Income, Net increased in 2016, as compared to 2015, due primarily to higher equity AFUDC amounts ($7.4 million), higher gains related to the sales of unregulated businesses ($9.4 million) and an increase in interest income ($4.1 million). Partially offsetting these favorable impacts were the market value changes related to deferred compensation plans ($9.6 million).

Income Tax Expense increased in 2016, as compared to 2015, due primarily to higher pre-tax earnings ($24.2 million), higher state taxes ($7.5 million), and the sale of an unregulated business ($10.2 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share based payment transactions ($19.1 million), the true-up of the return to provision impacts and a higher tax benefit from a reduction in tax reserves ($7.6 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

Comparison of 2015 to 2014:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Increase/(Decrease)	Percent
Operating Revenues	$7,954.8	$7,741.9	$212.9	2.7%
Operating Expenses:
Purchased Power, Fuel and Transmission	3,086.9	3,021.6	65.3	2.2
Operations and Maintenance	1,329.3	1,427.6	(98.3)	(6.9)
Depreciation	665.9	614.7	51.2	8.3
Amortization of Regulatory Assets, Net	22.3	10.7	11.6	(a)
Energy Efficiency Programs	495.7	473.1	22.6	4.8
Taxes Other Than Income Taxes	590.5	561.4	29.1	5.2
Total Operating Expenses	6,190.6	6,109.1	81.5	1.3
Operating Income	1,764.2	1,632.8	131.4	8.0
Interest Expense	372.4	362.1	10.3	2.8
Other Income, Net	34.2	24.6	9.6	39.0
Income Before Income Tax Expense	1,426.0	1,295.3	130.7	10.1
Income Tax Expense	540.0	468.3	71.7	15.3
Net Income	886.0	827.0	59.0	7.1
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—	—
Net Income Attributable to Controlling Interest	$878.5	$819.5	$59.0	7.2%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Increase/(Decrease)	Percent
Electric Distribution	$5,903.6	$5,663.4	$240.2	4.2%
Natural Gas Distribution	995.5	1,007.3	(11.8)	(1.2)
Electric Transmission	1,069.1	1,018.2	50.9	5.0
Other and Eliminations	(13.4)	53.0	(66.4)	(a)
Total Operating Revenues	$7,954.8	$7,741.9	$212.9	2.7%

(a) Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales volumes and firm natural gas sales volumes were as follows:

	For the Years Ended December 31,
	2015	2014	Increase/(Decrease)	Percent
Electric Sales Volumes in GWh:
Traditional	28,982	28,811	171	0.6%
Decoupled	25,634	25,631	3	—
Total Electric Sales Volumes in GWh	54,616	54,442	174	0.3%

Firm Natural Gas Sales Volumes in Million Cubic Feet	102,999	104,191	(1,192)	(1.1)%

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, increased by $212.9 million in the aggregate in 2015 compared to 2014.

Base electric and natural gas distribution revenues: Base electric distribution segment revenues increased $150.9 million due primarily to CL&P's base distribution rate increase, effective December 1, 2014 ($136.3 million) and higher retail sales volumes driven by weather impacts at our non-decoupled operating companies (traditional). In addition, Operating Revenues increased $19.9 million at CL&P due to the PURA-approved settlement agreement regarding ADIT, $11 million for the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, and $20.7 million increase of 2015 LBR recognition at NSTAR Electric compared to 2014 LBR amounts. The $19.9 million represents CL&P's revenue requirement from the settlement agreement's rate increase through December 31, 2015, and is being collected from customers in rates over a 24-month period beginning December 1, 2015. The impact of colder winter weather experienced in the first quarter of 2015 and warmer weather in the third quarter of 2015, partially offset by milder winter weather in the fourth quarter of 2015, all as compared to the same periods in 2014, were the primary drivers of the increase in 2015 retail electric sales volumes of 0.6 percent and base electric distribution revenues at NSTAR Electric and PSNH.

For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved revenue decoupling mechanisms. The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and break the relationship between sales volumes and revenues recognized. Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements. Therefore, changes in sales volumes had no impact on the level of base distribution revenue realized at our decoupled companies.

Firm natural gas base distribution segment revenues decreased $4.9 million due primarily to a 1.1 percent decrease in firm natural gas sales volumes in 2015, as compared to 2014. This was due to record warm weather in the fourth quarter of 2015 when compared to 2014, partially offset by colder winter weather in the first quarter of 2015 compared to 2014. Weather-normalized firm natural gas sales volumes (based on 30-year average temperatures) increased 2.5 percent in 2015 compared to 2014, due primarily to improved economic conditions as well as residential and commercial customer growth, partially offset by the impact of customer conservation efforts resulting from company-sponsored energy efficiency programs.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings. Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues. Tracked electric distribution segment revenues increased primarily as a result of increases in energy supply costs ($176.4 million), driven by increased average retail rates, and increases in energy efficiency program revenues ($18.3 million). These increases were partially offset by a decrease in retail electric transmission charges ($77.5 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($103.9 million). Tracked natural gas supply revenues decreased $20.1 million as a result of a decrease in average rates related to the recovery of natural gas supply costs.

Electric transmission revenues: The electric transmission segment revenues increased by $50.9 million primarily as a result of lower reserves associated with the FERC ROE complaint proceedings in 2015 compared to 2014 and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other: Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($55 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers. These energy supply costs are recovered from customers in rates through reconciling cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$74.8
Natural Gas Distribution	(1.6)
Electric Transmission	2.8
Other and Eliminations	(10.7)
Total Purchased Power, Fuel and Transmission	$65.3

The increase in purchased power costs at the electric distribution business was driven by higher prices associated with the procurement of energy supply in 2015, as compared to 2014. The decrease in purchased power costs at the natural gas distribution business was due to lower average natural gas prices in 2015, as compared to 2014.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs). Operations and Maintenance decreased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Resolution of basic service bad debt adder mechanism at NSTAR Electric	$(24.2)
Contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	5.0
Increase in employee-related expenses, including labor and benefits	1.8
Other operations and maintenance	7.0
Total Base Electric Distribution	(10.4)
Total Base Natural Gas Distribution	(1.5)
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	(9.3)
Total Distribution and Transmission	(21.2)
Other and eliminations:
Integration costs	(8.4)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	(45.7)
Merger-related costs allowed for recovery	(7.0)
Eversource Parent and Other Companies	(16.0)
Total Operations and Maintenance	$(98.3)

Depreciation increased in 2015, as compared to 2014, due primarily to higher utility plant in service balances resulting from completed construction projects placed into service and an increase in depreciation rates at CL&P as a result of the distribution rate case effective December 1, 2014.

Amortization of Regulatory Assets, Net, which are tracked costs, include certain regulatory-approved tracking mechanisms. Fluctuations in these costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net, increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
CL&P:
Amortization increase (including storm cost recovery) approved and included in base distribution rates	$61.0
Energy and energy-related supply costs tracking mechanism	(108.0)
NSTAR Electric (primarily the recognition of the Comprehensive Settlement Agreement, partially offset by transition costs tracking mechanism)	(6.7)
PSNH (primarily default energy service charge tracking mechanism)	45.9
WMECO (primarily the absence of the refund of DOE proceeds to customers in 2014 and energy and energy-related cost tracking mechanisms)	20.7
Other	(1.3)
Total Amortization of Regulatory Assets, Net	$11.6

The increase in CL&P's amortization was due primarily to an increase in storm cost recovery, which was approved and included in distribution rates effective December 1, 2014. In connection with the Comprehensive Settlement Agreement associated with the CPSL program filings, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.

The remaining fluctuations in amortization expense are driven by the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased in 2015, as compared to 2014, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric.

Taxes Other Than Income Taxes increased in 2015, as compared to 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased in 2015, as compared to 2014, due primarily to an increase in interest on long-term debt ($9.3 million) as a result of new debt issuances in 2015 and an increase in interest on notes payable ($1.9 million).

Other Income, Net increased in 2015, as compared to 2014, due primarily to higher equity AFUDC amounts ($5.1 million) and an increase in interest income related to the deferred compensation plans ($4.3 million), partially offset by the absence in 2015 of a gain on the sale of land recorded in 2014 at CL&P ($4.5 million).

Income Tax Expense increased in 2015, as compared to 2014, due primarily to higher pre-tax earnings ($45.7 million), higher state taxes, the impact of adjusting our estimated tax expense to what was filed on our tax return (provision to return), the lower tax benefit in 2015 compared to 2014 from a change in tax reserves ($19.8 million), and higher items that impact our tax rate as a result of regulatory treatment (flow-through items) ($6.2 million).

EARNINGS SUMMARY

Regulated Companies: Excluding integration costs, our electric distribution segment earnings increased $45.5 million in 2015, as compared to 2014, due primarily to the impact of the December 1, 2014 CL&P base distribution rate increase, the $27.5 million favorable earnings impact related to the resolution of NSTAR Electric's basic service bad debt adder and the settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings and the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, an increase in the recovery of LBR at NSTAR Electric related to 2015 energy efficiency programs, and higher retail sales volumes at NSTAR Electric and PSNH. Partially offsetting these favorable earnings impacts were a higher effective tax rate in 2015, higher property taxes, higher depreciation expense and a $5 million contribution in 2015 to create a clean energy fund in connection with the PSNH divestiture agreement.

Our electric transmission segment earnings increased $9.1 million in 2015, as compared to 2014, due primarily to the result of lower reserve charges associated with the FERC ROE complaint proceedings of $12.4 million recorded in 2015, as compared to $22.4 million recorded in 2014, and a higher transmission rate base as a result of an increased investment in our transmission infrastructure. These favorable earnings impacts were partially offset by a higher effective tax rate in 2015.

Our natural gas distribution segment earnings increased $0.1 million in 2015, as compared to 2014. Our natural gas distribution segment earnings were favorably impacted by a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses, a lower effective tax rate in 2015, and additional natural gas heating customers. These favorable earnings impacts were offset by a decrease in firm natural gas sales volumes driven by record warm weather in the fourth quarter of 2015, as compared to 2014, higher depreciation expense and higher property taxes.

Eversource Parent and Other Companies: Excluding the impact of integration costs, Eversource parent and other companies had earnings of $9.5 million in 2015, compared with earnings of $11.5 million in 2014. The earnings decrease was due primarily to a higher effective tax rate at Eversource parent in 2015, as compared to 2014, higher interest expense at Eversource parent as a result of new debt issuances in January 2015, and reduced earnings in 2015 from Eversource's unregulated electrical contracting business, which was sold in April 2015. These unfavorable earnings impacts were partially offset by a reduction in operations and maintenance costs.

LIQUIDITY

Cash flows provided by operating activities totaled $1.4 billion in 2015, compared with $1.6 billion in 2014. The decrease in operating cash flows in 2015 compared to 2014 was due primarily to the $302 million payment made to fully satisfy the obligation with the DOE, as discussed below, and an increase in purchased power and congestion costs at NSTAR Electric, WMECO and CL&P that will be recovered in future periods. Also contributing to the decrease in operating cash flows were DOE Damages proceeds received from the Yankee Companies of $4.7 million in 2015, compared to $132 million in 2014. Partially offsetting these unfavorable cash flow impacts were a decrease of $49.2 million in Pension and PBOP Plan cash contributions in 2015, as compared to 2014, and lower federal income tax payments of approximately $324 million in 2015, as compared to 2014, primarily due to the extension of the accelerated depreciation deduction.

In late 2015, CL&P and WMECO made payments of $244.6 million and $57.4 million, respectively, to fully satisfy their obligations with the DOE, which were classified as long-term debt on the balance sheets as of December 31, 2014, for costs associated with the disposal of spent nuclear fuel and high-level radioactive waste for all periods prior to 1983 from their previous ownership interest in the Millstone nuclear power station. CL&P and WMECO divested their ownership interest in Millstone in 2001. These payments included accumulated interest of $178 million and $41.8 million for CL&P and WMECO, respectively. CL&P funded its payment with the issuance of debt, and WMECO liquidated its spent nuclear fuel trust to satisfy its obligation with the DOE.

On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provided us with cash flow benefits in 2016 of approximately $275 million (including approximately $105 million for CL&P) due to a refund of taxes paid in 2015 and lower tax payments in 2016 of approximately $300 million.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the years ended December 31, 2016, 2015, and 2014 included in this Annual Report on Form 10-K:

Comparison of 2016 to 2015:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$2,806.0	$2,802.7	$3.3	0.1%
Operating Expenses:
Purchased Power and Transmission	919.7	1,054.3	(134.6)	(12.8)
Operations and Maintenance	490.1	487.3	2.8	0.6
Depreciation	230.5	215.3	15.2	7.1
Amortization of Regulatory Assets, Net	38.8	12.3	26.5	(a)
Energy Efficiency Programs	154.0	153.7	0.3	0.2
Taxes Other Than Income Taxes	299.7	268.7	31.0	11.5
Total Operating Expenses	2,132.8	2,191.6	(58.8)	(2.7)
Operating Income	673.2	611.1	62.1	10.2
Interest Expense	144.1	145.8	(1.7)	(1.2)
Other Income, Net	13.5	11.5	2.0	17.4
Income Before Income Tax Expense	542.6	476.8	65.8	13.8
Income Tax Expense	208.3	177.4	30.9	17.4
Net Income	$334.3	$299.4	$34.9	11.7%
(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	21,617	22,071	(454)	(2.1)%

CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $3.3 million in 2016, as compared to 2015.

Base distribution revenues increased by $30.1 million due to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($26.1 million) and the absence of a required ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in 2015 ($4 million).  This increase was partially offset by the absence of the benefit recognized in 2015 in Operating Revenues due to the PURA ADIT settlement agreement.

Fluctuations in CL&P's sales volumes do not impact the level of base distribution revenue realized or earnings due to the PURA approved revenue decoupling mechanism.  CL&P's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($222.4 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in federally mandated congestion charges ($103.0 million) and an increase in competitive transition assessment charges ($31.7 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P's calculated rate base increased, providing an increase to distribution revenues that impacted earnings of $23.2 million.

Transmission revenues increased by $62.7 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $12.5 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power Costs	$(173.1)
Transmission Costs	38.5
Total Purchased Power and Transmission	$(134.6)

Included in purchased power costs are the costs associated with CL&P's GSC and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs in 2016, compared to 2015, was due primarily to a decrease in the price of standard offer supply, as well as lower sales volumes. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense increased in 2016, as compared to 2015, driven by a $9.2 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher transmission expenses, partially offset by a $6.4 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses, partially offset by higher storm restoration costs and the write-off of software design costs.

Depreciation increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs and the amortization of storm and other costs. Amortization of Regulatory Assets, Net increased in 2016, as compared to 2015, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2016, as compared to 2015, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and an increase in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

Interest Expense decreased in 2016, as compared to 2015, due primarily to lower deferred regulatory interest expense ($5.0 million) and a decrease in interest expense related to deposits ($1.3 million), partially offset by an increase in interest on long-term debt ($5.1 million).

Income Tax Expense increased in 2016, as compared to 2015, due primarily to higher pre-tax earnings ($23.2 million), higher state taxes ($1.5 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.7 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million), and the true-up of the return to provision impacts and a lower tax benefit from a reduction in tax reserves ($0.5 million).

EARNINGS SUMMARY

CL&P's earnings increased $34.9 million in 2016, as compared to 2015, due primarily to an increase in transmission earnings driven by a higher transmission rate base, as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, higher distribution revenues as a result of higher rate base and the absence of a required ROE reduction, as stipulated in the PURA 2014 rate case decision, and lower operations and maintenance expense.  These favorable earnings impacts were partially offset by higher property and other tax expense, a higher effective tax rate and higher depreciation expense.

LIQUIDITY

Cash totaled $6.6 million as of December 31, 2016, compared with $1.1 million as of December 31, 2015.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of December 31, 2016 and 2015 was 0.88 percent and 0.72 percent, respectively.  As of December 31, 2016 and 2015, there were intercompany loans from Eversource parent to CL&P of $80.1 million and $277.4 million, respectively.

Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

In 2016, CL&P had cash flows provided by operating activities of $811.5 million, compared with $298.3 million in 2015.  The increase in operating cash flows was due primarily to the absence in 2016 of approximately $244.6 million in payments made in 2015 to fully satisfy the pre-1983 spent nuclear fuel obligation with the DOE, and the favorable impact associated with the December 2015 legislation that extended tax bonus depreciation, which resulted in income tax refunds of $73.9 million received in 2016, as compared to income tax payments of $55.2 million made in 2015. Also contributing to the favorable impact was an increase in distribution rates due to higher rate base and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable. Partially offsetting these impacts was the timing of regulatory recoveries primarily related to energy efficiency program costs.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $612.0 million in 2016, compared with $523.8 million in 2015.

Financing activities in 2016 included $199.6 million in common stock dividends paid to Eversource parent.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

Comparison of 2015 to 2014:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	Increase/(Decrease)	Percent
Operating Revenues	$2,802.7	$2,692.6	$110.1	4.1%
Operating Expenses:
Purchased Power and Transmission	1,054.3	982.9	71.4	7.3
Operations and Maintenance	487.3	494.6	(7.3)	(1.5)
Depreciation	215.3	188.8	26.5	14.0
Amortization of Regulatory Assets, Net	12.3	59.3	(47.0)	(79.3)
Energy Efficiency Programs	153.7	156.3	(2.6)	(1.7)
Taxes Other Than Income Taxes	268.7	255.4	13.3	5.2
Total Operating Expenses	2,191.6	2,137.3	54.3	2.5
Operating Income	611.1	555.3	55.8	10.0
Interest Expense	145.8	147.4	(1.6)	(1.1)
Other Income, Net	11.5	13.4	(1.9)	(14.2)
Income Before Income Tax Expense	476.8	421.3	55.5	13.2
Income Tax Expense	177.4	133.5	43.9	32.9
Net Income	$299.4	$287.8	$11.6	4.0%

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Years Ended December 31,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	22,071	22,046	25	0.1%

Operating Revenues
CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $110.1 million in the aggregate in 2015 compared to 2014.

Base distribution revenues:  Base distribution revenues increased $136.3 million due to a base distribution rate increase effective December 1, 2014.  In addition, CL&P recognized $19.9 million in Operating Revenues due to the PURA-approved settlement agreement regarding ADIT.  The $19.9 million represents the revenue requirement from the settlement agreement's rate increase through December 31, 2015, and is being collected from customers in rates over a 24-month period beginning December 1, 2015.

Effective December 1, 2014, CL&P's distribution revenues were decoupled from its sales volumes.  As a result, CL&P no longer earns LBR related to its energy efficiency programs.  The revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually effective December 1, 2014) and breaks the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes had no impact on the level of base distribution revenue realized in 2015 and prospectively.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues. Tracked distribution revenues decreased primarily as a result of a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($103.9 million) and a decrease in competitive transition assessment charges ($17 million), partially offset by an increase in energy supply costs ($51.1 million) driven by increased average retail rates, and an increase in retail transmission charges ($22.7 million).

Transmission revenues increased $5.8 million due primarily to the result of lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 as compared to 2014, and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$54.6
Transmission Costs	17.8
Other	(1.0)
Total Purchased Power and Transmission	$71.4

Included in purchased power are the costs associated with CL&P's GSC and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to third party suppliers.  The increase in purchased power was due primarily to higher prices associated with the procurement of energy supply related to standard offer from third party suppliers.  The increase in transmission costs was primarily the result of higher Local Network Service (LNS) expenses, which are included in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in 2015, as compared to 2014, driven by an $11.1 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses, partially offset by higher bad debt expense.  Tracked costs, which have no earnings impact, increased $3.8 million, which was primarily attributable to higher tracked bad debt expense, partially offset by lower employee-related expenses.

Depreciation increased in 2015, as compared to 2014, due primarily to an increase in depreciation rates as a result of the distribution rate case decision that was effective December 1, 2014 and higher utility plant in service balances.

Amortization of Regulatory Assets, Net decreased in 2015, as compared to 2014, due primarily to a decrease in the deferral of energy supply and energy-related costs that can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs ($108 million decrease in 2015 compared to 2014), partially offset by an increase in storm cost recovery and other cost recovery approved and included in distribution rates effective December 1, 2014 ($61 million increase in 2015 compared to 2014).  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, decreased in 2015, as compared to 2014, due primarily to a decrease in the deferral, which reflects the actual costs of energy efficiency programs compared to estimated amounts billed to customers.  CL&P is allowed to recover its costs for various state energy policy initiatives and expanded energy efficiency programs.

Taxes Other Than Income Taxes increased in 2015, as compared to 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Other Income, Net decreased in 2015, as compared to 2014, due primarily to the absence in 2015 of a gain on the sale of land recorded in 2014 ($4.5 million), partially offset by higher equity AFUDC amounts ($2.3 million).

Income Tax Expense increased in 2015, as compared to 2014, due primarily to higher pre-tax earnings ($19.4 million), higher state income taxes, the impact of adjusting estimated tax expense to what was filed on our tax return (provision to return), the lower tax benefit in 2015 compared to 2014 from a change in tax reserves ($17.3 million), and higher items that impact our tax rate as a result of regulatory treatment (flow-through items) ($7.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $11.6 million in 2015, as compared to 2014, driven by higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase and the PURA-approved settlement agreement.  In addition, earnings increased due to lower operations and maintenance costs, which were primarily attributable to lower employee-related expenses, and lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 compared to 2014.  These favorable earnings impacts were partially offset by higher income tax expense as a result of lower tax benefits available for utilization in 2015, higher property taxes and the absence of a gain on the sale of land recorded in 2014.

LIQUIDITY

In 2015, CL&P had cash flows provided by operating activities of $298.3 million, compared with $612.4 million in 2014.  The decrease in operating cash flows was due primarily to the approximate $245 million in payments made to fully satisfy the pre-1983 spent nuclear fuel obligation with the DOE.  Also contributing to the decrease in operating cash flows were DOE Damages proceeds received from the Yankee Companies of $2.3 million in 2015, compared to $68.6 million in 2014.

In late 2015, CL&P made a payment of $244.6 million to fully satisfy its obligation with the DOE, which was classified as long-term debt on the balance sheet as of December 31, 2014, for costs associated with the disposal of spent nuclear fuel and high-level radioactive waste for all periods prior to 1983 from its previous ownership interest in the Millstone nuclear power station.  CL&P divested its ownership interest in Millstone in 2001.  This payment included accumulated interest of $178 million.  CL&P funded its payment with the issuance of debt.

On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provided CL&P with cash flow benefits in 2016 of approximately $105 million due to a refund of taxes paid in 2015 and lower tax payments in 2016.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $523.8 million in 2015, compared with $515.7 million in 2014.

On October 26, 2015, Eversource parent and certain of its subsidiaries, including CL&P, amended and restated their joint $1.45 billion revolving credit facility and the termination date was extended to September 4, 2020.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows ES parent to issue commercial paper as a form of short-term debt with intercompany loans to certain subsidiaries, including CL&P.  As of December 31, 2015 and 2014, there were intercompany loans from Eversource parent of $277.4 million and $133.4 million, respectively, to CL&P.

On May 20, 2015 and December 1, 2015, CL&P issued $300 million and $50 million, respectively, of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds using short-term borrowings and also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

Financing activities in 2015 included $196 million in common stock dividends paid to Eversource parent.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$2,557.9	$2,681.3	$(123.4)	(4.6)%
Operating Expenses:
Purchased Power and Transmission	953.4	1,190.2	(236.8)	(19.9)
Operations and Maintenance	393.2	306.5	86.7	28.3
Depreciation	213.1	196.8	16.3	8.3
Amortization of Regulatory Assets/(Liabilities), Net	30.1	(13.0)	43.1	(a)
Energy Efficiency Programs	277.6	224.8	52.8	23.5
Taxes Other Than Income Taxes	136.7	133.2	3.5	2.6
Total Operating Expenses	2,004.1	2,038.5	(34.4)	(1.7)
Operating Income	553.8	642.8	(89.0)	(13.8)
Interest Expense	84.0	75.4	8.6	11.4
Other Income, Net	10.7	5.1	5.6	(a)
Income Before Income Tax Expense	480.5	572.5	(92.0)	(16.1)
Income Tax Expense	187.8	228.0	(40.2)	(17.6)
Net Income	$292.7	$344.5	$(51.8)	(15.0)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	20,619	21,055	(436)	(2.1)%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $123.4 million in 2016, as compared to 2015.

Base distribution revenues:  Base distribution revenues, excluding LBR, decreased $13.4 million in 2016, as compared to 2015, driven by a 2.1 percent decrease in sales volumes due primarily to increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs.  NSTAR Electric is allowed to recover LBR related to reductions in sales volumes as a result of successful energy efficiency programs.

Also contributing to the decrease in operating revenues in 2016 was the absence of an $11 million benefit recorded in 2015 related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($332.4 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in retail transmission charges ($67.9 million), an increase in cost recovery related to energy efficiency programs ($53.2 million), an increase in net metering revenues ($30.2 million) and an increase in transition cost recovery revenues ($20 million).

Transmission revenues increased by $38.7 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $2.4 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power Costs	$(339.7)
Transmission Costs	102.9
Total Purchased Power and Transmission	$(236.8)

Included in purchased power costs are the costs associated with NSTAR Electric's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes.  The increase in transmission costs was primarily the result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. The increase in transmission costs was also driven by costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2016, as compared to 2015, driven by a $59.9 million increase in non-tracked costs, which was primarily attributable to the absence in 2016 of the resolution of the basic service bad debt adder mechanism recorded in 2015 ($24.2 million), higher bad debt expense due primarily to the absence of a regulatory benefit related to certain uncollectible hardship accounts receivable that was recorded in 2015, higher vegetation management expense, and higher storm restoration costs. Additionally, there was a $26.8 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher employee-related expenses due to increased current year collections of a prior year pension and PBOP costs underrecovery and higher bad debt expense.

Depreciation increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net, reflects the absence in 2016 of an $11.7 million benefit recognized in the first quarter of 2015 related to the Comprehensive Settlement Agreement, and the deferral adjustment of certain costs that exceeded billed revenues in 2016 as compared to 2015.  The deferral adjusts expense to match the corresponding revenues. These deferred costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, expense increased in 2016, as compared to 2015, due primarily the deferral adjustments, which reflects the actual costs of energy efficiency programs compared to the amount billed to customers and the timing of the recovery of energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU. The deferral adjusts expense to match the energy efficiency programs revenue. The costs for state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2016, as compared to 2015, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Interest Expense increased in 2016, as compared to 2015, due primarily to an increase in interest on long-term debt ($10.6 million), partially offset by a decrease in regulatory deferrals which decreased interest expense ($1.8 million).

Other Income, Net increased in 2016, as compared to 2015, due primarily to higher AFUDC on equity funds ($5.8 million).

Income Tax Expense decreased in 2016, as compared to 2015, due primarily to lower pre-tax earnings ($32.5 million), lower state taxes ($5.6 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.1 million), and the excess tax benefit due to the adoption of new accounting guidance related to share based payment transactions ($1 million).

EARNINGS SUMMARY

NSTAR Electric's earnings decreased $51.8 million in 2016, as compared to 2015, due primarily to the absence in 2016 of both the 2015 resolution of the basic service bad debt adder mechanism ($14.5 million) and the 2015 favorable impact associated with the Comprehensive Settlement Agreement ($13 million), the absence of a regulatory benefit related to certain uncollectible hardship accounts receivable that was recorded in the fourth quarter of 2015, higher operations and maintenance expense, lower retail sales volumes and higher depreciation expense.  These unfavorable earnings impacts were partially offset by an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $641.4 million in 2016, as compared to $657.0 million in 2015.  The decrease in operating cash flows was due primarily to income tax payments of $80.7 million made in 2016, compared to income tax refunds of $19.8 million received in 2015, changes related to working capital items, including the timing of accounts payable payments and the collections of accounts receivable, and an increase in 2016 of $27.4 million in Pension and PBOP Plan cash contributions. Partially offsetting these impacts was an increase in regulatory recoveries due to collections from customers in excess of purchased power costs and energy efficiency programs.

NSTAR Electric has a $450.0 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of December 31, 2016 and 2015, NSTAR Electric had $126.5 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $323.5 million and $387.5 million of available borrowing capacity as of December 31, 2016 and 2015, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 and 2015 was 0.71 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450.0 million revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450.0 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$959.5	$972.2	$(12.7)	(1.3)%
Operating Expenses:
Purchased Power, Fuel and Transmission	210.8	247.7	(36.9)	(14.9)
Operations and Maintenance	260.8	276.5	(15.7)	(5.7)
Depreciation	116.5	105.4	11.1	10.5
Amortization of Regulatory Assets, Net	11.2	16.3	(5.1)	(31.3)
Energy Efficiency Programs	14.2	14.3	(0.1)	(0.7)
Taxes Other Than Income Taxes	82.9	81.8	1.1	1.3
Total Operating Expenses	696.4	742.0	(45.6)	(6.1)
Operating Income	263.1	230.2	32.9	14.3
Interest Expense	50.0	46.0	4.0	8.7
Other Income, Net	1.2	3.3	(2.1)	(63.6)
Income Before Income Tax Expense	214.3	187.5	26.8	14.3
Income Tax Expense	82.3	73.1	9.2	12.6
Net Income	$132.0	$114.4	$17.6	15.4%

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	7,860	7,927	(67)	(0.8)%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $12.7 million in 2016, as compared to 2015.

Base distribution revenues:  Base distribution revenues increased $3.3 million due primarily to a $5.3 million increase as a result of distribution rate increases effective July 1, 2015 and July 1, 2016. Partially offsetting this increase was a 0.8 percent decrease in sales volumes due primarily to increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs and a reduction in wholesale generation revenues in 2016, as compared to 2015 ($36.5 million), driven by lower sales volumes.  Stranded cost recovery charges decreased by $7.7 million in 2016, as compared to 2015. In addition, PSNH's generation rate base increased, which provided an increase to generation revenues that impacted earnings of $6.9 million.

Transmission revenues increased by $23.8 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $1 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power and Generation Fuel Costs	$(56.2)
Transmission Costs	19.3
Total Purchased Power, Fuel and Transmission	$(36.9)

In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation.  The decrease in purchased power and generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in 2016, as compared to 2015, driven by an $11.9 million decrease in non-tracked costs that was primarily attributable to lower employee-related expenses and the absence in 2016 of a $5 million contribution recorded in 2015 to create a clean energy fund in connection with the generation divestiture agreement.  Additionally, there was a $3.8 million decrease in tracked costs, which have no earnings impact, that was primarily attributable to lower contractor costs due to the timing of planned outages at PSNH's generation facilities, and lower employee-related expenses, partially offset by higher transmission expenses.

Depreciation expense increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral to expense of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings. The decrease in 2016, as compared to 2015, was due primarily to the deferral adjustment of the stranded cost recovery charge. The deferral adjusts expense to match the corresponding revenues.

Taxes Other Than Income Taxes expense increased in 2016, as compared to 2015, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Interest Expense increased in 2016, as compared to 2015 due primarily to an increase in regulatory deferrals which increased interest expense.

Other Income, Net decreased in 2016, as compared to 2015, due primarily to a decrease in gains related to deferred compensation plans ($1.0 million) and lower AFUDC on equity funds ($0.9 million).

Income Tax Expense increased in 2016, as compared to 2015, due primarily to higher pre-tax earnings ($9.3 million) and higher state taxes ($1.1 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.8 million), and the excess tax benefit due to the adoption of new accounting guidance related to share based payment transactions ($0.4 million).

EARNINGS SUMMARY

PSNH's earnings increased $17.6 million in 2016, as compared to 2015, due primarily to an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, higher generation earnings, lower operations and maintenance expense, and the impact of the distribution rate increases effective July 1, 2015 and July 1, 2016. These favorable earnings impacts were partially offset by higher depreciation expense, higher property tax expense, and lower retail sales volumes.

LIQUIDITY

PSNH had cash flows provided by operating activities of $361.8 million in 2016, as compared to $274.5 million in 2015. The increase in operating cash flows was due primarily to the income tax refunds of $36.0 million received in 2016, compared to income tax payments of $14.4 million made in 2015, as well as rate increases effective in 2016. In addition, there was a favorable impact due to the timing of payments related to our accounts payable and other working capital items. Partially offsetting these favorable impacts were an increase in Pension and PBOP Plan cash contributions of $16.1 million and timing of collections related to accounts receivable.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$484.2	$518.1	$(33.9)	(6.5)%
Operating Expenses:
Purchased Power and Transmission	131.4	177.2	(45.8)	(25.8)
Operations and Maintenance	96.7	86.3	10.4	12.1
Depreciation	46.1	43.4	2.7	6.2
Amortization of Regulatory Assets/(Liabilities), Net	4.2	14.5	(10.3)	(71.0)
Energy Efficiency Programs	44.2	42.9	1.3	3.0
Taxes Other Than Income Taxes	41.2	38.3	2.9	7.6
Total Operating Expenses	363.8	402.6	(38.8)	(9.6)
Operating Income	120.4	115.5	4.9	4.2
Interest Expense	24.4	24.7	(0.3)	(1.2)
Other Income, Net	0.1	2.7	(2.6)	(96.3)
Income Before Income Tax Expense	96.1	93.5	2.6	2.8
Income Tax Expense	38.0	37.0	1.0	2.7
Net Income	$58.1	$56.5	$1.6	2.8%

Operating Revenues
WMECO's retail sales volumes were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	3,546	3,563	(17)	(0.5)%

WMECO's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $33.9 million in 2016, as compared to 2015.

Fluctuations in WMECO's sales volumes do not impact the level of base distribution revenue realized or earnings due to the DPU approved revenue decoupling mechanism.  WMECO's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($132.4 million annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked revenues decreased due primarily to a decrease in energy supply costs ($50.8 million) driven by decreased average retail rates and lower sales volumes.

Transmission revenues increased by $15.6 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $4.1 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with the purchasing of energy supply on behalf of WMECO's customers. These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power Costs	$(55.2)
Transmission Costs	9.4
Total Purchased Power and Transmission	$(45.8)

Included in purchased power costs are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2016, as compared to 2015, driven by a $6.7 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher transmission expenses and the deferral of RECs generated and sold by the WMECO solar program, and an increase of $3.7 million in non-tracked costs that was primarily attributable to higher storm restoration costs, the write-off of software design costs and higher employee-related expenses.

Depreciation expense increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense decreased in 2016 as compared to 2015, due to the timing of refunds or recovery of tracked costs, which are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense increased in 2016, as compared to 2015, due primarily to the deferral adjustments, which reflect the actual costs of energy efficiency programs compared to the amount billed to customers and the timing of the recovery of energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU. The deferral adjusts expense to match the energy efficiency programs revenue.  The costs for state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2016, as compared 2015, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Other Income, Net decreased in 2016, as compared to 2015, due primarily to lower AFUDC on equity funds ($1.7 million) and a decrease in net gains related to the deferred compensation plans ($0.7 million).

Income Tax Expense increased in 2016, as compared to 2015, due primarily to higher pre-tax earnings ($1.0 million) and various other items ($0.2 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share based payment transactions ($0.2 million).

EARNINGS SUMMARY

WMECO's earnings increased $1.6 million in 2016, as compared to 2015, due primarily to an increase in transmission earnings, which was driven by the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge as well as a higher transmission rate base, and lower interest expense on long-term debt.  These favorable earnings impacts were partially offset by higher operations and maintenance expense, higher property and other taxes expense, and higher depreciation expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $167.3 million in 2016, as compared to $43.0 million in 2015.  The increase in operating cash flows was due primarily to the absence in 2016 of a $57.4 million payment made in 2015 from WMECO's spent nuclear fuel trust to fully satisfy the pre-1983 spent nuclear fuel obligation with the DOE, and income tax refunds of $14.7 million in 2016, compared to income tax payments of $14.7 million in 2015. In addition, the timing of regulatory recoveries, the receipt of $3.6 million in DOE Damages proceeds received from the Yankee Companies, and the timing of working capital items all had a favorable impact on operating cash flows in 2016, as compared to 2015.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

Commodity Price Risk Management:  Our Regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the Regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  Eversource's Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large scale energy related transactions entered into by its Regulated companies.

Other Risk Management Activities

We have an Enterprise Risk Management (ERM) program for identifying the principal risks of the Company.  Our ERM program involves the application of a well-defined, enterprise-wide methodology designed to allow our Risk Committee, comprised of our senior officers and directors of the Company, to identify, categorize, prioritize, and mitigate the principal risks to the Company.  The ERM program is integrated with other assurance functions throughout the Company including Compliance, Auditing, and Insurance to ensure appropriate coverage of risks that could impact the Company.  In addition to known risks, ERM identifies emerging risks to the Company, through participation in industry groups, discussions with management and in consultation with outside advisers.  Our management then analyzes risks to determine materiality, likelihood and impact, and develops mitigation strategies.  Management broadly considers our business model, the utility industry, the global economy and the current environment to identify risks.  The Finance Committee of the Board of Trustees is responsible for oversight of the Company's ERM program and enterprise-wide risks as well as specific risks associated with insurance, credit, financing, investments, pensions and overall system security including cyber security.  The findings of the ERM process are periodically discussed with the Finance Committee of our Board of Trustees, as well as with other Board Committees or the full Board of Trustees, as appropriate, including reporting on how these issues are being measured and managed.  However, there can be no assurances that the Enterprise Risk Management process will identify or manage every risk or event that could impact our financial position, results of operations or cash flows.

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2016, approximately 97 percent of our long-term debt, including fees and interest due for CYAPC's spent nuclear fuel disposal costs, was at a fixed interest rate.  The remaining long-term debt is at variable interest rates and is subject to interest rate risk that could result in earnings volatility.  Assuming a one percentage point increase in our variable interest rates, annual interest expense would have increased by a pre-tax amount of $2.7 million.

Credit Risk Management:  Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of our contractual obligations.  We serve a wide variety of customers and transact with suppliers that include IPPs, industrial companies, natural gas and electric utilities, oil and gas producers, financial institutions, and other energy marketers.  Margin accounts exist within this diverse group, and we realize interest receipts and payments related to balances outstanding in these margin accounts.  This wide customer and supplier mix generates a need for a variety of contractual structures, products and terms that, in turn, require us to manage the portfolio of market risk inherent in those transactions in a manner consistent with the parameters established by our risk management process.

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2016, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts. As of December 31, 2016, Eversource had $21.7 million of cash posted with ISO-NE related to energy transactions.

For further information on cash collateral deposited and posted with counterparties, see Note 1G, "Summary of Significant Accounting Policies - Deposits," and Note 4, "Derivative Instruments," to the financial statements.

If the respective unsecured debt ratings of Eversource or its subsidiaries were reduced to below investment grade by either Moody's or S&P, certain of Eversource's contracts would require additional collateral in the form of cash to be provided to counterparties and independent system operators.  Eversource would have been and remains able to provide that collateral.

Item 8.    Financial Statements and Supplementary Data

Eversource
Company Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

CL&P
Company Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Financial Statements

NSTAR Electric
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
Consolidated Financial Statements

WMECO
Company Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Financial Statements

Company Report on Internal Controls Over Financial Reporting

Eversource Energy

Management is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements of Eversource Energy and subsidiaries (Eversource or the Company) and of other sections of this annual report.  Eversource's internal controls over financial reporting were audited by Deloitte & Touche LLP.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company's internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2016.

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Eversource Energy:

We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15 of Part IV. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Company Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eversource Energy and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2017

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2016	2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$30,251	$23,947
Receivables, Net	847,301	775,480
Unbilled Revenues	168,490	202,647
Taxes Receivable	80,471	305,359
Fuel, Materials, Supplies and Inventory	328,721	336,476
Regulatory Assets	887,625	845,843
Prepayments and Other Current Assets	134,813	129,034
Total Current Assets	2,477,672	2,618,786

Property, Plant and Equipment, Net	21,350,510	19,892,441

Deferred Debits and Other Assets:
Regulatory Assets	3,638,688	3,737,960
Goodwill	3,519,401	3,519,401
Marketable Securities	544,642	516,478
Other Long-Term Assets	522,260	295,243
Total Deferred Debits and Other Assets	8,224,991	8,069,082

Total Assets	$32,053,173	$30,580,309

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,148,500	$1,160,953
Long-Term Debt – Current Portion	773,883	228,883
Accounts Payable	884,521	813,646
Regulatory Liabilities	146,787	107,759
Other Current Liabilities	684,914	678,549
Total Current Liabilities	3,638,605	2,989,790

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,607,207	5,147,678
Regulatory Liabilities	702,255	513,595
Derivative Liabilities	413,676	337,102
Accrued Pension, SERP and PBOP	1,141,514	1,407,288
Other Long-Term Liabilities	853,260	871,499
Total Deferred Credits and Other Liabilities	8,717,912	8,277,162

Capitalization:
Long-Term Debt	8,829,354	8,805,574

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,313
Capital Surplus, Paid In	6,250,224	6,262,368
Retained Earnings	3,175,171	2,797,355
Accumulated Other Comprehensive Loss	(65,282)	(66,844)
Treasury Stock	(317,771)	(309,977)
Common Shareholders' Equity	10,711,734	10,352,215
Total Capitalization	19,696,656	19,313,357

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$32,053,173	$30,580,309

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2016	2015	2014

Operating Revenues	$7,639,129	$7,954,827	$7,741,856

Operating Expenses:
Purchased Power, Fuel and Transmission	2,500,828	3,086,905	3,021,550
Operations and Maintenance	1,323,549	1,329,289	1,427,589
Depreciation	715,466	665,856	614,657
Amortization of Regulatory Assets, Net	71,696	22,339	10,704
Energy Efficiency Programs	533,659	495,701	473,127
Taxes Other Than Income Taxes	634,072	590,573	561,380
Total Operating Expenses	5,779,270	6,190,663	6,109,007
Operating Income	1,859,859	1,764,164	1,632,849
Interest Expense	400,961	372,420	362,106
Other Income, Net	45,920	34,227	24,619
Income Before Income Tax Expense	1,504,818	1,425,971	1,295,362
Income Tax Expense	554,997	539,967	468,297
Net Income	949,821	886,004	827,065
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$942,302	$878,485	$819,546

Basic Earnings Per Common Share	$2.97	$2.77	$2.59

Diluted Earnings Per Common Share	$2.96	$2.76	$2.58

Weighted Average Common Shares Outstanding:
Basic	317,650,180	317,336,881	316,136,748
Diluted	318,454,239	318,432,687	317,417,414
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2016	2015	2014

Net Income	$949,821	$886,004	$827,065
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	2,137	2,079	2,037
Changes in Unrealized Gains/(Losses) on Marketable Securities	2,294	(2,588)	315
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(2,869)	7,674	(30,330)
Other Comprehensive Income/(Loss), Net of Tax	1,562	7,165	(27,978)
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$943,864	$885,650	$791,568

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2014	315,273,559	$1,665,351	$6,192,765	$2,125,980	$(46,031)	$(326,537)	$9,611,528
Net Income				827,065			827,065
Dividends on Common Shares - $1.57 Per Share				(496,524)			(496,524)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	288,941	1,445	5,164				6,609
Long-Term Incentive Plan Activity			(9,569)				(9,569)
Issuance of Treasury Shares	1,420,837		37,817			26,070	63,887
Other Changes in Shareholders' Equity			9,657	(341)			9,316
Other Comprehensive Loss					(27,978)		(27,978)
Balance as of December 31, 2014	316,983,337	1,666,796	6,235,834	2,448,661	(74,009)	(300,467)	9,976,815
Net Income				886,004			886,004
Dividends on Common Shares - $1.67 Per Share				(529,791)			(529,791)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	503,443	2,517	6,951				9,468
Long-Term Incentive Plan Activity			(6,140)				(6,140)
Increase in Treasury Shares	(295,531)		22,070			(9,510)	12,560
Other Changes in Shareholders' Equity			3,653				3,653
Other Comprehensive Income					7,165		7,165
Balance as of December 31, 2015	317,191,249	1,669,313	6,262,368	2,797,355	(66,844)	(309,977)	10,352,215
Net Income				949,821			949,821
Dividends on Common Shares - $1.78 Per Share				(564,486)			(564,486)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	15,787	79	(5,639)				(5,560)
Long-Term Incentive Plan Activity			(6,056)				(6,056)
Increase in Treasury Shares	(321,228)					(7,794)	(7,794)
Other Changes in Shareholders' Equity			(449)				(449)
Other Comprehensive Income					1,562		1,562
Balance as of December 31, 2016	316,885,808	$1,669,392	$6,250,224	$3,175,171	$(65,282)	$(317,771)	$10,711,734

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Activities:
Net Income	$949,821	$886,004	$827,065
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	715,466	665,856	614,657
Deferred Income Taxes	466,463	491,736	443,259
Pension, SERP and PBOP Expense	39,912	96,017	99,056
Pension and PBOP Contributions	(158,741)	(162,452)	(211,649)
Regulatory Over/(Under) Recoveries, Net	13,340	(163,287)	6,853
Amortization of Regulatory Assets, Net	71,696	22,339	10,704
Refunds/(Payments) Related to Spent Nuclear Fuel, Net	59,804	(297,253)	132,138
Other	(77,294)	(82,219)	56,026
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(142,699)	(39,797)	(122,139)
Fuel, Materials, Supplies and Inventory	7,755	34,112	(41,310)
Taxes Receivable/Accrued, Net	234,543	30,282	(323,224)
Accounts Payable	(14,126)	(91,618)	144,743
Other Current Assets and Liabilities, Net	9,112	44,031	15,797
Net Cash Flows Provided by Operating Activities	2,175,052	1,433,751	1,651,976

Investing Activities:
Investments in Property, Plant and Equipment	(1,976,867)	(1,724,139)	(1,603,744)
Proceeds from Sales of Marketable Securities	659,338	799,165	488,789
Purchases of Marketable Securities	(681,272)	(717,114)	(491,220)
Payments to Acquire Investments	(188,958)	(23,353)	(9,779)
Other Investing Activities	36,951	6,291	24,159
Net Cash Flows Used in Investing Activities	(2,150,808)	(1,659,150)	(1,591,795)

Financing Activities:
Cash Dividends on Common Shares	(564,486)	(529,791)	(475,227)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
(Decrease)/Increase in Notes Payable	(12,453)	(242,122)	285,075
Issuance of Long-Term Debt	800,000	1,225,000	725,000
Retirements of Long-Term Debt	(200,000)	(216,700)	(576,551)
Other Financing Activities	(33,482)	(18,225)	(15,620)
Net Cash Flows (Used in)/Provided by Financing Activities	(17,940)	210,643	(64,842)
Net Increase/(Decrease) in Cash and Cash Equivalents	6,304	(14,756)	(4,661)
Cash and Cash Equivalents - Beginning of Year	23,947	38,703	43,364
Cash and Cash Equivalents - End of Year	$30,251	$23,947	$38,703

The accompanying notes are an integral part of these consolidated financial statements.

Company Report on Internal Controls Over Financial Reporting

The Connecticut Light and Power Company

Management is responsible for the preparation, integrity, and fair presentation of the accompanying financial statements of The Connecticut Light and Power Company (CL&P or the Company) and of other sections of this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company's internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2016.

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the "Company") as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Connecticut Light and Power Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2017

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2016	2015

ASSETS
Current Assets:
Cash	$6,579	$1,057
Receivables, Net	359,132	352,536
Accounts Receivable from Affiliated Companies	16,851	21,214
Unbilled Revenues	50,373	99,879
Taxes Receivable	19,700	137,643
Materials, Supplies and Inventory	52,050	43,124
Regulatory Assets	335,526	268,318
Prepayments and Other Current Assets	32,970	32,234
Total Current Assets	873,181	956,005

Property, Plant and Equipment, Net	7,632,392	7,156,809

Deferred Debits and Other Assets:
Regulatory Assets	1,391,564	1,369,028
Other Long-Term Assets	137,907	111,115
Total Deferred Debits and Other Assets	1,529,471	1,480,143

Total Assets	$10,035,044	$9,592,957

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$80,100	$277,400
Long-Term Debt – Current Portion	250,000	—
Accounts Payable	289,532	267,764
Accounts Payable to Affiliated Companies	88,075	66,456
Obligations to Third Party Suppliers	55,520	60,746
Regulatory Liabilities	47,055	61,155
Derivative Liabilities	77,765	91,820
Other Current Liabilities	120,399	110,631
Total Current Liabilities	1,008,446	935,972

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,987,661	1,820,865
Regulatory Liabilities	100,138	74,830
Derivative Liabilities	412,750	336,189
Accrued Pension, SERP and PBOP	300,208	271,056
Other Long-Term Liabilities	123,244	133,446
Total Deferred Credits and Other Liabilities	2,924,001	2,636,386

Capitalization:
Long-Term Debt	2,516,010	2,763,682

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,110,714	1,910,663
Retained Earnings	1,299,374	1,170,278
Accumulated Other Comprehensive Loss	(53)	(576)
Common Stockholder's Equity	3,470,387	3,140,717
Total Capitalization	6,102,597	6,020,599

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$10,035,044	$9,592,957

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Revenues	$2,805,955	$2,802,675	$2,692,582

Operating Expenses:
Purchased Power and Transmission	919,723	1,054,313	982,876
Operations and Maintenance	490,069	487,281	494,578
Depreciation	230,489	215,289	188,837
Amortization of Regulatory Assets, Net	38,765	12,318	59,336
Energy Efficiency Programs	154,015	153,725	156,335
Taxes Other Than Income Taxes	299,719	268,688	255,370
Total Operating Expenses	2,132,780	2,191,614	2,137,332
Operating Income	673,175	611,061	555,250
Interest Expense	144,110	145,795	147,421
Other Income, Net	13,497	11,490	13,376
Income Before Income Tax Expense	542,562	476,756	421,205
Income Tax Expense	208,308	177,396	133,451
Net Income	$334,254	$299,360	$287,754

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Net Income	$334,254	$299,360	$287,754
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	444	444	444
Changes in Unrealized Gains/(Losses) on Marketable Securities	79	(89)	12
Other Comprehensive Income, Net of Tax	523	355	456
Comprehensive Income	$334,777	$299,715	$288,210

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2014	6,035,205	$60,352	$1,682,047	$961,482	$(1,387)	$2,702,494
Net Income				287,754		287,754
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(171,200)		(171,200)
Allocation of Benefits - ESOP			2,771			2,771
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			120,000			120,000
Other Comprehensive Income					456	456
Balance as of December 31, 2014	6,035,205	60,352	1,804,869	1,072,477	(931)	2,936,767
Net Income				299,360		299,360
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(196,000)		(196,000)
Allocation of Benefits - ESOP			743			743
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			105,000			105,000
Other Comprehensive Income					355	355
Balance as of December 31, 2015	6,035,205	60,352	1,910,663	1,170,278	(576)	3,140,717
Net Income				334,254		334,254
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(199,599)		(199,599)
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			200,000			200,000
Other Comprehensive Income					523	523
Balance as of December 31, 2016	6,035,205	$60,352	$2,110,714	$1,299,374	$(53)	$3,470,387

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Activities:
Net Income	$334,254	$299,360	$287,754
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	230,489	215,289	188,837
Deferred Income Taxes	168,919	135,994	130,949
Pension, SERP and PBOP Expense, Net of PBOP Contributions	6,948	14,091	14,992
Regulatory Underrecoveries, Net	(68,730)	(53,781)	(20,502)
Amortization of Regulatory Assets, Net	38,765	12,318	59,336
Refunds/(Payments) Related to Spent Nuclear Fuel, Net	13,568	(242,231)	68,610
Other	(32,212)	(36,385)	(1,342)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	3,229	(29,195)	(78,631)
Materials and Supplies	(8,926)	22,810	13,063
Taxes Receivable/Accrued, Net	123,692	(13,517)	(126,376)
Accounts Payable	3,252	(16,910)	68,891
Other Current Assets and Liabilities, Net	(1,770)	(9,514)	6,838
Net Cash Flows Provided by Operating Activities	811,478	298,329	612,419

Investing Activities:
Investments in Property, Plant and Equipment	(611,984)	(523,849)	(515,710)
Proceeds from the Sale of Property, Plant and Equipment	9,047	—	4,918
Other Investing Activities	296	(716)	7,735
Net Cash Flows Used in Investing Activities	(602,641)	(524,565)	(503,057)

Financing Activities:
Cash Dividends on Common Stock	(199,599)	(196,000)	(171,200)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
(Decrease)/Increase in Notes Payable to Eversource Parent	(197,300)	144,000	(153,900)
Issuance of Long-Term Debt	—	350,000	250,000
Retirements of Long-Term Debt	—	(162,000)	(150,000)
Capital Contributions from Eversource Parent	200,000	105,000	120,000
Other Financing Activities	(857)	(10,504)	(3,584)
Net Cash Flows (Used in)/Provided by Financing Activities	(203,315)	224,937	(114,243)
Net Increase/(Decrease) in Cash	5,522	(1,299)	(4,881)
Cash - Beginning of Year	1,057	2,356	7,237
Cash - End of Year	$6,579	$1,057	$2,356

The accompanying notes are an integral part of these financial statements.

Company Report on Internal Controls Over Financial Reporting

NSTAR Electric Company

Management is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements of NSTAR Electric Company and subsidiary (NSTAR Electric or the Company) and of other sections of this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company's internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2016.

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NSTAR Electric Company and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2017

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2016	2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$3,494	$3,346
Receivables, Net	257,557	229,936
Accounts Receivable from Affiliated Companies	8,581	4,034
Unbilled Revenues	31,632	29,464
Taxes Receivable	39,738	70,236
Materials, Supplies and Inventory	62,288	75,487
Regulatory Assets	289,400	348,408
Prepayments and Other Current Assets	14,906	11,448
Total Current Assets	707,596	772,359

Property, Plant and Equipment, Net	6,051,835	5,655,458

Deferred Debits and Other Assets:
Regulatory Assets	1,057,746	1,112,977
Prepaid PBOP	95,073	—
Other Long-Term Assets	60,572	62,467
Total Deferred Debits and Other Assets	1,213,391	1,175,444

Total Assets	$7,972,822	$7,603,261

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$126,500	$62,500
Long-Term Debt – Current Portion	400,000	200,000
Accounts Payable	232,599	228,250
Accounts Payable to Affiliated Companies	91,532	38,648
Obligations to Third Party Suppliers	55,863	56,718
Renewable Portfolio Standards Compliance Obligations	75,571	104,847
Regulatory Liabilities	63,653	3,281
Other Current Liabilities	71,122	72,007
Total Current Liabilities	1,116,840	766,251

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,836,292	1,760,339
Regulatory Liabilities	391,823	264,352
Accrued Pension, SERP and PBOP	111,827	209,153
Other Long-Term Liabilities	123,194	120,939
Total Deferred Credits and Other Liabilities	2,463,136	2,354,783

Capitalization:
Long-Term Debt	1,678,116	1,829,766

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,045,378	995,378
Retained Earnings	1,625,984	1,613,538
Accumulated Other Comprehensive Income	368	545
Common Stockholder's Equity	2,671,730	2,609,461
Total Capitalization	4,392,846	4,482,227

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$7,972,822	$7,603,261

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Revenues	$2,557,878	$2,681,342	$2,536,677

Operating Expenses:
Purchased Power and Transmission	953,356	1,190,191	1,122,298
Operations and Maintenance	393,170	306,528	326,972
Depreciation	213,115	196,770	188,693
Amortization of Regulatory Assets/(Liabilities), Net	30,083	(12,989)	(6,330)
Energy Efficiency Programs	277,608	224,755	193,516
Taxes Other Than Income Taxes	136,759	133,260	133,072
Total Operating Expenses	2,004,091	2,038,515	1,958,221
Operating Income	553,787	642,827	578,456
Interest Expense	84,005	75,347	77,878
Other Income, Net	10,690	5,106	4,491
Income Before Income Tax Expense	480,472	572,586	505,069
Income Tax Expense	187,767	228,044	201,981
Net Income	$292,705	$344,542	$303,088

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Net Income	$292,705	$344,542	$303,088
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(177)	103	442
Other Comprehensive (Loss)/Income, Net of Tax	(177)	103	442
Comprehensive Income	$292,528	$344,645	$303,530

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2014	100	$—	$992,625	$1,420,828	$—	$2,413,453
Net Income				303,088		303,088
Dividends on Preferred Stock				(1,961)		(1,961)
Dividends on Common Stock				(253,000)		(253,000)
Other Changes in Stockholder's Equity			1,505			1,505
Other Comprehensive Income					442	442
Balance as of December 31, 2014	100	—	994,130	1,468,955	442	2,463,527
Net Income				344,542		344,542
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(197,999)		(197,999)
Other Changes in Stockholder's Equity			1,248			1,248
Other Comprehensive Income					103	103
Balance as of December 31, 2015	100	—	995,378	1,613,538	545	2,609,461
Net Income				292,705		292,705
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(278,299)		(278,299)
Capital Contributions from Eversource Parent			50,000			50,000
Other Comprehensive Loss					(177)	(177)
Balance as of December 31, 2016	100	$—	$1,045,378	$1,625,984	$368	$2,671,730

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Activities:
Net Income	$292,705	$344,542	$303,088
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	213,115	196,770	188,693
Deferred Income Taxes	80,200	173,155	108,133
Pension, SERP and PBOP (Income)/Expense, Net	(327)	10,786	6,760
Pension and PBOP Contributions	(37,305)	(9,886)	(120,306)
Regulatory Over/(Under) Recoveries, Net	117,795	(124,323)	57,696
Amortization of Regulatory Assets/(Liabilities), Net	30,083	(12,989)	(6,330)
Bad Debt Expense	27,978	14,228	24,740
Refunds Related to Spent Nuclear Fuel	4,983	783	30,193
Other	(52,326)	(56,063)	(51,478)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(58,591)	(35,525)	(18,853)
Materials, Supplies and Inventory	13,198	406	(29,943)
Taxes Receivable/Accrued, Net	27,434	77,429	(122,746)
Accounts Payable	(32,969)	21,961	9,753
Accounts Receivable from/Payable to Affiliates, Net	48,337	11,450	115,092
Other Current Assets and Liabilities, Net	(32,920)	44,302	38,535
Net Cash Flows Provided by Operating Activities	641,390	657,026	533,027

Investing Activities:
Investments in Property, Plant and Equipment	(524,306)	(469,466)	(465,028)
Net Cash Flows Used in Investing Activities	(524,306)	(469,466)	(465,028)

Financing Activities:
Cash Dividends on Common Stock	(278,299)	(197,999)	(253,000)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,961)
Increase/(Decrease) in Short-Term Debt	64,000	(239,500)	198,500
Capital Contributions from Eversource Parent	50,000	—	—
Issuance of Long-Term Debt	250,000	250,000	300,000
Retirements of Long-Term Debt	(200,000)	(4,700)	(301,650)
Other Financing Activities	(677)	(2,828)	(5,136)
Net Cash Flows Used in Financing Activities	(116,936)	(196,987)	(63,247)
Net Increase/(Decrease) in Cash and Cash Equivalents	148	(9,427)	4,752
Cash and Cash Equivalents - Beginning of Year	3,346	12,773	8,021
Cash and Cash Equivalents - End of Year	$3,494	$3,346	$12,773

The accompanying notes are an integral part of these consolidated financial statements.

Company Report on Internal Controls Over Financial Reporting

Public Service Company of New Hampshire

Management is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements of Public Service Company of New Hampshire and subsidiary (PSNH or the Company) and of other sections of this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company's internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2016.

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Hampshire and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2017

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2016	2015

ASSETS
Current Assets:
Cash	$4,646	$1,733
Receivables, Net	84,450	77,546
Accounts Receivable from Affiliated Companies	4,185	2,352
Unbilled Revenues	41,004	38,207
Taxes Receivable	6,177	43,128
Fuel, Materials, Supplies and Inventory	162,354	156,868
Regulatory Assets	117,240	104,971
Prepayments and Other Current Assets	22,731	24,302
Total Current Assets	442,787	449,107

Property, Plant and Equipment, Net	3,039,313	2,855,363

Deferred Debits and Other Assets:
Regulatory Assets	245,525	257,873
Other Long-Term Assets	37,720	34,176
Total Deferred Debits and Other Assets	283,245	292,049

Total Assets	$3,765,345	$3,596,519

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$160,900	$231,300
Long-Term Debt – Current Portion	70,000	—
Accounts Payable	85,716	87,925
Accounts Payable to Affiliated Companies	29,154	24,214
Regulatory Liabilities	12,659	6,898
Other Current Liabilities	43,253	43,921
Total Current Liabilities	401,682	394,258

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	785,385	705,894
Regulatory Liabilities	44,779	47,851
Accrued Pension, SERP and PBOP	94,652	89,579
Other Long-Term Liabilities	49,442	50,746
Total Deferred Credits and Other Liabilities	974,258	894,070

Capitalization:
Long-Term Debt	1,002,048	1,071,017

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	748,634
Retained Earnings	549,286	494,901
Accumulated Other Comprehensive Loss	(5,063)	(6,361)
Common Stockholder's Equity	1,387,357	1,237,174
Total Capitalization	2,389,405	2,308,191

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$3,765,345	$3,596,519

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Revenues	$959,482	$972,203	$959,500

Operating Expenses:
Purchased Power, Fuel and Transmission	210,786	247,721	313,732
Operations and Maintenance	260,779	276,554	261,848
Depreciation	116,519	105,372	98,436
Amortization of Regulatory Assets/(Liabilities), Net	11,170	16,276	(29,602)
Energy Efficiency Programs	14,204	14,324	14,286
Taxes Other Than Income Taxes	82,964	81,779	71,417
Total Operating Expenses	696,422	742,026	730,117
Operating Income	263,060	230,177	229,383
Interest Expense	50,040	45,990	45,349
Other Income, Net	1,329	3,315	2,045
Income Before Income Tax Expense	214,349	187,502	186,079
Income Tax Expense	82,364	73,060	72,135
Net Income	$131,985	$114,442	$113,944

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Net Income	$131,985	$114,442	$113,944
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,162	1,162	1,162
Changes in Unrealized Gains/(Losses) on Marketable Securities	136	(154)	19
Other Comprehensive Income, Net of Tax	1,298	1,008	1,181
Comprehensive Income	$133,283	$115,450	$115,125

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2014	301	$—	$701,911	$438,515	$(8,550)	$1,131,876
Net Income				113,944		113,944
Dividends on Common Stock				(66,000)		(66,000)
Capital Contributions from Eversource Parent			45,000			45,000
Allocation of Benefits - ESOP			1,329			1,329
Other Comprehensive Income					1,181	1,181
Balance as of December 31, 2014	301	—	748,240	486,459	(7,369)	1,227,330
Net Income				114,442		114,442
Dividends on Common Stock				(106,000)		(106,000)
Allocation of Benefits - ESOP			394			394
Other Comprehensive Income					1,008	1,008
Balance as of December 31, 2015	301	—	748,634	494,901	(6,361)	1,237,174
Net Income				131,985		131,985
Dividends on Common Stock				(77,600)		(77,600)
Capital Contributions from Eversource Parent			94,500			94,500
Other Comprehensive Income					1,298	1,298
Balance as of December 31, 2016	301	$—	$843,134	$549,286	$(5,063)	$1,387,357

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Activities:
Net Income	$131,985	$114,442	$113,944
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	116,519	105,372	98,436
Deferred Income Taxes	87,345	83,776	94,813
Pension, SERP and PBOP Expense	875	4,580	7,197
Pension and PBOP Contributions	(17,078)	(982)	(2,482)
Regulatory (Under)/Over Recoveries, Net	(4,491)	41	(11,875)
Amortization of Regulatory Assets/(Liabilities), Net	11,170	16,276	(29,602)
Refunds Related to Spent Nuclear Fuel	3,926	979	14,453
Other	6,521	8,677	10,095
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(18,822)	(4,750)	(15,576)
Fuel, Materials, Supplies and Inventory	(5,485)	(8,729)	(19,403)
Taxes Receivable/Accrued, Net	32,303	(23,909)	(23,857)
Accounts Payable	11,353	(22,203)	17,796
Other Current Assets and Liabilities, Net	5,651	953	(5,972)
Net Cash Flows Provided by Operating Activities	361,772	274,523	247,967

Investing Activities:
Investments in Property, Plant and Equipment	(305,430)	(308,036)	(256,159)
Other Investing Activities	326	306	(1,152)
Net Cash Flows Used in Investing Activities	(305,104)	(307,730)	(257,311)

Financing Activities:
Cash Dividends on Common Stock	(77,600)	(106,000)	(66,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(70,400)	140,800	4,000
Issuance of Long-Term Debt	—	—	75,000
Retirements of Long-Term Debt	—	—	(50,000)
Capital Contributions from Eversource Parent	94,500	—	45,000
Other Financing Activities	(255)	(349)	1,703
Net Cash Flows (Used in)/Provided by Financing Activities	(53,755)	34,451	9,703
Net Increase in Cash	2,913	1,244	359
Cash - Beginning of Year	1,733	489	130
Cash - End of Year	$4,646	$1,733	$489

The accompanying notes are an integral part of these consolidated financial statements.

Company Report on Internal Controls Over Financial Reporting

Western Massachusetts Electric Company

Management is responsible for the preparation, integrity, and fair presentation of the accompanying financial statements of Western Massachusetts Electric Company (WMECO or the Company) and of other sections of this annual report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company's internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.

Under the supervision and with the participation of the principal executive officer and principal financial officer, WMECO conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2016.

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Western Massachusetts Electric Company:

We have audited the accompanying balance sheets of Western Massachusetts Electric Company (the "Company") as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Western Massachusetts Electric Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2017

WESTERN MASSACHUSETTS ELECTRIC COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2016	2015

ASSETS
Current Assets:
Cash	$—	$834
Receivables, Net	54,940	50,912
Accounts Receivable from Affiliated Companies	14,425	18,633
Unbilled Revenues	15,329	15,065
Taxes Receivable	1,067	33,407
Materials, Supplies and Inventory	8,618	5,992
Regulatory Assets	64,123	56,166
Prepayments and Other Current Assets	1,528	1,890
Total Current Assets	160,030	182,899

Property, Plant and Equipment, Net	1,678,262	1,575,306

Deferred Debits and Other Assets:
Regulatory Assets	127,291	135,010
Other Long-Term Assets	29,062	24,875
Total Deferred Debits and Other Assets	156,353	159,885

Total Assets	$1,994,645	$1,918,090

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$51,000	$143,400
Accounts Payable	56,036	58,364
Accounts Payable to Affiliated Companies	19,478	19,896
Obligations to Third Party Suppliers	10,508	9,654
Renewable Portfolio Standards Compliance Obligations	20,383	6,395
Regulatory Liabilities	14,888	13,122
Other Current Liabilities	14,984	13,878
Total Current Liabilities	187,277	264,709

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	490,793	470,539
Regulatory Liabilities	17,227	11,597
Accrued Pension, SERP and PBOP	20,390	19,515
Other Long-Term Liabilities	41,308	36,819
Total Deferred Credits and Other Liabilities	569,718	538,470

Capitalization:
Long-Term Debt	566,536	517,329

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	444,398	391,398
Retained Earnings	218,212	198,140
Accumulated Other Comprehensive Loss	(2,362)	(2,822)
Common Stockholder's Equity	671,114	597,582
Total Capitalization	1,237,650	1,114,911

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$1,994,645	$1,918,090
The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Revenues	$484,192	$518,128	$493,423

Operating Expenses:
Purchased Power and Transmission	131,449	177,172	172,876
Operations and Maintenance	96,712	86,360	89,406
Depreciation	46,147	43,362	41,886
Amortization of Regulatory Assets/(Liabilities), Net	4,249	14,545	(6,228)
Energy Efficiency Programs	44,179	42,867	42,937
Taxes Other Than Income Taxes	41,079	38,302	34,907
Total Operating Expenses	363,815	402,608	375,784
Operating Income	120,377	115,520	117,639
Interest Expense	24,425	24,792	24,931
Other Income, Net	142	2,748	2,379
Income Before Income Tax Expense	96,094	93,476	95,087
Income Tax Expense	38,022	36,970	37,268
Net Income	$58,072	$56,506	$57,819

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Net Income	$58,072	$56,506	$57,819
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	438	379	338
Changes in Unrealized Gains/(Losses) on Marketable Securities	22	(25)	3
Other Comprehensive Income, Net of Tax	460	354	341
Comprehensive Income	$58,532	$56,860	$58,160

The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2014	434,653	$10,866	$390,743	$181,014	$(3,517)	$579,106
Net Income				57,819		57,819
Dividends on Common Stock				(59,999)		(59,999)
Allocation of Benefits - ESOP			513			513
Other Comprehensive Income					341	341
Balance as of December 31, 2014	434,653	10,866	391,256	178,834	(3,176)	577,780
Net Income				56,506		56,506
Dividends on Common Stock				(37,200)		(37,200)
Allocation of Benefits - ESOP			142			142
Other Comprehensive Income					354	354
Balance as of December 31, 2015	434,653	10,866	391,398	198,140	(2,822)	597,582
Net Income				58,072		58,072
Dividends on Common Stock				(38,000)		(38,000)
Capital Contributions from Eversource Parent			53,000			53,000
Other Comprehensive Income					460	460
Balance as of December 31, 2016	434,653	$10,866	$444,398	$218,212	$(2,362)	$671,114

The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2016	2015	2014

Operating Activities:
Net Income	$58,072	$56,506	$57,819
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	46,147	43,362	41,886
Deferred Income Taxes	21,498	39,428	34,108
Regulatory Over/(Under) Recoveries, Net	590	(17,501)	1,925
Amortization of Regulatory Assets/(Liabilities), Net	4,249	14,545	(6,228)
Refunds/(Payments) Related to Spent Nuclear Fuel, Net	3,553	(56,784)	18,883
Other	(3,726)	(6,421)	(2,005)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(7,164)	(17,822)	39,872
Taxes Receivable/Accrued, Net	33,340	(15,281)	(22,454)
Accounts Payable	(1,915)	(2,602)	1,269
Other Current Assets and Liabilities, Net	12,686	5,594	(11,796)
Net Cash Flows Provided by Operating Activities	167,330	43,024	153,279

Investing Activities:
Investments in Property, Plant and Equipment	(140,626)	(134,551)	(116,205)
Proceeds from Sales of Marketable Securities	2,479	186,444	73,198
Purchases of Marketable Securities	(2,426)	(128,861)	(73,888)
Other Investing Activities	—	—	3,200
Net Cash Flows Used in Investing Activities	(140,573)	(76,968)	(113,695)

Financing Activities:
Cash Dividends on Common Stock	(38,000)	(37,200)	(59,999)
Issuance of Long-Term Debt	50,000	—	—
Retirements of Long-Term Debt	—	(50,000)	—
Capital Contributions from Eversource Parent	53,000	—	—
(Decrease)/Increase in Notes Payable to Eversource Parent	(92,400)	122,000	21,400
Other Financing Activities	(191)	(22)	(985)
Net Cash Flows (Used in)/Provided by Financing Activities	(27,591)	34,778	(39,584)
Net (Decrease)/Increase in Cash	(834)	834	—
Cash - Beginning of Year	834	—	—
Cash - End of Year	$—	$834	$—

The accompanying notes are an integral part of these financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

COMBINED NOTES TO FINANCIAL STATEMENTS

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout the combined notes to the financial statements.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     About Eversource, CL&P, NSTAR Electric, PSNH and WMECO
Eversource Energy:  Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  Eversource provides energy delivery service to approximately 3.7 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.

Eversource, CL&P, NSTAR Electric, PSNH and WMECO are reporting companies under the Securities Exchange Act of 1934.  Eversource Energy is a public utility holding company under the Public Utility Holding Company Act of 2005.  Arrangements among the regulated electric companies and other Eversource companies, outside agencies and other utilities covering interconnections, interchange of electric power and sales of utility property are subject to regulation by the FERC.  The Regulated companies are subject to regulation of rates, accounting and other matters by the FERC and/or applicable state regulatory commissions (the PURA for CL&P and Yankee Gas, the DPU for NSTAR Electric, WMECO and NSTAR Gas, and the NHPUC for PSNH).

Regulated Companies:  CL&P, NSTAR Electric, PSNH and WMECO furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire.  Yankee Gas and NSTAR Gas are engaged in the distribution and sale of natural gas to customers within Connecticut and Massachusetts, respectively.  CL&P, NSTAR Electric, PSNH and WMECO's results include the operations of their respective distribution and transmission businesses.  PSNH and WMECO's distribution results include their respective generation operations.  Eversource also has a regulated subsidiary, NPT, which was formed to construct, own and operate the Northern Pass line, a HVDC transmission line from Québec to New Hampshire under development that will interconnect with a new HVDC transmission line being developed by a transmission subsidiary of HQ.

Other:  Eversource Service, Eversource's service company, and several wholly-owned real estate subsidiaries of Eversource, provide support services to Eversource, including its Regulated companies.  Eversource holds several equity ownership interests, which are accounted for under the equity method. Eversource also consolidates the operations of CYAPC and YAEC, both of which are inactive regional nuclear generation companies engaged in the long-term storage of their spent nuclear fuel.

B.     Basis of Presentation
The consolidated financial statements of Eversource, NSTAR Electric and PSNH include the accounts of each of their respective subsidiaries. Intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' distribution (including generation assets) and transmission businesses are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation and as a result of the adoption of new accounting guidance. See Note 1C, "Summary of Significant Accounting Policies – Accounting Standards," for further information.

In accordance with accounting guidance on noncontrolling interests in consolidated financial statements, the Preferred Stock of CL&P and the Preferred Stock of NSTAR Electric, which are not owned by Eversource or its consolidated subsidiaries and are not subject to mandatory redemption, have been presented as noncontrolling interests in the financial statements of Eversource.  The Preferred Stock of CL&P and the Preferred Stock of NSTAR Electric are considered to be temporary equity and have been classified between liabilities and permanent shareholders' equity on the balance sheets of Eversource, CL&P and NSTAR Electric due to a provision in the preferred stock agreements of both CL&P and NSTAR Electric that grant preferred stockholders the right to elect a majority of the CL&P and NSTAR Electric Boards of Directors, respectively, should certain conditions exist, such as if preferred dividends are in arrears for a specified amount of time.  The Net Income reported in the statements of income and cash flows represents net income prior to apportionment to noncontrolling interests, which is represented by dividends on preferred stock of CL&P and NSTAR Electric.

As of December 31, 2016 and 2015, Eversource's carrying amount of goodwill was approximately $3.5 billion.  Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2016 and determined that no impairment exists.  See Note 22, "Goodwill," for further information.

C.     Accounting Standards
Accounting Standards Issued but Not Yet Effective
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application). The Company is evaluating the requirements and potential impacts of ASU 2014-09 and will implement the standard in the first quarter of 2018 cumulatively at the date of initial application. The guidance continues to be interpreted on an industry specific level, including the timing of recognizing revenues from billings to protected customers that may not meet the collectibility threshold for revenue recognition. Therefore, while the effects of implementing the ASU on results of operations are not expected to be material, there may be changes in the timing of revenue recognition on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in accumulated other comprehensive income within shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of December 31, 2016 was approximately $48 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance. Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

In February 2016, the FASB issued ASU 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU is required to be implemented for leases beginning on the date of initial application. For prior periods presented, leases are required to be recognized and measured using a modified retrospective approach.  The Company is reviewing the requirements of ASU 2016-02, including balance sheet recognition of leases previously deemed operating leases, and expects to implement the ASU in the first quarter of 2019.

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting to simplify some aspects of the accounting for share-based payment transactions.  The Company implemented this guidance in the first quarter of 2016, as permitted.  Beginning in the first quarter of 2016, the excess tax benefits associated with the distribution of stock compensation awards, previously recognized in Capital Surplus, Paid In within Common Shareholders' Equity on the balance sheet, are recognized in income tax expense in the income statement.  The impact of this ASU reduced income tax expense by $19.1 million for the year ended December 31, 2016. Also, in the statement of cash flows, the excess tax benefits are presented as an operating activity rather than a financing activity beginning in 2016, and cash paid to satisfy the statutory income tax withholding obligation previously reflected within operating activities in 2015 and 2014 was retrospectively adjusted and is now treated as a financing activity.  The cash payments to satisfy this obligation for the years ended December 31, 2016, 2015 and 2014 were $26.6 million, $9.7 million and $16.5 million, respectively, and are included in Other Financing Activities on the statements of cash flows.

D.     Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.  At the end of each reporting period, any overdraft amounts are reclassified from Cash and Cash Equivalents to Accounts Payable on the balance sheets.

E.     Provision for Uncollectible Accounts
Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management's assessment of collectability from customers.  Management continuously assesses the collectability of receivables and adjusts collectability estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the customer accounts are terminated and these balances are deemed to be uncollectible.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas also to recover in rates, amounts associated with certain uncollectible hardship accounts receivable. Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas.  These uncollectible customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
	As of December 31,		As of December 31,
(Millions of Dollars)	2016	2015	2016	2015
Eversource	$200.6	$190.7	$119.9	$118.5
CL&P	86.4	79.5	67.7	68.1
NSTAR Electric	54.8	52.6	26.2	25.3
PSNH	9.9	8.7	—	—
WMECO	15.5	14.0	9.9	7.4

F.     Fuel, Materials, Supplies and Inventory
Fuel, Materials, Supplies and Inventory include natural gas, coal, biomass and oil inventories, materials and supplies purchased primarily for construction or operation and maintenance purposes, RECs and emission allowances.  Inventory is valued at the lower of cost or net realizable value. RECs are purchased from suppliers of renewable sources of generation and are used to meet state mandated Renewable Portfolio Standards requirements.

PSNH is subject to federal and state laws and regulations that regulate emissions of air pollutants, including SO2, CO2, and NOx related to its regulated generation units, and uses SO2, CO2, and NOx emissions allowances.  At the end of each compliance period, PSNH is required to relinquish SO2, CO2, and NOx emissions allowances corresponding to the actual respective emissions emitted by its generating units over the compliance period.  SO2 and NOx emissions allowances are obtained through an annual allocation from the federal and state regulators that are granted at no cost and through purchases from third parties.  CO2 emissions allowances are obtained through an annual allocation from the state regulator that are granted at no cost and are acquired through auctions and through purchases from third parties.  SO2, CO2, and NOx emissions allowances are charged to expense based on their average cost as they are utilized against emissions volumes at PSNH's generating units.  SO2, CO2, and NOx emissions allowances are recorded within Fuel, Materials, Supplies and Inventory on the balance sheet and are classified as current or long-term depending on the period in which they are expected to be utilized against actual emissions.

The carrying amounts of fuel, materials and supplies, RECs, and emission allowances were as follows:

	As of December 31,
	2016					2015
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Current:
Fuel	$135.7	$—	$—	$99.9	$—	$152.5	$—	$—	$103.4	$—
Materials and Supplies	142.7	48.2	34.5	47.3	5.2	131.2	43.1	32.2	44.6	5.4
RECs	47.9	3.9	27.8	12.8	3.4	50.9	—	43.3	7.0	0.6
Emission Allowances	2.4	—	—	2.4	—	1.9	—	—	1.9	—
Long-Term:
Emission Allowances	17.5	—	—	17.5	—	17.5	—	—	17.5	—

G.     Deposits
As of December 31, 2016, Eversource, CL&P, NSTAR Electric and PSNH had $21.7 million, $1.4 million, $11.8 million and $0.5 million, respectively, of cash collateral posted not subject to master netting agreements, with ISO-NE related to energy transactions, which was included in Prepayments and Other Current Assets on the balance sheets.  As of December 31, 2015, these amounts were $17.1 million, $0.7 million, $8.5 million and $1.5 million for Eversource, CL&P, NSTAR Electric and PSNH, respectively.

H.     Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs, and the estimated fair value of preferred stock and long-term debt.

Fair Value Hierarchy:  In measuring fair value, Eversource uses observable market data when available in order to minimize the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  Eversource evaluates the classification of assets and liabilities measured at fair value on a quarterly basis, and Eversource's policy is to recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.  The three levels of the fair value hierarchy are described below:

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

Certain investments held in the Pension and PBOP plans have been valued using net asset value ("NAV") as a practical expedient. These investments are not traded on an exchange and are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. They include commingled funds, private equity funds, real estate funds and hedge funds. In 2016, Eversource retrospectively adopted new accounting guidance that requires investments for which fair value is measured using the NAV practical expedient no longer be classified within the fair value hierarchy. Investments valued using the NAV practical expedient are included separately in fair value disclosures and are not classified within any of the fair value hierarchy levels. Prior to the adoption of this guidance, these investments were reported within Level 2 or Level 3 of the fair value hierarchy. The adoption of this guidance changes fair value disclosures, but does not impact the methodology for valuing these investments, or the financial statement results. See Note 9A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other than Pensions" for the fair value disclosures of the Pension and PBOP plan assets.

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Asset Retirement Obligations," Note 9A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pensions," and Note 14, "Fair Value of Financial Instruments" to the financial statements.

I.     Derivative Accounting
Many of the Regulated companies' contracts for the purchase and sale of energy or energy-related products are derivatives.  The accounting treatment for energy contracts entered into varies and depends on the intended use of the particular contract and on whether or not the contract is a derivative.  For the Regulated companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivative contracts, as contract settlements are recovered from, or refunded to, customers in future rates.

The application of derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, election and designation of a contract as normal, and determination of the fair value of derivative contracts.  All of these judgments can have a significant impact on the financial statements.

The judgment applied in the election of a contract as normal (and resulting accrual accounting) includes the conclusion that it is probable at the inception of the contract and throughout its term that it will result in physical delivery of the underlying product and that the quantities will be used or sold by the business in the normal course of business.  If facts and circumstances change and management can no longer support this conclusion, then a contract cannot be considered normal and accrual accounting is terminated, and fair value accounting is applied prospectively.

The fair value of derivative contracts is based upon the contract terms and conditions and the underlying market price or fair value per unit.  When quantities are not specified in the contract, the Company determines whether the contract has a determinable quantity by using amounts referenced in default provisions and other relevant sections of the contract.  The fair value of derivative assets and liabilities with the same counterparty are offset and recorded as a net derivative asset or liability on the balance sheets.

All changes in the fair value of derivative contracts are recorded as regulatory assets or liabilities and do not impact net income.

For further information regarding derivative contracts, see Note 4, "Derivative Instruments," to the financial statements.

J.     Investments
Investments are included in Other Long-Term Assets on the balance sheets and earnings impacts from equity investments are included in Other Income, Net on the statements of income.

Strategic, Infrastructure and Other Investments:  As of December 31, 2016 and 2015, Eversource had investments totaling $236.9 million and $48.0 million, respectively. As of December 31, 2016, Eversource had a 15 percent ownership interest in a FERC-regulated transmission business of $154.6 million. As of December 31, 2016 and 2015, Eversource's investments included a 40 percent ownership interest in Access Northeast of $30.9 million and $10.7 million, respectively, a 37.2 percent (14.5 percent of which related to NSTAR Electric) ownership interest in two companies that transmit electricity imported from the Hydro-Quebec system in Canada of $7.7 million and $7.0 million, respectively, and other investments totaling $43.7 million and $30.3 million, respectively. NSTAR Electric's investments totaled $3.0 million and $2.7 million, respectively, as of December 31, 2016 and 2015.

Regional Decommissioned Nuclear Companies:  CL&P, NSTAR Electric, PSNH and WMECO own common stock in three regional nuclear generation companies (CYAPC, YAEC and MYAPC, collectively referred to as the "Yankee Companies"), each of which owned a single nuclear generating facility that has been decommissioned.  For CL&P, NSTAR Electric, PSNH and WMECO, the respective investments in CYAPC, YAEC and MYAPC are accounted for under the equity method and are included in Other Long-Term Assets on their respective balance sheets. Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  For further information on the Yankee Companies, see Note 11C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," to the financial statements.

K.     Revenues
Regulated Companies' Retail Revenues:  The Regulated companies' retail revenues are based on rates approved by their respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions.  The Regulated companies' rates are designed to recover the costs to provide service to their customers, and include a return on investment.  The Regulated companies also utilize regulatory commission-approved tracking mechanisms to recover certain costs on a fully-reconciling basis.  These tracking mechanisms require rates to be changed periodically to ensure recovery of actual costs incurred.

CL&P, WMECO and NSTAR Gas each have a regulatory commission approved revenue decoupling mechanism. NSTAR Gas' decoupling mechanism was effective January 1, 2016. Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized. CL&P, WMECO and NSTAR Gas reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred is adjusted through rates in a subsequent period.

A significant portion of the Regulated companies' retail revenues relate to the recovery of costs incurred for the sale of electricity and natural gas purchased on behalf of customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms.  Energy purchases are recorded in Purchased Power, Fuel and Transmission, and the sales of energy associated with these purchases are recorded in Operating Revenues on the statements of income.

Regulated Companies' Unbilled Revenues:  Because customers are billed throughout the month based on pre-determined cycles rather than on a calendar month basis, an estimate of electricity or natural gas delivered to customers for which the customers have not yet been billed is calculated as of the balance sheet date.  Unbilled revenues are included in Operating Revenues on the statements of income and in Current Assets on the balance sheets.  Actual amounts billed to customers when meter readings become available may vary from the estimated amount.

The Regulated companies estimate unbilled sales volumes monthly by first allocating billed sales volumes to the current calendar month based on the daily load (for electric distribution companies) or the daily send-out (for natural gas distribution companies) for each billing cycle.  The billed sales volumes are then subtracted from total month load or send-out, net of delivery losses, to estimate unbilled sales volumes.  Unbilled revenues are estimated by first allocating unbilled sales volumes to the respective customer classes, then applying an estimated rate by customer class to those sales volumes.  The estimate of unbilled revenues can significantly impact the amount of revenues recorded at NSTAR Electric, PSNH and Yankee Gas because they do not have a revenue decoupling mechanism.  CL&P, WMECO and NSTAR Gas record a regulatory deferral to reflect the actual allowed amount of revenue associated with their respective decoupled distribution rate design.

Regulated Companies' Transmission Revenues - Wholesale Rates:  The Eversource transmission owning companies have a combination of FERC-approved regional and local formula rates that work in tandem to recover all their transmission costs. These rates are part of the ISO-NE Tariff. Regional rates recover the costs of higher voltage transmission facilities that benefit the region, and are collected from all New England transmission customers, including the Eversource distribution businesses. Eversource has two sets of local rates, one for the combined transmission revenue requirements of CL&P, PSNH and WMECO, and the other for NSTAR Electric. These local rates recover the companies' total transmission revenue requirements, less revenues received from regional rates and other sources, and are collected from Eversource's distribution businesses and other transmission customers. The distribution businesses of Eversource, in turn, recover the FERC approved charges from retail customers through annual or semiannual tracking mechanisms. The transmission formula rates provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refunded to, transmission customers.  See Note 11E, "Commitments and Contingencies – FERC ROE Complaints," for complaints filed at the FERC relating to Eversource's ROE.

Regulated Companies' Transmission Revenues - Retail Rates:  A significant portion of the Eversource transmission segment revenue comes from ISO-NE charges to the distribution businesses of CL&P, NSTAR Electric, PSNH and WMECO, each of which recovers these costs through rates charged to their retail customers.  CL&P, NSTAR Electric, PSNH and WMECO each have a retail transmission cost tracking mechanism as part of their rates, which allows the electric distribution companies to charge their retail customers for transmission costs on a timely basis.

L.     Operating Expenses
Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Eversource - Natural Gas and Fuel	$372.2	$516.7	$599.4
PSNH - Fuel	45.0	85.4	113.4

M.     Allowance for Funds Used During Construction
AFUDC represents the cost of borrowed and equity funds used to finance construction and is included in the cost of the Regulated companies' utility plant on the balance sheet.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of Interest Expense, and the AFUDC related to equity funds is recorded as Other Income, Net on the statements of income.  AFUDC costs are recovered from customers over the service life of the related plant in the form of increased revenue collected as a result of higher depreciation expense.

The Regulated companies' average AFUDC rate is based on a FERC-prescribed formula using the cost of a company's short-term financings and capitalization (preferred stock, long-term debt and common equity), as appropriate.  The average rate is applied to average eligible CWIP amounts to calculate AFUDC.

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2016	2015	2014
Borrowed Funds	$10.8	$7.2	$5.8
Equity Funds	26.2	18.8	13.7
Total AFUDC	$37.0	$26.0	$19.5
Average AFUDC Rate	4.4%	3.9%	3.4%

	For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Borrowed Funds	$3.3	$4.6	$0.8	$0.6	$2.6	$2.0	$1.0	$1.0	$1.9	$2.0	$0.6	$0.9
Equity Funds	6.3	10.2	0.3	—	5.2	4.3	1.2	1.7	2.9	3.8	0.6	1.7
Total AFUDC	$9.6	$14.8	$1.1	$0.6	$7.8	$6.3	$2.2	$2.7	$4.8	$5.8	$1.2	$2.6
Average AFUDC Rate	4.7%	3.9%	1.0%	0.8%	5.5%	3.2%	1.8%	4.4%	3.4%	2.5%	1.8%	5.6%

N.     Other Income, Net
Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and income/(loss) related to equity method investees.  Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information on gains/(losses) related to debt and equity securities, see Note 5, "Marketable Securities," to the financial statements.  For further information on AFUDC related to equity funds, see Note 1M, "Summary of Significant Accounting Policies – Allowance for Funds Used During Construction," to the financial statements.

O.     Other Taxes
Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Eversource	$162.7	$147.2	$148.2
CL&P	145.2	128.5	127.9

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

P.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2016	2015	2014
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$398.1	$365.9	$349.6
Income Taxes	(135.5)	10.3	334.2
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	301.5	216.6	181.9

	As of and For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$143.3	$88.2	$46.5	$24.7	$144.4	$75.7	$42.3	$26.7	$144.1	$75.3	$41.1	$25.9
Income Taxes	(73.9)	80.7	(36.0)	(14.7)	55.2	(19.8)	14.4	14.7	135.4	217.1	2.3	25.1
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	116.2	60.9	37.9	26.1	76.0	23.5	46.5	27.0	63.5	34.6	39.3	14.2

In 2016, as a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 11C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," CYAPC and YAEC received total proceeds of $52.2 million, which were classified as operating activities on the Eversource consolidated statements of cash flows. CYAPC returned $6.8 million of these proceeds to its non-affiliated member companies. In addition, CL&P, NSTAR Electric, PSNH and WMECO received a total distribution of $14.4 million from MYAPC as a result of DOE Phase III proceeds and a distribution from its spent nuclear fuel trust.

The 2015 cash paid for interest excludes interest payments made by CL&P and WMECO in connection with the full satisfaction of their respective obligations to the DOE for the disposal of spent nuclear fuel and high-level radioactive waste for all periods prior to 1983 from their previous ownership interest in the Millstone nuclear power stations. CL&P and WMECO divested their ownership interest in Millstone in 2001. In late 2015, CL&P and WMECO made payments of $244.6 million and $57.4 million, respectively, to satisfy their pre-1983 spent nuclear fuel obligations to the DOE in full, which included accumulated interest of $178 million and $41.8 million, respectively.

Q.     Related Parties
Eversource Service, Eversource's service company, provides centralized accounting, administrative, engineering, financial, information technology, legal, operational, planning, purchasing, and other services to Eversource's companies.  The Rocky River Realty Company, Renewable Properties, Inc. and Properties, Inc., three other Eversource subsidiaries, construct, acquire or lease some of the property and facilities used by Eversource's companies.

As of both December 31, 2016 and 2015, CL&P, PSNH and WMECO had long-term receivables from Eversource Service in the amounts of $25 million, $3.8 million and $5.5 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, PSNH and WMECO employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric, PSNH and WMECO balance sheets as of December 31, 2016 and 2015 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric, PSNH and WMECO and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

2.     REGULATORY ACCOUNTING

Eversource's Regulated companies are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses. The Regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's Regulated companies are designed to collect each company's costs to provide service, including a return on investment.

Management believes it is probable that each of the Regulated companies will recover its respective investments in long-lived assets, including regulatory assets.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the Regulated companies' operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource (Millions of Dollars)	As of December 31,
	2016	2015
Benefit Costs	$1,817.8	$1,828.2
Derivative Liabilities	423.3	388.0
Income Taxes, Net	644.5	650.9
Storm Restoration Costs	385.3	436.9
Goodwill-related	464.4	484.9
Regulatory Tracker Mechanisms	576.6	526.5
Contractual Obligations - Yankee Companies	84.9	134.4
Other Regulatory Assets	129.5	134.0
Total Regulatory Assets	4,526.3	4,583.8
Less: Current Portion	887.6	845.8
Total Long-Term Regulatory Assets	$3,638.7	$3,738.0

	As of December 31,
	2016				2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Benefit Costs	$429.3	$438.6	$184.2	$86.7	$413.6	$479.9	$164.2	$84.9
Derivative Liabilities	420.5	2.8	—	—	380.8	1.3	—	—
Income Taxes, Net	437.0	89.7	24.2	30.8	444.4	85.7	34.5	31.8
Storm Restoration Costs	239.8	112.5	17.1	15.9	271.4	110.9	31.5	23.1
Goodwill-related	—	398.7	—	—	—	416.3	—	—
Regulatory Tracker Mechanisms	123.9	257.3	104.5	46.7	45.1	311.0	101.2	40.1
Other Regulatory Assets	76.6	47.5	32.7	11.3	82.0	56.3	31.5	11.3
Total Regulatory Assets	1,727.1	1,347.1	362.7	191.4	1,637.3	1,461.4	362.9	191.2
Less: Current Portion	335.5	289.4	117.2	64.1	268.3	348.4	105.0	56.2
Total Long-Term Regulatory Assets	$1,391.6	$1,057.7	$245.5	$127.3	$1,369.0	$1,113.0	$257.9	$135.0

Benefit Costs:  Eversource's Pension, SERP and PBOP Plans are accounted for in accordance with accounting guidance on defined benefit pension and other PBOP plans.  The liability (or asset) recorded by the Regulated companies to recognize the funded status of their retiree benefit plans is offset by a regulatory asset (or offset by a regulatory liability in the case of a benefit plan asset) in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the pension and PBOP plans.  All amounts are remeasured annually.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the Regulated companies, as these amounts are also recoverable.  As these regulatory assets or regulatory liabilities do not represent a cash outlay for the Regulated companies, no carrying charge is recovered from customers.

CL&P, NSTAR Electric, PSNH and WMECO recover benefit costs related to their distribution and transmission operations from customers in rates as allowed by their applicable regulatory commissions.  NSTAR Electric and WMECO each recover their qualified pension and PBOP expenses related to distribution operations through rate reconciling mechanisms that fully track the change in net pension and PBOP expenses each year.

Derivative Liabilities:  Regulatory assets are recorded as an offset to derivative liabilities and relate to the fair value of contracts used to purchase energy and energy-related products that will be recovered from customers in future rates.  These assets are excluded from rate base and are being recovered as the actual settlements occur over the duration of the contracts.  See Note 4, "Derivative Instruments," to the financial statements for further information on these contracts.

Income Taxes, Net:  The tax effect of temporary book-tax differences (differences between the periods in which transactions affect income in the financial statements and the periods in which they affect the determination of taxable income, including those differences relating to uncertain tax positions) is accounted for in accordance with the rate-making treatment of the applicable regulatory commissions and accounting guidance for income taxes.  Differences in income taxes between the accounting guidance and the rate-making treatment of the applicable regulatory commissions are recorded as regulatory assets.  As these assets are offset by deferred income tax liabilities, no carrying charge is collected.  The amortization period of these assets varies depending on the nature and/or remaining life of the underlying assets and liabilities.  For further information regarding income taxes, see Note 10, "Income Taxes," to the financial statements.

Storm Restoration Costs:  The storm restoration cost deferrals relate to costs incurred for major storm events at CL&P, NSTAR Electric, PSNH and WMECO that each company expects to recover from customers.  A storm must meet certain criteria to qualify as a major storm with the criteria specific to each state jurisdiction and utility company.  Once a storm qualifies as a major storm, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers.  In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs.  Of the total deferred storm restoration costs, $239 million is pending regulatory approval (including $33 million at CL&P, $124 million at NSTAR Electric, $78 million at PSNH, and $4 million at WMECO).  Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery process.  Each electric utility has sought, or is seeking, recovery of its deferred storm restoration costs through its applicable regulatory recovery process.  Each electric utility company either records a carrying charge on its deferred storm restoration cost regulatory asset balance or the regulatory asset balance is included in rate base.

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and, as of December 31, 2016, there were 23 years of amortization remaining.

Regulatory Tracker Mechanisms:  The Regulated companies' approved rates are designed to recover costs incurred to provide service to customers. The Regulated companies recover certain of their costs on a fully-reconciling basis through regulatory commission-approved tracking mechanisms.  The differences between the costs incurred (or the rate recovery allowed) and the actual revenues are recorded as regulatory assets (for undercollections) or as regulatory liabilities (for overcollections) to be included in future customer rates each year.  Carrying charges are recorded on all material regulatory tracker mechanisms.

CL&P, NSTAR Electric, PSNH and WMECO each recover, on a fully reconciling basis, the costs associated with the procurement of energy, transmission related costs from FERC-approved transmission tariffs, energy efficiency programs (including LBR at NSTAR Electric), low income assistance programs, certain uncollectible accounts receivable for hardship customers, and restructuring and stranded costs as a result of deregulation.  Energy procurement costs at PSNH include the costs related to its generating stations and at WMECO include the costs related to its solar generation.

CL&P, WMECO and NSTAR Gas each have a regulatory commission approved revenue decoupling mechanism. NSTAR Gas' decoupling mechanism was effective January 1, 2016. Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.  CL&P, WMECO and NSTAR Gas reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred is adjusted through rates in a subsequent period.  CL&P's and WMECO's revenue decoupling mechanisms permit recovery of an annual base amount of distribution revenues of $1.059 billion and $132.4 million, respectively.

Contractual Obligations - Yankee Companies:  CL&P, NSTAR Electric, PSNH and WMECO are responsible for their proportionate share of the remaining costs, including nuclear fuel storage, of the CYAPC, YAEC and MYAPC nuclear facilities.  A portion of these costs was recorded as a regulatory asset.  Amounts for CL&P are earning a return and are being recovered through the CTA.  Amounts for NSTAR Electric and WMECO are being recovered without a return through the transition charge.  Amounts for PSNH were fully recovered in 2006.  As a result of Eversource's consolidation of CYAPC and YAEC, Eversource's regulatory asset balance also includes the regulatory assets of CYAPC and YAEC, which totaled $70.9 million and $110.9 million as of December 31, 2016 and 2015, respectively.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Other Regulatory Assets:  Other Regulatory Assets primarily include asset retirement obligations, environmental remediation costs, losses associated with the reacquisition or redemption of long-term debt, and various other items.

Regulatory Costs in Other Long-Term Assets:  Eversource's Regulated companies had $86.3 million (including $5.9 million for CL&P, $35.0 million for NSTAR Electric, $8.2 million for PSNH and $20.1 million for WMECO) and $75.3 million (including $3.1 million for CL&P, $35.4 million for NSTAR Electric, $4.8 million for PSNH, and $16.7 million for WMECO) of additional regulatory costs as of December 31, 2016 and 2015, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Equity Return on Regulatory Assets:  For rate-making purposes, the Regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return, which is not recorded on the balance sheets, totaled $1.2 million and $1.5 million for CL&P as of December 31, 2016 and 2015, respectively.  These carrying costs will be recovered from customers in future rates.

As of December 31, 2016 and 2015, this equity return, which is not recorded on the balance sheets, totaled $44.9 million and $48.3 million, respectively, for PSNH.  These amounts include $25 million of equity return on the Clean Air Project costs that PSNH has agreed not to bill customers as part of a generation divestiture settlement agreement.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource (Millions of Dollars)	As of December 31,
	2016	2015
Cost of Removal	$459.7	$437.1
Regulatory Tracker Mechanisms	145.3	99.7
Benefit Costs	136.2	—
AFUDC - Transmission	65.8	66.1
Other Regulatory Liabilities	42.1	18.5
Total Regulatory Liabilities	849.1	621.4
Less: Current Portion	146.8	107.8
Total Long-Term Regulatory Liabilities	$702.3	$513.6

	As of December 31,
	2016				2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Cost of Removal	$38.8	$271.6	$44.1	$8.6	$24.1	$257.4	$47.2	$2.8
Benefit Costs	—	113.1	—	—	—	—	—	—
Regulatory Tracker Mechanisms	37.2	63.7	10.7	14.7	56.2	3.3	3.4	12.9
AFUDC - Transmission	50.2	6.9	—	8.7	51.5	5.7	—	8.9
Other Regulatory Liabilities	21.0	0.2	2.7	0.1	4.2	1.3	4.2	0.1
Total Regulatory Liabilities	147.2	455.5	57.5	32.1	136.0	267.7	54.8	24.7
Less: Current Portion	47.1	63.7	12.7	14.9	61.2	3.3	6.9	13.1
Total Long-Term Regulatory Liabilities	$100.1	$391.8	$44.8	$17.2	$74.8	$264.4	$47.9	$11.6

Cost of Removal:  Eversource's Regulated companies currently recover amounts in rates for future costs of removal of plant assets over the lives of the assets.  The estimated cost to remove utility assets from service is recognized as a component of depreciation expense and the cumulative amount collected from customers but not yet expended is recognized as a regulatory liability.  Expended costs that exceed amounts collected from customers are recognized as regulatory assets, as they are probable of recovery in future rates.

AFUDC - Transmission:  Regulatory liabilities were recorded by CL&P and WMECO for AFUDC accrued on certain reliability-related transmission projects to reflect local rate base recovery as a result of a FERC-approved transmission tariff.  A regulatory liability was recorded by NSTAR Electric for AFUDC accrued on certain reliability-related transmission projects to reflect local rate base recovery.  These regulatory liabilities for CL&P, NSTAR Electric and WMECO will be amortized over the depreciable life of the related transmission assets.

2016 Regulatory Developments:
FERC ROE Complaints:  As of December 31, 2016, Eversource has a reserve established for the first and second ROE complaints in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2016, which includes the impact of refunds given to customers, totaled $39.1 million for Eversource (including $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO). See Note 11E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

Transmission Merger Cost Recovery Filing: On January 31, 2017, FERC issued an order accepting a settlement agreement filed by Eversource Service on November 22, 2016, which included the recovery through transmission rates of $27.5 million of costs, over the period June 1, 2016 through May 31, 2017, associated with the merger of Northeast Utilities and NSTAR. Eversource recorded the $27.5 million as a regulatory asset ($13.2 million at CL&P, $7.8 million at NSTAR Electric, $3.0 million at PSNH and $3.5 million at WMECO) and as a reduction to Operations and Maintenance expense on the Eversource statements of income in 2016. The remaining regulatory asset, after amortization, as of December 31, 2016 was $11.5 million at Eversource ($5.5 million at CL&P, $3.2 million at NSTAR Electric, $1.3 million at PSNH and $1.5 million at WMECO).

Spent Nuclear Fuel Litigation - Yankee Companies: As a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 11C, "Commitments and Contingencies - Spent Nuclear Fuel Obligations - Yankee Companies," the Yankee Companies returned a portion of the DOE Phase III Damages proceeds to Eversource's utility subsidiaries, for the benefit of their respective customers, and MYAPC also refunded an additional amount from its spent nuclear fuel trust to Eversource's utility subsidiaries. Proceeds received from the Yankee Companies to CL&P, NSTAR Electric, PSNH and WMECO were $13.6 million, $5.0 million, $3.9 million and $3.6 million, respectively, and the corresponding refund obligation to customers was recorded as a regulatory liability.

CL&P 2016 Unbilled Revenues Order: Pursuant to an order received in 2016, unbilled revenues associated with CL&P's retail transmission and by-passable FMCC regulatory tracker reconciliation deferrals will be recovered in rates in 2017 and are therefore classified within current regulatory assets.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overhead and AFUDC for regulated property.  The cost of repairs and maintenance, including planned major maintenance activities, is charged to Operations and Maintenance expense as incurred.

The following tables summarize the investments in utility property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2016	2015
Distribution - Electric	$13,716.9	$13,054.8
Distribution - Natural Gas	3,010.4	2,727.2
Transmission - Electric	8,517.4	7,691.9
Generation	1,224.2	1,194.1
Electric and Natural Gas Utility	26,468.9	24,668.0
Other (1)	591.6	558.6
Property, Plant and Equipment, Gross	27,060.5	25,226.6
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,480.4)	(6,141.1)
Other	(242.0)	(255.6)
Total Accumulated Depreciation	(6,722.4)	(6,396.7)
Property, Plant and Equipment, Net	20,338.1	18,829.9
Construction Work in Progress	1,012.4	1,062.5
Total Property, Plant and Equipment, Net	$21,350.5	$19,892.4

(1) These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

	As of December 31,
	2016				2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	$5,562.9	$5,402.3	$1,949.8	$841.9	$5,377.2	$5,100.5	$1,804.8	$812.3
Transmission	3,912.9	2,435.8	1,059.3	1,061.1	3,618.0	2,131.3	928.2	964.9
Generation	—	—	1,188.2	36.0	—	—	1,158.1	36.0
Property, Plant and Equipment, Gross	9,475.8	7,838.1	4,197.3	1,939.0	8,995.2	7,231.8	3,891.1	1,813.2
Less: Accumulated Depreciation	(2,082.4)	(2,025.4)	(1,254.7)	(338.8)	(2,041.9)	(1,886.8)	(1,171.0)	(307.0)
Property, Plant and Equipment, Net	7,393.4	5,812.7	2,942.6	1,600.2	6,953.3	5,345.0	2,720.1	1,506.2
Construction Work in Progress	239.0	239.1	96.7	78.1	203.5	310.5	135.3	69.1
Total Property, Plant and Equipment, Net	$7,632.4	$6,051.8	$3,039.3	$1,678.3	$7,156.8	$5,655.5	$2,855.4	$1,575.3

Depreciation of utility assets is calculated on a straight-line basis using composite rates based on the estimated remaining useful lives of the various classes of property (estimated useful life for PSNH distribution).  The composite rates, which are subject to approval by the appropriate state regulatory agency, include a cost of removal component (other than PSNH Generation), which is collected from customers over the lives of the plant assets and is recognized as a regulatory liability.  Depreciation rates are applied to property from the time it is placed in service.

Upon retirement from service, the cost of the utility asset is charged to the accumulated provision for depreciation.  The actual incurred removal costs are applied against the related regulatory liability.

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2016	2015	2014
Eversource	3.0%	2.9%	3.0%
CL&P	2.7%	2.7%	2.7%
NSTAR Electric	3.0%	3.0%	3.0%
PSNH	3.1%	3.2%	3.0%
WMECO	2.7%	2.7%	3.3%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2016
(Years)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	35.1	37.7	32.0	31.3	30.7
Transmission	41.5	38.0	43.8	43.5	49.7
Generation	29.0	—	—	29.1	25.0
Other	11.0	—	—	—	—

4.     DERIVATIVE INSTRUMENTS

The Regulated companies purchase and procure energy and energy-related products, which are subject to price volatility, for their customers.  The costs associated with supplying energy to customers are recoverable from customers in future rates.  The Regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and non-derivative contracts.

Many of the derivative contracts meet the definition of, and are designated as, normal and qualify for accrual accounting under the applicable accounting guidance.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses or Operating Revenues on the statements of income, as applicable, as electricity or natural gas is delivered.

Derivative contracts that are not designated as normal are recorded at fair value as current or long-term Derivative Assets or Derivative Liabilities on the balance sheets.  For the Regulated companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as contract settlement amounts are recovered from, or refunded to, customers in their respective energy supply rates.

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of December 31,
	2016			2015
(Millions of Dollars)	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
Level 2:
Eversource	$6.0	$—	$6.0	$—	$—	$—
Level 3:
Eversource, CL&P	13.9	(9.4)	4.5	16.7	(10.9)	5.8
Long-Term Derivative Assets:
Level 2:
Eversource	$0.3	$(0.1)	$0.2	$0.1	$—	$0.1
Level 3:
Eversource	77.3	(11.7)	65.6	62.0	(19.3)	42.7
CL&P	77.3	(11.7)	65.6	60.7	(19.3)	41.4
NSTAR Electric	—	—	—	1.3	—	1.3
Current Derivative Liabilities:
Level 2:
Eversource	$—	$—	$—	$(5.8)	$—	$(5.8)
Level 3:
Eversource	(79.7)	—	(79.7)	(92.3)	—	(92.3)
CL&P	(77.8)	—	(77.8)	(91.8)	—	(91.8)
NSTAR Electric	(1.9)	—	(1.9)	(0.5)	—	(0.5)
Long-Term Derivative Liabilities:
Level 3:
Eversource	$(413.7)	$—	$(413.7)	$(337.1)	$—	$(337.1)
CL&P	(412.8)	—	(412.8)	(336.2)	—	(336.2)
NSTAR Electric	(0.9)	—	(0.9)	(0.9)	—	(0.9)

(1)
Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2016, Eversource's and CL&P's derivative assets were exposed to counterparty credit risk.  Of Eversource's and CL&P's derivative assets, $76.2 million and $70.0 million, respectively, were contracted with investment grade entities.

For further information on the fair value of derivative contracts, see Note 1H, "Summary of Significant Accounting Policies – Fair Value Measurements," and Note 1I, "Summary of Significant Accounting Policies – Derivative Accounting," to the financial statements.

Derivative Contracts At Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacity of these contracts is 787 MW.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

NSTAR Electric has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2018 and a capacity-related contract to purchase up to 35 MW per year through 2019.

As of December 31, 2016 and 2015, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of 9.2 million and 9.1 million MMBtu of natural gas, respectively.

For the years ended December 31, 2016, 2015 and 2014, there were losses of $125.5 million and $60.2 million and gains of $134.4 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Credit Risk
Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of December 31, 2015, Eversource had $5.8 million of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of $5.8 million if Eversource's unsecured debt credit ratings had been downgraded to below investment grade.  As of December 31, 2016, Eversource had no derivative contracts in a net liability position that were subject to credit risk contingent provisions.

Fair Value Measurements of Derivative Instruments
Derivative contracts classified as Level 2 in the fair value hierarchy relate to the financial contracts for natural gas futures.  Prices are obtained from broker quotes and are based on actual market activity.  The contracts are valued using NYMEX natural gas prices.  Valuations of these contracts also incorporate discount rates using the yield curve approach.

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions relating to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future power and capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation in order to address the full time period of the contract.

Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of December 31,
	2016					2015
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource	$5.50	—	8.70	per kW-Month	2020 - 2026	$10.81	—	15.82	per kW-Month	2016 - 2026
CL&P	5.50	—	8.70	per kW-Month	2020 - 2026	10.81	—	12.60	per kW-Month	2019 - 2026
Forward Reserve:
Eversource, CL&P	$1.40	—	2.00	per kW-Month	2017 - 2024	$2.00			per kW-Month	2016 - 2024
REC Prices:
Eversource, NSTAR Electric	$24	—	29	per REC	2017 - 2018	$45	—	51	per REC	2016 - 2018

Exit price premiums of 3 percent through 20 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

Valuations using significant unobservable inputs:  The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of January 1, 2015	$(415.4)	$(410.9)	$(4.5)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(52.1)	(51.3)	(0.8)
Settlements	86.6	81.4	5.2
Fair Value as of December 31, 2015	$(380.9)	$(380.8)	$(0.1)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(130.7)	(122.7)	(8.0)
Settlements	88.3	83.0	5.3
Fair Value as of December 31, 2016	$(423.3)	$(420.5)	$(2.8)

Significant increases or decreases in future energy or capacity prices in isolation would decrease or increase, respectively, the fair value of the derivative liability.  Any increases in risk premiums would increase the fair value of the derivative liability.  Changes in these fair values are recorded as a regulatory asset or liability and do not impact net income.

5.     MARKETABLE SECURITIES

Eversource maintains trusts that hold marketable securities to fund certain non-qualified executive benefits.  These trusts are not subject to regulatory oversight by state or federal agencies.  CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of December 31, 2016 and 2015, these securities were classified as Level 1 in the fair value hierarchy and totaled $9.6 million and $14.2 million, respectively.  For the years ended December 31, 2016, 2015 and 2014, net gains on these securities of $0.6 million, $2.0 million and $1.9 million, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of December 31,
	2016				2015
(Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Eversource
Debt Securities	$296.2	$1.1	$(2.1)	$295.2	$256.5	$4.5	$(0.6)	$260.4
Equity Securities	203.3	62.3	(1.2)	264.4	215.3	59.2	(3.4)	271.1

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $466.7 million and $436.9 million as of December 31, 2016 and 2015, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses in 2016 or 2015.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource's benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource benefit trust, and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of December 31, 2016, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$60.5	$60.3
One to five years	45.4	45.8
Six to ten years	59.7	58.3
Greater than ten years	130.6	130.8
Total Debt Securities	$296.2	$295.2

(1)
Amounts in the Less than one year category include securities in the CYAPC and YAEC nuclear decommissioning trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2016	2015
Level 1:
Mutual Funds and Equities	$274.0	$285.3
Money Market Funds	54.8	26.9
Total Level 1	$328.8	$312.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$63.0	$46.6
Corporate Debt Securities	41.1	43.9
Asset-Backed Debt Securities	18.5	20.0
Municipal Bonds	107.5	111.4
Other Fixed Income Securities	10.3	11.6
Total Level 2	$240.4	$233.5
Total Marketable Securities	$569.2	$545.7

U.S. government issued debt securities are valued using market approaches that incorporate transactions for the same or similar bonds and adjustments for yields and maturity dates.  Corporate debt securities are valued using a market approach, utilizing recent trades of the same or similar instrument and also incorporating yield curves, credit spreads and specific bond terms and conditions.  Asset-backed debt securities include collateralized mortgage obligations, commercial mortgage backed securities, and securities collateralized by auto loans, credit card loans or receivables.  Asset-backed debt securities are valued using recent trades of similar instruments, prepayment assumptions, yield curves, issuance and maturity dates, and tranche information.  Municipal bonds are valued using a market approach that incorporates reported trades and benchmark yields.  Other fixed income securities are valued using pricing models, quoted prices of securities with similar characteristics, and discounted cash flows.

6.     ASSET RETIREMENT OBLIGATIONS

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, recognizes a liability for the fair value of an ARO on the obligation date if the liability's fair value can be reasonably estimated and is conditional on a future event.  Settlement dates and future costs are reasonably estimated when sufficient information becomes available.  Management has identified various categories of AROs, primarily certain assets containing asbestos and hazardous contamination, and has performed fair value calculations reflecting expected probabilities for settlement scenarios.

The fair value of an ARO is recorded as a liability in Other Long-Term Liabilities with a corresponding amount included in Property, Plant and Equipment, Net on the balance sheets.  The ARO assets are depreciated, and the ARO liabilities are accreted over the estimated life of the obligation and the corresponding credits are recorded as accumulated depreciation and ARO liabilities, respectively.  As the Regulated companies are rate-regulated on a cost-of-service basis, these companies apply regulatory accounting guidance and both the depreciation and accretion costs associated with the Regulated companies' AROs are recorded as increases to Regulatory Assets on the balance sheets.

A reconciliation of the beginning and ending carrying amounts of ARO liabilities are as follows:

Eversource (Millions of Dollars)	As of December 31,
	2016	2015
Balance as of Beginning of Year	$430.1	$426.3
Liabilities Incurred During the Year	1.3	6.6
Liabilities Settled During the Year	(19.0)	(18.2)
Accretion	22.9	26.5
Revisions in Estimated Cash Flows	(8.9)	(11.1)
Balance as of End of Year	$426.4	$430.1

	As of December 31,
	2016				2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Balance as of Beginning of Year	$33.8	$35.3	$21.6	$5.7	$35.3	$34.3	$20.6	$5.9
Liabilities Incurred During the Year	—	—	0.5	—	—	6.2	0.4	—
Liabilities Settled During the Year	—	(0.3)	—	(0.1)	—	(1.5)	—	(0.1)
Accretion	2.2	1.7	1.4	0.3	2.2	1.8	1.3	0.4
Revisions in Estimated Cash Flows	—	—	—	—	(3.7)	(5.5)	(0.7)	(0.5)
Balance as of End of Year	$36.0	$36.7	$23.5	$5.9	$33.8	$35.3	$21.6	$5.7

Eversource's amounts include CYAPC and YAEC's AROs of $308.6 million and $319.1 million as of December 31, 2016 and 2015, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the assumptions used to calculate the fair value of the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC nuclear decommissioning trusts are restricted for settling the ARO and all other decommissioning obligations.  For further information on the assets held in the nuclear decommissioning trusts, see Note 5, "Marketable Securities," to the financial statements.

7.     SHORT-TERM DEBT

Short-Term Debt Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P, NSTAR Electric, WMECO and NPT is subject to periodic approval by the FERC.  As a result of the NHPUC having jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On June 16, 2015, the FERC granted authorization that allows CL&P and WMECO to incur total short-term borrowings up to a maximum of $600 million and $300 million, respectively, through December 31, 2017.  On August 8, 2016, the FERC granted authorization to allow NSTAR Electric to issue total short-term debt securities in an aggregate principal amount not to exceed $655 million outstanding at any one time, through October 23, 2018.  On November 3, 2016, FERC authorized NPT to issue up to an aggregate of $800 million in short-term debt and long-term debt through December 31, 2018.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2016, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled approximately $349 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2016, CL&P had $557.6 million of unsecured debt capacity available under this authorization.

Yankee Gas and NSTAR Gas are not required to obtain approval from any state or federal authority to incur short-term debt.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of December 31, 2016 and 2015, Eversource parent had approximately $1.0 billion and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $428.0 million and $351.5 million of available borrowing capacity as of December 31, 2016 and 2015, respectively. The weighted-average interest rate on these borrowings as of December 31, 2016 and 2015 was 0.88 percent and 0.72 percent, respectively.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH, and $51.0 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of December 31, 2016 and 2015, NSTAR Electric had $126.5 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $323.5 million and $387.5 million of available borrowing capacity as of December 31, 2016 and 2015, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 and 2015 was 0.71 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

Amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and NSTAR Electric and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are included in Notes Payable to Eversource Parent and are classified in current liabilities on their respective balance sheets.  Intercompany loans from Eversource to CL&P, PSNH and WMECO are eliminated in consolidation on Eversource's balance sheets.

Under the credit facilities described above, Eversource and its subsidiaries must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2016 and 2015, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid and additional borrowings by such borrower would not be permitted under its respective credit facility.

8.     LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)	As of December 31,
	2016	2015
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.375% 2007 Series A due 2017	150.0	150.0
5.750% 2007 Series B due 2037	150.0	150.0
5.750% 2007 Series C due 2017	100.0	100.0
6.375% 2007 Series D due 2037	100.0	100.0
5.650% 2008 Series A due 2018	300.0	300.0
5.500% 2009 Series A due 2019	250.0	250.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	250.0	250.0
4.150% 2015 Series A due 2045	350.0	350.0
Total First Mortgage Bonds	2,669.8	2,669.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	120.5	120.5
Less Amounts due Within One Year	(250.0)	—
Unamortized Premiums and Discounts, Net	(10.0)	(10.7)
Unamortized Debt Issuance Costs	(14.3)	(15.9)
CL&P Long-Term Debt	$2,516.0	$2,763.7

NSTAR Electric (Millions of Dollars)	As of December 31,
	2016	2015
Debentures:
5.750% due 2036	$200.0	$200.0
5.625% due 2017	400.0	400.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
Variable Rate due 2016 (0.6036% as of December 31, 2015)	—	200.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	250.0
2.700% due 2026	250.0	—
Total Debentures	2,100.0	2,050.0
Less Amounts due Within One Year	(400.0)	(200.0)
Unamortized Premiums and Discounts, Net	(9.1)	(8.5)
Unamortized Debt Issuance Costs	(12.8)	(11.7)
NSTAR Electric Long-Term Debt	$1,678.1	$1,829.8

PSNH (Millions of Dollars)	As of December 31,
	2016	2015
First Mortgage Bonds:
5.600% Series M due 2035	$50.0	$50.0
6.150% Series N due 2017	70.0	70.0
6.000% Series O due 2018	110.0	110.0
4.500% Series P due 2019	150.0	150.0
4.050% Series Q due 2021	122.0	122.0
3.200% Series R due 2021	160.0	160.0
3.500% Series S due 2023	325.0	325.0
Total First Mortgage Bonds	987.0	987.0
Pollution Control Revenue Bonds:
Adjustable Rate Tax Exempt Series A due 2021 (1.138% and 0.193% as of December 31, 2016 and 2015, respectively)	89.3	89.3
Less Amounts due Within One Year	(70.0)	—
Unamortized Premiums and Discounts, Net	0.1	0.1
Unamortized Debt Issuance Costs	(4.4)	(5.4)
PSNH Long-Term Debt	$1,002.0	$1,071.0

WMECO (Millions of Dollars)	As of December 31,
	2016	2015
Notes:
5.900% Senior Notes Series B due 2034	$50.0	$50.0
6.700% Senior Notes Series D due 2037	40.0	40.0
5.100% Senior Notes Series E due 2020	95.0	95.0
3.500% Senior Notes Series F due 2021	250.0	250.0
3.880% Senior Notes Series G due 2023	80.0	80.0
2.750% Senior Notes Series H due 2026	50.0	—
Total Notes	565.0	515.0
Unamortized Premiums and Discounts, Net	4.2	5.2
Unamortized Debt Issuance Costs	(2.7)	(2.9)
WMECO Long-Term Debt	$566.5	$517.3

OTHER (Millions of Dollars)	As of December 31,
	2016	2015
Yankee Gas - First Mortgage Bonds:
8.480% Series B due 2022	$20.0	$20.0
5.260% Series H due 2019	50.0	50.0
5.350% Series I due 2035	50.0	50.0
6.900% Series J due 2018	100.0	100.0
4.870% Series K due 2020	50.0	50.0
4.820% Series L due 2044	100.0	100.0
3.350% Series M due 2025	75.0	75.0
Total First Mortgage Bonds	445.0	445.0
Unamortized Premium	0.4	0.4
Unamortized Debt Issuance Costs	(1.5)	(1.7)
Yankee Gas Long-Term Debt	443.9	443.7

NSTAR Gas - First Mortgage Bonds:
9.950% Series J due 2020	25.0	25.0
7.110% Series K due 2033	35.0	35.0
7.040% Series M due 2017	25.0	25.0
4.460% Series N due 2020	125.0	125.0
4.350% Series O due 2045	100.0	100.0
Total First Mortgage Bonds	310.0	310.0
Less Amounts due Within One Year	(25.0)	—
Unamortized Debt Issuance Costs	(0.7)	(0.8)
NSTAR Gas Long-Term Debt	284.3	309.2

Eversource Parent - Notes and Debentures:
4.500% Debentures due 2019	350.0	350.0
1.450% Senior Notes Series E due 2018	300.0	300.0
2.800% Senior Notes Series F due 2023	450.0	450.0
1.600% Senior Notes Series G due 2018	150.0	150.0
3.150% Senior Notes Series H due 2025	300.0	300.0
2.500% Senior Notes Series I due 2021	250.0	—
3.350% Senior Notes Series J due 2026	250.0	—
Total Eversource Parent Notes and Debentures	2,050.0	1,550.0
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	180.0	179.5
Fair Value Adjustment (1)	144.6	173.5
Less Fair Value Adjustment - Current Portion (1)	(28.9)	(28.9)
Unamortized Premiums and Discounts, Net	(2.2)	(1.3)
Unamortized Debt Issuance Costs	(4.9)	(1.9)
Total Other Long-Term Debt	$3,066.8	$2,623.8

Total Eversource Long-Term Debt	$8,829.4	$8,805.6

(1)	The fair value adjustment amount is the purchase price adjustment, net of amortization, required to record the NSTAR long-term debt at fair value on the date of the 2012 merger.

Long-Term Debt Issuances:  In March 2016, Eversource parent issued $250 million of 2.50 percent Series I Senior Notes due to mature in 2021 and $250 million of 3.35 percent Series J Senior Notes due to mature in 2026. The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program.

In May 2016, NSTAR Electric issued $250 million of 2.70 percent debentures, due to mature in 2026. The proceeds, net of issuance costs, were used to repay short-term borrowings under the NSTAR Electric commercial paper program and fund capital expenditures and working capital.

In June 2016, WMECO issued $50 million of 2.75 percent Series H Senior Notes, due to mature in 2026. The proceeds, net of issuance costs, were used to repay short-term borrowings.

Long-Term Debt Repayments:  In May 2016, NSTAR Electric repaid at maturity $200 million variable rate debentures, using short term borrowings.

Debt Issuance Authorizations:  On November 3, 2016, FERC authorized NPT to issue up to an aggregate of $800 million in short-term debt and long-term debt through December 31, 2018. On December 28, 2016, PURA approved Yankee Gas' request to extend the authorization period for issuance of up to $125 million in long-term debt from December 31, 2016 to December 31, 2017.  On January 4, 2017, PURA approved CL&P's request for authorization up to $1.325 billion in long-term debt through December 31, 2020.

Long-Term Debt Provisions:  The utility plant of CL&P, PSNH, Yankee Gas and NSTAR Gas is subject to the lien of each company's respective first mortgage bond indenture.  The Eversource parent, NSTAR Electric and WMECO debt is unsecured.  Additionally, the long-term debt agreements provide that Eversource and certain of its subsidiaries must comply with certain covenants as are customarily included in such agreements, including equity requirements for WMECO and NSTAR Gas.  Under the equity requirements, WMECO must maintain a certain consolidated indebtedness to capitalization ratio as of the end of any fiscal quarter and NSTAR Gas' outstanding long-term debt must not exceed equity.

CL&P's obligation to repay the PCRBs is secured by first mortgage bonds.  The first mortgage bonds contain similar terms and provisions as the applicable series of PCRBs.  If CL&P fails to meet its obligations under the first mortgage bonds, then the holder of the first mortgage bonds (the issuer of the PCRBs) would have rights under the first mortgage bonds.  CL&P's tax-exempt PCRBs will be subject to redemption at par on or after September 1, 2021.  All other long-term debt securities are subject to make-whole provisions.

PSNH's obligation to repay the PCRBs is secured by first mortgage bonds and bond insurance.  The first mortgage bonds contain similar terms and provisions as the PCRBs.  If PSNH fails to meet its obligations under the first mortgage bonds, then the holder of the first mortgage bonds (the issuer of the PCRBs) would have rights under the first mortgage bonds.  The PSNH Series A tax-exempt PCRBs are currently callable at 100 percent of par.  The PCRBs bear interest at a rate that is periodically set pursuant to auctions.  PSNH is not obligated to purchase these PCRBs, which mature in 2021, from the remarketing agent.

WMECO and Yankee Gas have certain long-term debt agreements that contain cross-default provisions.  No other debt issuances contain cross-default provisions as of December 31, 2016.

Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel) and recorded an accrual for the full liability thereof to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

As a result of consolidating CYAPC, Eversource has consolidated $180.0 million and $179.5 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE, which include accumulated interest costs of $131.2 million and $130.7 million as of December 31, 2016 and 2015, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2017 through 2021 and thereafter are shown below. These amounts exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2016:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2017	$745.0	$250.0	$400.0	$70.0	$—
2018	960.0	300.0	—	110.0	—
2019	800.0	250.0	—	150.0	—
2020	295.0	—	—	—	95.0
2021	871.3	—	—	371.3	250.0
Thereafter	5,665.3	1,990.3	1,700.0	375.0	220.0
Total	$9,336.6	$2,790.3	$2,100.0	$1,076.3	$565.0

9.     EMPLOYEE BENEFITS

A.     Pension Benefits and Postretirement Benefits Other Than Pensions
Eversource Service sponsors a defined benefit retirement plan (the "Pension Plan") that covers eligible employees, including, among others, employees of CL&P, NSTAR Electric, PSNH and WMECO.  The Pension Plan is subject to the provisions of ERISA, as amended by the PPA of 2006. Eversource's policy is to annually fund the Pension Plan in an amount at least equal to an amount that will satisfy all federal funding requirements. In addition to the Pension Plan, Eversource maintains SERP Plans, sponsored by Eversource Service, which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees.

Eversource Service also sponsored a defined benefit postretirement plan (PBOP) that provided certain benefits, primarily medical, dental and life insurance to eligible employees that met certain age and service eligibility requirements. In August 2016, the Company amended its PBOP Plan, which standardized separate benefit structures that existed within the plan and made other benefit changes. The new plan provides life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses. The benefits provided under the PBOP Plan are not vested and the Company has the right to modify any benefit provision subject to applicable laws at that time. Eversource annually funds postretirement costs through tax deductible contributions to external trusts.

Because the Regulated companies recover the retiree benefit costs from customers through rates, regulatory assets are recorded in lieu of recording an adjustment to Accumulated Other Comprehensive Income/(Loss) for the funded status of the Pension, SERP and PBOP Plans.  Regulatory accounting is also applied to the portions of the Eversource Service costs that support the Regulated companies, as these costs are also recovered from customers.  Adjustments to the Pension and PBOP Plans funded status for the unregulated companies are recorded on an after-tax basis to Accumulated Other Comprehensive Income/(Loss).  For further information, see Note 2, "Regulatory Accounting," and Note 15, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.

The difference between the actual return and calculated expected return on plan assets for the Pension and PBOP Plans is reflected as a component of unrecognized actuarial gains or losses, which are recorded in Regulatory Assets or Accumulated Other Comprehensive Income/(Loss). Unrecognized actuarial gains or losses are amortized as a component of pension and PBOP expense over the estimated average future employee service period.

Pension and SERP Plans:  The Pension and SERP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans.  Although Eversource maintains marketable securities in a benefit trust, the SERP Plans do not contain any assets.  For further information, see Note 5, "Marketable Securities," to the financial statements.  The following tables provide information on the Pension and SERP Plan benefit obligations, fair values of Pension Plan assets, and funded status:

	Pension and SERP
Eversource	As of December 31,
(Millions of Dollars)	2016	2015
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(5,080.1)	$(5,486.2)
Plan Amendment	(9.0)	—
Service Cost	(75.0)	(91.4)
Interest Cost	(185.5)	(227.0)
Actuarial Gain/(Loss)	(151.8)	331.5
Benefits Paid - Pension	254.0	238.5
Benefits Paid - Lump Sum	—	149.5
Benefits Paid - SERP	5.1	5.0
Benefit Obligation as of End of Year	$(5,242.3)	$(5,080.1)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$3,905.4	$4,126.5
Employer Contributions	146.2	154.6
Actual Return on Pension Plan Assets	278.4	12.3
Benefits Paid	(254.0)	(238.5)
Benefits Paid - Lump Sum	—	(149.5)
Fair Value of Pension Plan Assets as of End of Year	$4,076.0	$3,905.4
Funded Status as of December 31st	$(1,166.3)	$(1,174.7)

	Pension and SERP
	As of December 31, 2016				As of December 31, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(1,157.6)	$(949.7)	$(547.6)	$(237.6)	$(1,230.1)	$(982.6)	$(580.7)	$(249.4)
Plan Amendment	—	(2.8)	—	—	—	—	—	—
Change due to transfer of employees	8.8	(0.6)	2.4	1.9	(4.6)	6.2	(1.9)	(1.3)
Service Cost	(18.8)	(13.2)	(9.9)	(3.1)	(24.7)	(14.9)	(12.1)	(4.3)
Interest Cost	(41.6)	(33.8)	(20.7)	(8.4)	(51.1)	(40.2)	(24.3)	(10.4)
Actuarial Gain/(Loss)	(23.9)	(33.3)	(21.5)	(3.9)	77.8	34.1	38.9	12.6
Benefits Paid - Pension	62.6	53.8	24.9	13.2	60.2	47.6	23.2	12.7
Benefits Paid - Lump Sum	—	—	—	—	14.5	—	9.1	2.5
Benefits Paid - SERP	0.3	0.2	0.2	—	0.4	0.1	0.2	—
Benefit Obligation as of End of Year	$(1,170.2)	$(979.4)	$(572.2)	$(237.9)	$(1,157.6)	$(949.7)	$(547.6)	$(237.6)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$913.5	$832.9	$470.5	$220.8	$980.8	$879.0	$498.4	$234.0
Change due to transfer of employees	(8.8)	0.6	(2.4)	(1.9)	4.6	(6.2)	1.9	1.3
Employer Contributions	0.4	28.4	17.1	—	—	5.0	1.0	—
Actual Return on Pension Plan Assets	63.0	59.2	33.7	15.3	2.8	2.7	1.5	0.7
Benefits Paid	(62.6)	(53.8)	(24.9)	(13.2)	(60.2)	(47.6)	(23.2)	(12.7)
Benefits Paid - Lump Sum	—	—	—	—	(14.5)	—	(9.1)	(2.5)
Fair Value of Pension Plan Assets as of End of Year	$905.5	$867.3	$494.0	$221.0	$913.5	$832.9	$470.5	$220.8
Funded Status as of December 31st	$(264.7)	$(112.1)	$(78.2)	$(16.9)	$(244.1)	$(116.8)	$(77.1)	$(16.8)

In 2016, there was a decrease in the discount rate used to calculate the funded status of the Eversource pension liability, which resulted in an increase to Eversource's pension liability of approximately $177 million, partially offset by a revised scale for the mortality table resulting in a decrease to Eversource's pension liability of approximately $32 million as of December 31, 2016. In December 2016, Eversource amended its pension plan to adjust the calculation of lump sum payments or annuity payments for certain employees. This amendment resulted in an increase to the liability of $9 million as of December 31, 2016.

In 2015, there was an increase in the discount rate used to calculate the funded status and a revised scale for the mortality table for the Eversource pension liability, resulting in a decrease of the estimated benefits to be provided to plan participants and a decrease to Eversource's liability of approximately $267 million and $48 million, respectively, as of December 31, 2015. In August 2015, Eversource made a total lump-sum payout of $149.5 million, which reduced the projected benefit obligation and Pension Plan assets by a corresponding amount.  The lump-sum payment had no impact on the net Accrued Pension Liability reflected on the Eversource, CL&P, PSNH and WMECO balance sheets as of December 31, 2015.

The pension and SERP Plans' funded status includes the current portion of the SERP liability totaling $24.8 million and $6.6 million as of December 31, 2016 and 2015, respectively, which is included in Other Current Liabilities on the accompanying balance sheets.

As of December 31, 2016 and 2015, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2016	$4,829.6	$1,065.2	$904.8	$518.9	$220.0
2015	4,733.2	1,062.7	888.8	506.4	222.3

The following actuarial assumptions were used in calculating the Pension and SERP Plans' year end funded status:

	Pension and SERP
	As of December 31,
	2016			2015
Discount Rate	4.01%	—	4.33%	4.21%	—	4.60%
Compensation/Progression Rate	3.50%			3.50%

Pension and SERP Expense:  Eversource charges net periodic pension expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year.

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of Pension expense from the yield-curve approach to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically, these components were estimated using the same weighted-average discount rate as for the funded status. The total pre-tax benefit of this change on Pension expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the year ended December 31, 2016 was approximately $46 million.

The components of net periodic benefit expense for the Pension and SERP Plans are shown below.  The net periodic benefit expense and the intercompany allocations, less the capitalized portion of pension and SERP amounts, are included in Operations and Maintenance expense on the statements of income. Capitalized pension amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension and SERP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Year Ended December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$75.0	$18.8	$13.2	$9.9	$3.1
Interest Cost	185.5	41.6	33.8	20.7	8.4
Expected Return on Pension Plan Assets	(317.9)	(72.1)	(67.6)	(38.6)	(17.5)
Actuarial Loss	125.7	25.4	34.4	9.9	5.5
Prior Service Cost	3.6	1.5	—	0.5	0.3
Total Net Periodic Benefit Expense/(Income)	$71.9	$15.2	$13.8	$2.4	$(0.2)
Intercompany Allocations	N/A	$13.8	$8.9	$4.0	$2.5
Capitalized Pension Expense	$22.1	$9.3	$7.6	$1.4	$0.4

	Pension and SERP
	For the Year Ended December 31, 2015
(Millions of Dollars)	Eversource (1)	CL&P	NSTAR Electric	PSNH (1)	WMECO
Service Cost	$91.4	$24.7	$14.9	$12.1	$4.3
Interest Cost	227.0	51.1	40.2	24.3	10.4
Expected Return on Pension Plan Assets	(335.9)	(78.9)	(70.0)	(40.4)	(18.9)
Actuarial Loss	148.5	32.2	35.8	11.6	6.4
Prior Service Cost/(Credit)	3.7	1.5	(0.1)	0.5	0.3
Total Net Periodic Benefit Expense	$134.7	$30.6	$20.8	$8.1	$2.5
Intercompany Allocations	N/A	$22.5	$13.6	$6.7	$4.4
Capitalized Pension Expense	$41.0	$18.8	$11.4	$3.5	$1.9

	Pension and SERP
	For the Year Ended December 31, 2014
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$79.9	$20.2	$13.6	$9.7	$3.5
Interest Cost	225.7	50.5	41.3	23.8	10.3
Expected Return on Pension Plan Assets	(310.8)	(75.4)	(63.0)	(38.1)	(17.9)
Actuarial Loss	128.4	33.7	23.5	11.6	6.9
Prior Service Cost	4.4	1.8	—	0.7	0.4
Total Net Periodic Benefit Expense	$127.6	$30.8	$15.4	$7.7	$3.2
Intercompany Allocations	N/A	$26.7	$10.4	$7.6	$5.1
Capitalized Pension Expense	$35.2	$17.6	$7.9	$3.0	$2.4

(1)	Amounts exclude $3.2 million for the year ended December 31, 2015 that represent amounts included in other deferred debits.

The following actuarial assumptions were used to calculate Pension and SERP expense amounts:

	Pension and SERP
	For the Years Ended December 31,
	2016			2015	2014
Discount Rate	3.27%	—	4.89%	4.20%	4.85%	—	5.03%
Expected Long-Term Rate of Return	8.25%			8.25%	8.25%
Compensation/Progression Rate	3.50%			3.50%	3.50%	—	4.00%

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income ("OCI") as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2016	2015
Actuarial Losses/(Gains) Arising During the Year	$184.6	$(2.0)	$6.8	$(6.2)
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(119.9)	(142.3)	(5.8)	(6.2)
Prior Service Cost Arising During the Year	7.1	—	1.9	—
Prior Service Cost Reclassified as Net Periodic Benefit Expense	(3.4)	(3.5)	(0.2)	(0.2)

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Loss amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2016 and 2015, as well as the amounts that are expected to be recognized as components in 2017:

	Regulatory Assets as of December 31,		Expected 2017 Expense	AOCL as of December 31,		Expected 2017 Expense
(Millions of Dollars)	2016	2015		2016	2015
Actuarial Loss	$1,732.3	$1,667.6	$128.5	$82.1	$81.1	$5.8
Prior Service Cost	13.4	9.7	4.1	2.3	0.6	0.2

PBOP Plan: The PBOP Plan is accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plan.  The following tables provide information on the PBOP Plan benefit obligations, fair values of plan assets, and funded status:

	PBOP
Eversource	As of December 31,
(Millions of Dollars)	2016	2015
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(1,051.4)	$(1,147.9)
Plan Amendment	244.0	—
Service Cost	(12.2)	(16.3)
Interest Cost	(32.9)	(47.2)
Actuarial Gain/(Loss)	(17.7)	106.0
Benefits Paid	60.2	54.0
Benefit Obligation as of End of Year	$(810.0)	$(1,051.4)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$812.2	$862.6
Actual Return on Plan Assets	51.3	(4.3)
Employer Contributions	12.5	7.9
Benefits Paid	(60.2)	(54.0)
Fair Value of Plan Assets as of End of Year	$815.8	$812.2
Funded Status as of December 31st	$5.8	$(239.2)

	PBOP
	As of December 31,
	2016				2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(164.0)	$(412.8)	$(88.5)	$(34.4)	$(173.9)	$(468.7)	$(91.8)	$(36.6)
Plan Amendment	(12.5)	195.3	(6.7)	(1.7)	—	—	—	—
Change due to transfer of employees	1.3	0.3	0.3	0.2	0.1	2.3	(0.3)	—
Service Cost	(2.0)	(3.0)	(1.3)	(0.4)	(2.1)	(5.4)	(1.4)	(0.4)
Interest Cost	(5.3)	(12.2)	(2.9)	(1.1)	(7.2)	(19.0)	(3.9)	(1.5)
Actuarial Gain/(Loss)	3.6	(24.6)	3.6	1.1	7.2	59.1	3.6	1.5
Benefits Paid	13.9	20.3	5.8	3.0	11.9	18.9	5.3	2.6
Benefit Obligation as of End of Year	$(165.0)	$(236.7)	$(89.7)	$(33.3)	$(164.0)	$(412.8)	$(88.5)	$(34.4)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$136.7	$320.3	$75.8	$31.7	$149.0	$336.5	$80.9	$34.4
Change due to transfer of employees	(0.8)	(0.3)	(0.2)	(0.3)	—	0.6	0.2	—
Actual Return on Plan Assets	7.2	23.2	3.4	1.4	(0.4)	(2.8)	—	(0.1)
Employer Contributions	—	8.9	—	—	—	4.9	—	—
Benefits Paid	(13.9)	(20.3)	(5.8)	(3.0)	(11.9)	(18.9)	(5.3)	(2.6)
Fair Value of Plan Assets as of End of Year	$129.2	$331.8	$73.2	$29.8	$136.7	$320.3	$75.8	$31.7
Funded Status as of December 31st	$(35.8)	$95.1	$(16.5)	$(3.5)	$(27.3)	$(92.5)	$(12.7)	$(2.7)

The August 2016 PBOP plan amendment resulted in a reduction to Eversource's accumulated benefit liability of approximately $244 million. As of December 31, 2016, there was a decrease in the discount rate used to calculate the funded status, as compared to the discount rate as of December 31, 2015, resulting in an increase to the Eversource liability of approximately $75 million, which was partially offset by a decrease of approximately $52 million from changes in mortality and other assumptions.

In 2015, there was an increase in the discount rate used to calculate the funded status of the Eversource PBOP liability and a revised scale for the mortality table resulting in a decrease of the estimated benefits to be provided to plan participants, both of which resulted in a decrease to Eversource's liability of approximately $60 million and $23 million, respectively, as of December 31, 2015.

The following actuarial assumptions were used in calculating the PBOP Plan's year end funded status:

	PBOP
	As of December 31,
	2016	2015
Discount Rate	4.21%	4.62%
Health Care Cost Trend Rate	N/A	6.25%

Effective with the plan amendment that standardized plan designs and made benefit changes in August 2016, the health care cost trend rate is no longer applicable.

PBOP Expense:  Eversource charges net periodic postretirement benefits expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust each year is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year.

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of PBOP expense from the yield-curve methodology to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically these components were estimated using the same weighted-average discount rate as for the funded status. The total pre-tax benefit of this change on PBOP expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the year ended December 31, 2016 was approximately $10 million.

The August 2016 PBOP Plan amendment resulted in a remeasurement of the benefit obligation and annual expense using assumptions at that point in time, including updated discount rates and asset values. The remeasurement resulted in a decrease in net periodic benefit costs for PBOP benefits, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, of approximately $10 million, which was recorded in 2016, and most of this amount will be deferred for future refund to customers.

The components of net periodic benefit expense for the PBOP Plan are shown below.  The net periodic benefit expense and the intercompany allocations, less the capitalized portion of PBOP, are included in Operations and Maintenance expense on the statements of income. Capitalized PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets. PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	PBOP
	For the Year Ended December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$12.2	$2.0	$3.0	$1.3	$0.4
Interest Cost	32.9	5.3	12.2	2.9	1.1
Expected Return on Plan Assets	(62.9)	(10.1)	(25.7)	(5.5)	(2.4)
Actuarial Loss	9.0	1.5	3.2	0.7	0.1
Prior Service (Credit)/Cost	(9.1)	0.5	(7.2)	0.2	0.1
Total Net Periodic Benefit Income	$(17.9)	$(0.8)	$(14.5)	$(0.4)	$(0.7)
Intercompany Allocations	N/A	$0.3	$(0.2)	$(0.1)	$0.1
Capitalized PBOP Expense/(Income)	$(8.0)	$(0.5)	$(6.4)	$0.1	$(0.3)

	PBOP
	For the Year Ended December 31, 2015
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$16.3	$2.1	$5.4	$1.4	$0.4
Interest Cost	47.2	7.2	19.0	3.9	1.5
Expected Return on Plan Assets	(67.4)	(11.1)	(27.3)	(6.0)	(2.5)
Actuarial Loss	6.8	0.7	2.3	0.5	—
Prior Service Credit	(0.5)	—	(0.2)	—	—
Total Net Periodic Benefit Expense/(Income)	$2.4	$(1.1)	$(0.8)	$(0.2)	$(0.6)
Intercompany Allocations	N/A	$1.9	$0.8	$0.4	$0.3
Capitalized PBOP Expense/(Income)	$0.1	$(0.2)	$(0.2)	$0.2	$(0.2)

	PBOP
	For the Year Ended December 31, 2014
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$12.5	$2.2	$3.1	$1.3	$0.4
Interest Cost	49.5	8.1	19.4	4.3	1.7
Expected Return on Plan Assets	(63.3)	(10.5)	(25.9)	(5.4)	(2.3)
Actuarial Loss/(Gain)	12.2	4.2	(0.5)	2.2	0.5
Prior Service Credit	(2.8)	—	(1.9)	—	—
Total Net Periodic Benefit Expense/(Income)	$8.1	$4.0	$(5.8)	$2.4	$0.3
Intercompany Allocations	N/A	$3.8	$0.8	$1.0	$0.7
Capitalized PBOP Expense/(Income)	$1.4	$1.8	$(2.3)	$0.8	$0.2

The following actuarial assumptions were used to calculate PBOP expense amounts:

	PBOP
	For the Years Ended December 31,
	2016			2015	2014
Discount Rate	2.88%	—	4.09%	4.22%	4.78%	—	5.10%
Expected Long-Term Rate of Return	8.25%			8.25%	8.25%

The health care cost trend rate assumption used to calculate the PBOP expense amount was 6.25 percent and 6.5 percent for the years ended December 31, 2016 and 2015, respectively. The effect of increasing the assumed health care cost trend rate by one percentage point for the year ended December 31, 2016 would have increased service and interest cost components of PBOP expense by a total of $4.4 million. A decrease of one percentage point in the assumed health care cost trend rate would have decreased the service and interest cost components of PBOP expense by a total of $3.4 million. Effective January 1, 2017, the health care trend rate no longer has an impact on the PBOP expense due to the benefit design changes effective with the plan amendment.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and OCI as well as amounts recognized in Regulatory Assets and OCI that were reclassified as net periodic benefit (expense)/income during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2016	2015
Actuarial Losses/(Gains) Arising During the Year	$32.4	$(34.1)	$(2.0)	$0.7
Actuarial (Losses)/Gains Reclassified as Net Periodic Benefit (Expense)/Income	(9.2)	(6.4)	0.2	(0.4)
Prior Service (Credit)/Cost Arising During the Year	(247.9)	—	4.0	—
Prior Service Credit/(Cost) Reclassified as Net Periodic Benefit Income/(Expense)	9.7	0.5	(0.6)	—

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Loss amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2016 and 2015, as well as the amounts that are expected to be recognized as components in 2017:

	Regulatory Assets as of December 31,		Expected 2017 Expense	AOCL as of December 31,		Expected 2017 Expense
(Millions of Dollars)	2016	2015		2016	2015
Actuarial Loss	$175.4	$152.2	$7.9	$4.5	$6.3	$0.4
Prior Service (Credit)/Cost	(239.5)	(1.3)	(21.7)	3.4	—	0.2

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2017	2018	2019	2020	2021	2022-2026
Pension and SERP	$284.5	$277.0	$284.3	$290.4	$298.9	$1,562.9
PBOP	54.8	55.0	55.1	55.4	55.4	270.7

Eversource Contributions:   Based on the current status of the Pension Plan and federal pension funding requirements, Eversource currently expects to make contributions of approximately $175 million in 2017, of which approximately $2 million and $25 million, will be contributed by CL&P, and NSTAR Electric, respectively.  The remaining $148 million is expected to be contributed by other Eversource subsidiaries, primarily Eversource Service.  Eversource expects to make $7.6 million in contributions to the PBOP Plan in 2017, of which approximately $5 million will be contributed by NSTAR Electric.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns.  For the year ended December 31, 2016, management has assumed long-term rates of return of 8.25 percent for the Pension and PBOP Plan assets.  These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31, 2016 and 2015
	Pension Plan and Tax-Exempt Assets Within PBOP Plan
	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	22.0%	8.5%
International	13.0%	8.5%
Emerging Markets	5.0%	10.0%
Private Equity	12.0%	12.0%
Debt Securities:
Fixed Income	12.0%	4.5%
High Yield Fixed Income	13.0%	8.5%
Emerging Markets Debt	5.0%	7.5%
Real Estate and Other Assets	10.0%	7.5%
Hedge Funds	8.0%	7.0%

The taxable assets within the PBOP Plan have a target asset allocation of 70 percent equity securities and 30 percent fixed income securities.

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2016				2015
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$455.5	$—	$1,279.7	$1,735.2	$396.5	$62.2	$1,228.7	$1,687.4
Private Equity	6.0	—	518.4	524.4	7.6	—	464.7	472.3
Fixed Income (2)	—	183.0	1,099.4	1,282.4	—	208.6	1,008.2	1,216.8
Real Estate and Other Assets	77.2	—	325.9	403.1	—	85.9	291.9	377.8
Hedge Funds	—	—	335.0	335.0	—	—	340.5	340.5
Total	$538.7	$183.0	$3,558.4	$4,280.1	$404.1	$356.7	$3,334.0	$4,094.8
Less: 401(h) PBOP Assets (3)				(204.1)				(189.4)
Total Pension Assets				$4,076.0				$3,905.4

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2016				2015
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$88.6	$—	$214.1	$302.7	$109.7	$—	$199.4	$309.1
Private Equity	—	—	32.2	32.2	—	—	32.9	32.9
Fixed Income (2)	9.5	44.8	132.3	186.6	9.7	50.5	131.0	191.2
Real Estate and Other Assets	15.5	—	27.5	43.0	—	6.6	30.8	37.4
Hedge Funds	—	—	47.2	47.2	—	—	52.2	52.2
Total	$113.6	$44.8	$453.3	$611.7	$119.4	$57.1	$446.3	$622.8
Add: 401(h) PBOP Assets (3)				204.1				189.4
Total PBOP Assets				$815.8				$812.2

(1)
United States, International and Emerging Markets equity securities that are uncategorized include investments in commingled funds and hedge funds that are overlayed with equity index swaps and futures contracts.

(2)
Fixed Income investments that are uncategorized include fixed income funds that invest in a variety of opportunistic fixed income strategies, and hedge funds that are overlayed with fixed income futures.

(3)	The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the PBOP Plan.

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

Certain investments, such as commingled funds, private equity investments, real estate funds and hedge funds are valued using the NAV as a practical expedient. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Hedge funds are recorded at NAV based on the values of the underlying assets.  Private Equity investments, fixed income partnership funds and Real Estate and Other Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments.  The Company has retrospectively adopted new accounting guidance that eliminates the requirement to classify assets valued at NAV, as a practical expedient, within the fair value hierarchy. Prior to the adoption of this guidance, these investments were classified as Level 2 or Level 3 in the fair value hierarchy. The adoption of this guidance changes fair value measurement disclosures, but does not impact the methodology for valuing the investments or financial statement results.

B.     Defined Contribution Plan
Eversource maintains one defined contribution plan on behalf of eligible participants, the Eversource 401k Plan.  The Eversource 401k Plan provides for employee and employer contributions up to statutory limits.  For eligible employees, the Eversource 401k Plan provides employer matching contributions of either 100 percent up to a maximum of three percent of eligible compensation or 50 percent up to a maximum of eight percent of eligible compensation.  Beginning in 2014 for newly hired employees, the Eversource 401k Plan provides employer matching contributions of 100 percent up to a maximum of three percent of eligible compensation.

The Eversource 401k Plan also contains a K-Vantage feature for the benefit of eligible participants, which provides an additional annual employer contribution based on age and years of service.  K-Vantage participants are not eligible to actively participate in the Eversource Pension Plan.

The total defined Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2016	$31.8	$4.5	$7.0	$3.4	$1.1
2015	30.4	4.8	6.3	3.4	1.0
2014	29.7	5.0	6.3	3.2	1.0

C.    Share-Based Payments
Share-based compensation awards are recorded using a fair-value-based method at the date of grant.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO record compensation expense related to these awards, as applicable, for shares issued or sold to their respective employees and officers, as well as for the allocation of costs associated with shares issued or sold to Eversource's service company employees and officers that support CL&P, NSTAR Electric, PSNH and WMECO.

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric, PSNH and WMECO employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 8,000,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2016 and 2015, Eversource had 2,692,350 and 3,005,010 common shares, respectively, available for issuance under these plans.

Eversource accounts for its various share-based plans as follows:

•
RSUs - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period based upon the fair value of Eversource's common shares at the date of grant.  The par value of RSUs is reclassified to Common Stock from APIC as RSUs become issued as common shares.

•
Performance Shares - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.  Performance shares vest based upon the extent to which Company goals are achieved.  Vesting of outstanding performance shares is based upon both the Company's EPS growth over the requisite service period and the total shareholder return as compared to the Edison Electric Institute ("EEI") Index during the requisite service period.  The fair value of performance shares is determined at the date of grant using a lattice model.

•	Stock Options - Stock options currently outstanding are fully vested.

•	ESPP - For shares sold under the ESPP, no compensation expense was recorded as the ESPP qualified as a non-compensatory plan. The ESPP ended as of February 1, 2016.

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2015	729,308	$43.45
Granted	305,340	$54.67
Shares Issued	(270,060)	$44.94
Forfeited	(40,318)	$53.99
Outstanding as of December 31, 2016	724,270	$47.86

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2016, 2015 and 2014 was $54.67, $54.57 and $42.27, respectively.  As of December 31, 2016 and 2015, the number and weighted average grant-date fair value of unvested RSUs was 322,158 and $53.47 per share, and 469,772 and $48.58 per share, respectively.  During 2016, there were 402,263 RSUs at a weighted average grant-date fair value of $48.96 per share that vested during the year and were either paid or deferred.  As of December 31, 2016, 402,112 RSUs were fully vested and deferred and an additional 306,050 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2015	528,428	$46.30
Granted	222,139	$53.64
Shares Issued	(201,826)	$40.93
Forfeited	(25,807)	$54.48
Outstanding as of December 31, 2016	522,934	$51.09

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2016, 2015 and 2014 was $53.64, $55.04 and $43.40, respectively.  As of December 31, 2016 and 2015, the number and weighted average grant-date fair value of unvested performance shares was 301,363 and $51.52 per share, and 528,428 and $46.30 per share, respectively.  During 2016, there were 423,025 performance shares at a weighted average grant-date fair value of $45.94 per share that vested during the year and were either paid or deferred.  As of December 31, 2016, 221,571 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric, PSNH and WMECO for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Compensation Expense	$23.6	$23.1	$24.6
Future Income Tax Benefit	9.6	9.4	10.3

	For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Compensation Expense	$9.1	$6.5	$3.5	$1.7	$9.3	$5.8	$3.2	$1.7	$8.1	$7.4	$3.0	$1.3
Future Income Tax Benefit	3.7	2.6	1.4	0.7	3.8	2.4	1.3	0.7	3.4	3.1	1.3	0.5

As of December 31, 2016, there was $13.9 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $5.1 million for CL&P, $3.8 million for NSTAR Electric, $2.0 million for PSNH and $0.9 million for WMECO.  This cost is expected to be recognized ratably over a weighted-average period of 1.76 years for Eversource, CL&P, NSTAR Electric and PSNH, and 1.75 years for WMECO.

An income tax rate of 40 percent is used to estimate the tax effect on total share-based payments determined under the fair value-based method for all awards.  The Company generally settles stock option exercises and fully vested RSUs and performance shares with the issuance of common shares purchased in the open market.

In 2016, the Company adopted new accounting guidance, which prospectively changed the accounting for excess tax benefits associated with the distribution of stock compensation awards and also changed the presentation of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. For the year ended December 31, 2016, the impact of the ASU was to reduce income tax expense by $19.1 million, which increased cash flows from operating activities on the statement of cash flows. See Note 1C, "Summary of Significant Accounting Policies - Accounting Standards," for further information. For each of the years ended December 31, 2015 and 2014, changes in excess tax benefits totaling $9.5 million increased cash flows from financing activities.

Stock Options:  Stock options currently outstanding granted under the NSTAR Incentive Plan, expire ten years from the date of grant and are fully vested.  The weighted average remaining contractual lives for the options outstanding as of December 31, 2016 is 2.0 years.  A summary of stock option transactions is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value (Millions)
Outstanding and Exercisable - December 31, 2015	171,872	$26.47	$4.2
Exercised	(47,232)	$28.12	$1.3
Outstanding and Exercisable - December 31, 2016	124,640	$25.84	$3.7

Cash received for options exercised during the year ended December 31, 2016 totaled $1.3 million.  The tax benefit realized from stock options exercised totaled $0.5 million for the year ended December 31, 2016.

Employee Share Purchase Plan:  Eversource maintained an ESPP for eligible employees, which allowed for Eversource common shares to be purchased by employees at the end of successive six-month offering periods at 95 percent of the closing market price on the last day of each six-month period.  The ESPP qualified as a non-compensatory plan under accounting guidance for share-based payments, and no compensation expense was recorded for ESPP purchases.

During 2016, employees purchased 16,014 shares at a discounted price of $51.11.  Employees purchased 33,715 shares in 2015 at discounted prices of $52.80 and $47.23.  As of December 31, 2015, 743,260 shares were available for future issuance under the ESPP.  The ESPP ended as of February 1, 2016.

D.     Other Retirement Benefits
Eversource provides retirement and other benefits for certain current and past company officers.  These benefits are accounted for on an accrual basis and expensed over a period equal to the service lives of the employees.  The actuarially-determined liability for these benefits, which is included in Other Long-Term Liabilities on the balance sheets, as well as the related expense included in Operations and Maintenance Expense on the income statements, are as follows:

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2016	2015	2014
Actuarially-Determined Liability	$54.2	$55.2	$57.5
Other Retirement Benefits Expense	2.9	3.9	4.5

	As of and For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Actuarially-Determined Liability	$0.3	$—	$2.0	$0.1	$0.4	$—	$2.4	$0.2	$0.4	$—	$2.6	$0.2
Other Retirement Benefits Expense	1.1	0.7	0.6	0.2	1.5	1.0	0.7	0.3	2.1	0.3	0.9	0.4

10.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2016	2015	2014
Current Income Taxes:
Federal	$38.9	$6.2	$4.4
State	53.0	45.7	24.5
Total Current	91.9	51.9	28.9
Deferred Income Taxes, Net:
Federal	427.9	436.1	406.8
State	38.6	55.6	36.5
Total Deferred	466.5	491.7	443.3
Investment Tax Credits, Net	(3.4)	(3.6)	(3.9)
Income Tax Expense	$555.0	$540.0	$468.3

	For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Current Income Taxes:
Federal	$27.3	$73.9	$(13.7)	$12.5	$26.9	$36.3	$(16.7)	$(3.5)	$(0.2)	$75.0	$(22.6)	$1.9
State	13.3	35.0	8.8	4.5	15.8	19.8	6.0	1.6	4.3	20.2	(0.1)	1.8
Total Current	40.6	108.9	(4.9)	17.0	42.7	56.1	(10.7)	(1.9)	4.1	95.2	(22.7)	3.7
Deferred Income Taxes, Net:
Federal	157.6	78.3	79.5	18.3	135.8	147.5	74.5	33.4	138.0	88.0	79.6	28.1
State	11.3	1.9	7.8	3.2	0.2	25.7	9.3	6.0	(7.1)	20.1	15.2	6.0
Total Deferred	168.9	80.2	87.3	21.5	136.0	173.2	83.8	39.4	130.9	108.1	94.8	34.1
Investment Tax Credits, Net	(1.2)	(1.3)	—	(0.5)	(1.3)	(1.3)	—	(0.5)	(1.5)	(1.3)	—	(0.5)
Income Tax Expense	$208.3	$187.8	$82.4	$38.0	$177.4	$228.0	$73.1	$37.0	$133.5	$202.0	$72.1	$37.3

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2016	2015	2014
Income Before Income Tax Expense	$1,504.8	$1,425.9	$1,295.4

Statutory Federal Income Tax Expense at 35%	526.7	499.1	453.4
Tax Effect of Differences:
Depreciation	(3.4)	(4.6)	(5.6)
Investment Tax Credit Amortization	(3.4)	(3.6)	(3.9)
Other Federal Tax Credits	(3.5)	(3.8)	(3.5)
State Income Taxes, Net of Federal Impact	56.2	61.1	42.5
Dividends on ESOP	(8.4)	(8.1)	(8.0)
Tax Asset Valuation Allowance/Reserve Adjustments	3.3	4.7	(2.9)
Excess Stock Benefit (1)	(19.1)	—	—
Other, Net	6.6	(4.8)	(3.7)
Income Tax Expense	$555.0	$540.0	$468.3
Effective Tax Rate	36.9%	37.9%	36.2%

	For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Income Before Income Tax Expense	$542.6	$480.5	$214.3	$96.1	$476.8	$572.6	$187.5	$93.5	$421.2	$505.1	$186.1	$95.1

Statutory Federal Income Tax Expense at 35%	189.9	168.2	75.0	33.6	166.9	200.4	65.6	32.7	147.4	176.8	65.1	33.3
Tax Effect of Differences:
Depreciation	1.6	(3.4)	1.0	0.3	(1.7)	(1.4)	0.5	(0.3)	(3.6)	(1.3)	0.3	(0.2)
Investment Tax Credit Amortization	(1.2)	(1.3)	—	(0.5)	(1.3)	(1.3)	—	(0.5)	(1.5)	(1.3)	—	(0.5)
Other Federal Tax Credits	—	—	(3.5)	—	—	—	(3.8)	—	—	—	(3.5)	—
State Income Taxes, Net of Federal Impact	14.5	24.0	10.8	5.0	9.2	29.6	9.9	4.9	4.4	26.2	9.8	5.0
Tax Asset Valuation Allowance/Reserve Adjustments	1.5	—	—	—	1.2	—	—	—	(6.3)	—	—	—
Excess Stock Benefit (1)	(0.9)	(1.0)	(0.4)	(0.2)	—	—	—	—	—	—	—	—
Other, Net	2.9	1.3	(0.5)	(0.2)	3.1	0.7	0.9	0.2	(6.9)	1.6	0.4	(0.3)
Income Tax Expense	$208.3	$187.8	$82.4	$38.0	$177.4	$228.0	$73.1	$37.0	$133.5	$202.0	$72.1	$37.3
Effective Tax Rate	38.4%	39.1%	38.4%	39.6%	37.2%	39.8%	39.0%	39.6%	31.7%	40.0%	38.7%	39.2%

(1)
In 2016, the Company adopted new accounting guidance, which prospectively changed the accounting for excess tax benefits associated with the distribution of stock compensation awards, previously recognized in Capital Surplus, Paid In within Common Shareholders' Equity on the balance sheet, to recognition within income tax expense in the income statement.  See Note 1C, "Summary of Significant Accounting Policies - Accounting Standards," for further information.

Eversource, CL&P, NSTAR Electric, PSNH and WMECO file a consolidated federal income tax return and unitary, combined and separate state income tax returns.  These entities are also parties to a tax allocation agreement under which taxable subsidiaries do not pay any more taxes than they would have otherwise paid had they filed a separate company tax return, and subsidiaries generating tax losses, if any, are paid for their losses when utilized.

Deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The tax effect of temporary differences is accounted for in accordance with the rate-making treatment of the applicable regulatory commissions and relevant accounting authoritative literature.  The tax effects of temporary differences that give rise to the net accumulated deferred income tax obligations are as follows:

Eversource (Millions of Dollars)	As of December 31,
	2016	2015
Deferred Tax Assets:
Employee Benefits	$640.6	$637.5
Derivative Liabilities	192.6	172.7
Regulatory Deferrals - Liabilities	290.9	243.5
Allowance for Uncollectible Accounts	76.6	60.5
Tax Effect - Tax Regulatory Liabilities	11.8	9.7
Federal Net Operating Loss Carryforwards	—	5.4
Purchase Accounting Adjustment	112.2	119.3
Other	170.5	197.1
Total Deferred Tax Assets	1,495.2	1,445.7
Less: Valuation Allowance	5.1	3.7
Net Deferred Tax Assets	$1,490.1	$1,442.0
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$5,001.2	$4,602.6
Property Tax Accruals	81.9	76.7
Regulatory Amounts:
Regulatory Deferrals - Assets	1,321.8	1,289.1
Tax Effect - Tax Regulatory Assets	252.6	249.3
Goodwill Regulatory Asset - 1999 Merger	186.7	194.9
Derivative Assets	29.5	17.7
Other	223.6	159.4
Total Deferred Tax Liabilities	$7,097.3	$6,589.7

	As of December 31,
	2016				2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Deferred Tax Assets:
Employee Benefits	$138.8	$58.4	$46.5	$11.1	$126.1	$91.3	$37.1	$10.0
Derivative Liabilities	191.5	1.1	—	—	165.7	0.6	—	—
Regulatory Deferrals - Liabilities	6.3	186.4	36.7	8.5	36.0	109.4	42.1	6.1
Allowance for Uncollectible Accounts	33.0	20.0	4.1	5.7	30.4	8.5	3.6	4.5
Tax Effect - Tax Regulatory Liabilities	4.9	1.1	2.6	2.2	3.1	1.5	2.3	2.4
Federal Net Operating Loss Carryforwards	—	—	—	—	—	—	2.4	0.4
Other	59.4	2.2	56.4	4.4	55.5	3.4	61.1	5.0
Total Deferred Tax Assets	433.9	269.2	146.3	31.9	416.8	214.7	148.6	28.4
Less: Valuation Allowance	4.5	—	—	—	3.1	—	—	—
Net Deferred Tax Assets	$429.4	$269.2	$146.3	$31.9	$413.7	$214.7	$148.6	$28.4
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$1,700.3	$1,463.5	$726.3	$438.4	$1,545.6	$1,387.1	$655.3	$416.1
Property Tax Accruals	29.7	25.6	8.0	11.2	27.3	22.8	7.3	10.6
Regulatory Amounts:
Regulatory Deferrals - Assets	473.4	322.3	142.1	59.4	456.8	339.7	137.9	60.5
Tax Effect - Tax Regulatory Assets	170.4	36.1	12.2	8.7	168.7	36.0	15.4	9.0
Goodwill Regulatory Asset - 1999 Merger	—	160.3	—	—	—	167.4	—	—
Derivative Assets	27.0	—	—	—	17.7	—	—	—
Other	16.3	97.7	43.1	5.0	18.5	22.0	38.6	2.7
Total Deferred Tax Liabilities	$2,417.1	$2,105.5	$931.7	$522.7	$2,234.6	$1,975.0	$854.5	$498.9

Carryforwards:  The following tables provide the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO	Expiration Range
Federal Tax Credit	$8.6	$—	$—	$—	$—	—
Federal Charitable Contribution	27.8	—	—	—	—	2016 - 2019
State Tax Credit	111.1	80.5	—	—	—	2016 - 2021
State Charitable Contribution	36.5	—	—	—	—	2016 - 2020

	As of December 31, 2015
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO	Expiration Range
Federal Net Operating Loss	$15.5	$—	$—	$7.0	$1.0	2032
Federal Tax Credit	26.1	0.1	0.2	15.0	—	2031 - 2035
Federal Charitable Contribution	14.9	—	—	—	—	2016 - 2018
State Tax Credit	101.2	73.8	—	—	—	2015 - 2020
State Charitable Contribution	3.0	—	—	—	—	2015 - 2019

In 2016, the Company increased its valuation allowance reserve for state credits by $1.3 million ($1.3 million for CL&P), net of tax, to reflect an update for expired tax credits. In 2015, the Company decreased its valuation allowance reserve for state credits and state loss carryforwards by $1.3 million ($0.9 million for CL&P), net of tax, to reflect an update for expired state tax credits and loss carryforwards.

For 2016 and 2015, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $4.5 million and $3.1 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2014	$38.2	$11.4
Gross Increases - Current Year	9.3	2.7
Gross Increases - Prior Year	0.3	0.2
Lapse of Statute of Limitations	(1.6)	—
Balance as of December 31, 2014	46.2	14.3
Gross Increases - Current Year	9.9	2.6
Gross Increases - Prior Year	0.1	—
Lapse of Statute of Limitations	(8.2)	(3.4)
Balance as of December 31, 2015	48.0	13.5
Gross Increases - Current Year	9.9	3.9
Gross Increases - Prior Year	0.2	0.2
Lapse of Statute of Limitations	(9.7)	(2.3)
Balance as of December 31, 2016	$48.4	$15.3

Interest and Penalties:  Interest on uncertain tax positions is recorded and generally classified as a component of Other Interest Expense on the statements of income.  However, when resolution of uncertainties results in the Company receiving interest income, any related interest benefit is recorded in Other Income, Net on the statements of income.  No penalties have been recorded.  The amount of interest expense/(income) on uncertain tax positions recognized and the related accrued interest payable/(receivable) are as follows:

	Other Interest Expense/(Income)			Accrued Interest Expense
	For the Years Ended December 31,			As of December 31,
(Millions of Dollars)	2016	2015	2014	2016	2015
Eversource	$(0.2)	$0.1	$0.4	$1.8	$2.0

Tax Positions:  During 2016 and 2015, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, PSNH and WMECO's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2016:

Description	Tax Years
Federal	2016
Connecticut	2013 - 2016
Massachusetts	2013 - 2016
New Hampshire	2014 - 2016

Eversource estimates that during the next twelve months, differences of a non-timing nature could be resolved, resulting in a zero to $1.6 million decrease in unrecognized tax benefits by Eversource. These estimated changes are not expected to have a material impact on the earnings of Eversource. Other companies' impacts are not expected to be material.

2015 Federal Legislation:  On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provided Eversource with cash flow benefits in 2016 of approximately $275 million (including approximately $105 million for CL&P, $72 million for NSTAR Electric, $46 million for PSNH, and $25 million for WMECO) due to a refund of taxes paid in 2015 and lower tax payments in 2016 of approximately $300 million.

2015 Connecticut Legislation:  In 2015, the state of Connecticut enacted several changes to its corporate tax laws.  Among the changes, commencing as of January 1, 2015, is the reduction in the amount of tax credits that corporations can utilize against its tax liability in a year and a continuation of the corporate income tax surcharge through 2018, which effectively increases the state corporate tax rate to 9 percent for the years 2016 and 2017 and 8.25 percent for 2018.  Also, effective January 1, 2016, all Connecticut companies have a mandatory unitary tax filing requirement.

11.     COMMITMENTS AND CONTINGENCIES

A.     Environmental Matters
General:  Eversource, CL&P, NSTAR Electric, PSNH and WMECO are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment.  These laws and regulations require the removal or the remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current and former operating sites.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO have an active environmental auditing and training program and each believes it is substantially in compliance with all enacted laws and regulations.

Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated.  The approach used estimates the liability based on the most likely action plan from a variety of available remediation options, including no action required or several different remedies ranging from establishing institutional controls to full site remediation and monitoring.  These liabilities are estimated on an undiscounted basis and do not assume that the amounts are recoverable from insurance companies or other third parties.  The environmental reserves include sites at different stages of discovery and remediation and do not include any unasserted claims.

These reserve estimates are subjective in nature as they take into consideration several different remediation options at each specific site.  The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's responsibility for remediation or the extent of remediation required, recently enacted laws and regulations or changes in cost estimates due to certain economic factors. It is possible that new information or future developments could require a reassessment of the potential exposure to related environmental matters.  As this information becomes available, management will continue to assess the potential exposure and adjust the reserves accordingly.

The amounts recorded as environmental reserves are included in Other Current Liabilities and Other Long-Term Liabilities on the balance sheets and represent management's best estimate of the liability for environmental costs, and take into consideration site assessment, remediation and long-term monitoring costs.  The environmental reserves also take into account recurring costs of managing hazardous substances and pollutants, mandated expenditures to remediate contaminated sites and any other infrequent and non-recurring clean-up costs.  A reconciliation of the activity in the environmental reserves is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Balance as of January 1, 2015	$43.3	$3.8	$1.1	$5.2	$0.5
Additions	13.5	1.3	2.0	2.3	0.2
Payments/Reductions	(5.7)	(0.5)	(0.7)	(3.0)	(0.1)
Balance as of December 31, 2015	51.1	4.6	2.4	4.5	0.6
Additions	20.6	0.6	1.7	1.2	0.1
Payments/Reductions	(5.9)	(0.3)	(0.9)	(0.4)	(0.1)
Balance as of December 31, 2016	$65.8	$4.9	$3.2	$5.3	$0.6

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of December 31, 2016		As of December 31, 2015
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	61	$65.8	64	$51.1
CL&P	14	4.9	14	4.6
NSTAR Electric	13	3.2	15	2.4
PSNH	11	5.3	12	4.5
WMECO	4	0.6	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $59.0 million and $45.5 million as of December 31, 2016 and 2015, respectively, and related primarily to the natural gas business segment. The increase in the reserve balance is due to the completion of site assessments and revised estimates for certain MGP sites.

As of December 31, 2016, for 8 environmental sites (3 for CL&P, 1 for WMECO) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2016, $35.6 million (including $1.7 million for CL&P and $0.3 million for WMECO) had been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $16 million (approximately $1 million for CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2016, for 10 environmental sites (3 for CL&P ) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2016, $13.4 million (including $2.1 million for CL&P) had been accrued as a liability for these sites.  As of December 31, 2016, for the remaining 43 environmental sites (including 8 for CL&P, 13 for NSTAR Electric, 11 for PSNH, and 3 for WMECO) that are included in the Company's reserve for environmental costs, the $16.8 million accrual (including $1.1 million for CL&P, $3.2 million for NSTAR Electric, $5.3 million for PSNH, and $0.3 million for WMECO) represents management's best estimate of the probable liability and no additional loss is anticipated at this time.

CERCLA:  Of the total environmental sites, nine sites (four for NSTAR Electric and three for PSNH) are superfund sites under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and its amendments or state equivalents for which the Company has been notified that it is a potentially responsible party but for which the site assessment and remediation are not being managed by the Company.  As of December 31, 2016, a liability of $0.7 million accrued on these sites represents management's best estimate of its potential remediation costs with respect to these superfund sites.

Environmental Rate Recovery:  PSNH, NSTAR Gas and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income.  CL&P recovers a certain level of environmental costs currently in rates.  CL&P, NSTAR Electric and WMECO do not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant long-term contractual arrangements as of December 31, 2016 are as follows:

Eversource
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Supply and Stranded Cost	$115.8	$81.6	$69.4	$74.2	$58.4	$189.8	589.2
Renewable Energy	275.4	242.6	240.9	238.8	218.9	1,864.1	3,080.7
Peaker CfDs	42.3	21.5	21.7	31.1	27.6	54.2	198.4
Natural Gas Procurement	197.0	185.5	142.3	115.0	104.9	190.2	934.9
Coal, Wood and Other	15.5	3.9	1.9	1.9	1.9	11.3	36.4
Transmission Support Commitments	21.8	22.0	22.2	22.2	22.2	22.2	132.6
Total	$667.8	$557.1	$498.4	$483.2	$433.9	$2,331.8	$4,972.2

CL&P
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Supply and Stranded Cost	$93.4	$58.7	$56.6	$68.8	$53.0	$162.3	$492.8
Renewable Energy	77.9	80.4	80.3	80.3	80.6	684.4	1,083.9
Peaker CfDs	42.3	21.5	21.7	31.1	27.6	54.2	198.4
Transmission Support Commitments	8.6	8.7	8.8	8.8	8.8	8.8	52.5
Total	$222.2	$169.3	$167.4	$189.0	$170.0	$909.7	$1,827.6

NSTAR Electric
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Supply and Stranded Cost	$4.8	$5.5	$5.5	$3.1	$3.1	$25.0	$47.0
Renewable Energy	116.8	80.4	78.5	76.6	72.1	416.7	841.1
Transmission Support Commitments	6.8	6.8	6.9	6.9	6.9	6.9	41.2
Total	$128.4	$92.7	$90.9	$86.6	$82.1	$448.6	$929.3

PSNH
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Supply and Stranded Cost	$17.6	$17.4	$7.3	$2.3	$2.3	$2.5	$49.4
Renewable Energy	65.2	66.1	66.3	65.9	50.1	601.9	915.5
Coal, Wood and Other	15.5	3.9	1.9	1.9	1.9	11.3	36.4
Transmission Support Commitments	4.6	4.7	4.7	4.7	4.7	4.7	28.1
Total	$102.9	$92.1	$80.2	$74.8	$59.0	$620.4	$1,029.4

WMECO
(Millions of Dollars)	2017	2018	2019	2020	2021	Thereafter	Total
Renewable Energy	$15.5	$15.7	$15.8	$16.0	$16.1	$161.1	$240.2
Transmission Support Commitments	1.8	1.8	1.8	1.8	1.8	1.8	10.8
Total	$17.3	$17.5	$17.6	$17.8	$17.9	$162.9	$251.0

Supply and Stranded Cost:  CL&P, NSTAR Electric and PSNH have various IPP contracts or purchase obligations for electricity, including payment obligations resulting from the buydown of electricity purchase contracts.  Such contracts extend through 2024 for CL&P, 2031 for NSTAR Electric and 2023 for PSNH.

In addition, CL&P, along with UI, has four capacity CfDs for a total of approximately 787 MW of capacity consisting of three generation units and one demand response project.  The capacity CfDs extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set contractual capacity price and the capacity market prices received by the generation facilities in the ISO-NE capacity markets.  CL&P has a sharing agreement with UI, whereby UI shares 20 percent of the costs and benefits of these contracts.  CL&P's portion of the costs and benefits of these contracts will be paid by or refunded to CL&P's customers.

The contractual obligations table above does not include CL&P's, NSTAR Electric's or WMECO's default service contracts, the amounts of which vary with customers' energy needs.  The contractual obligations table also does not include PSNH's short-term power supply management.

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric, PSNH, and WMECO for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2037 for CL&P, 2031 for NSTAR Electric, 2033 for PSNH and 2031 for WMECO.

The contractual obligations table above does not include long-term commitments signed by CL&P, NSTAR Electric and WMECO, as required by the PURA and DPU, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities.

Peaker CfDs:  In 2008, CL&P entered into three CfDs with developers of peaking generation units approved by PURA (Peaker CfDs).  These units have a total of approximately 500 MW of peaking capacity.  As directed by PURA, CL&P and UI have entered into a sharing agreement, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits of these CfDs.  The Peaker CfDs pay the generation facility owner the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years.  The ultimate cost or benefit to CL&P under these contracts will depend on the costs of plant operation and the prices that the projects receive for capacity and other products in the ISO-NE markets.  CL&P's portion of the amounts paid or received under the Peaker CfDs will be recoverable from or refunded to CL&P's customers.

Natural Gas Procurement:  In the normal course of business, Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies.  These contracts extend through 2031.

Coal, Wood and Other:  PSNH has entered into various arrangements for the purchase of coal, wood and the transportation services for fuel supply for its electric generating assets.  Also included in the contractual obligations table above is a contract for capacity on the Portland Natural Gas Transmission System (PNGTS) pipeline that extends through 2018.  The costs of this contract of $2.0 million are not recoverable from customers.

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

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	2014
Supply and Stranded Cost	$152.5	$147.6	$99.2
Renewable Energy	210.9	144.3	114.4
Peaker CfDs	47.7	42.7	18.1
Natural Gas Procurement	323.9	428.6	482.5
Coal, Wood and Other	55.7	95.9	120.5
Transmission Support Commitments	15.9	25.3	25.0

	For the Years Ended December 31,
	2016				2015				2014
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Supply and Stranded Cost	$132.7	$0.7	$19.1	$—	$120.3	$6.5	$20.8	$—	$63.0	$7.0	$26.0	$3.2
Renewable Energy	42.1	93.6	67.7	7.5	20.0	86.7	37.2	0.4	0.7	87.4	26.3	—
Peaker CfDs	47.7	—	—	—	42.7	—	—	—	18.1	—	—	—
Coal, Wood and Other	—	—	55.7	—	—	—	95.9	—	—	—	120.5	—
Transmission Support Commitments	6.3	4.9	3.4	1.3	10.0	7.8	5.4	2.1	9.9	7.7	5.3	2.1

C.     Spent Nuclear Fuel Obligations - Yankee Companies
CL&P, NSTAR Electric, PSNH and WMECO have plant closure and fuel storage cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear facilities and are now engaged in the long-term storage of their spent fuel. The Yankee Companies collect these costs through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric, PSNH and WMECO.  These companies in turn recover these costs from their customers through state regulatory commission-approved retail rates.  The Yankee Companies have collected or are currently collecting amounts that management believes are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants.  Management believes CL&P, NSTAR Electric and WMECO will recover their shares of these obligations from their customers.  PSNH has recovered its total share of these costs from its customers.

Spent Nuclear Fuel Litigation:
The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to provide for a permanent facility to store spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE.  The court had previously awarded the Yankee Companies damages for Phase I and Phase II of litigation resulting from the DOE's failure to meet its contractual obligations.  Phase I covered damages incurred in the years 1998 through 2002 and Phase II covered damages incurred in the years 2001 through 2008 for CYAPC and YAEC and from 2002 through 2008 for MYAPC.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012 ("DOE Phase III").  The DOE Phase III trial concluded on July 1, 2015, followed by a post-trial briefing that concluded on October 14, 2015.  On March 25, 2016, the court issued its decision and awarded CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought in DOE Phase III. The decision became final on July 18, 2016, and the Yankee Companies received the awards from the DOE on October 14, 2016.  The Yankee Companies received FERC approval of their proposed distribution of certain amounts of the awarded damages proceeds to member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, which CYAPC and MYAPC made in December 2016. MYAPC also refunded $56.5 million from its spent nuclear fuel trust, a portion of which was also refunded to the Eversource utility subsidiaries. In total, Eversource received $26.1 million, of which CL&P, NSTAR Electric, PSNH and WMECO received $13.6 million, $5.0 million, $3.9 million, and $3.6 million, respectively. These amounts will be refunded to the customers of the respective Eversource utility subsidiaries.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees.

Eversource parent issued a declining balance guaranty on behalf of Eversource Gas Transmission LLC, a wholly-owned subsidiary, to guarantee the payment of the subsidiary's capital contributions for its investment in the Access Northeast project. The guaranty will not exceed $206 million and decreases as capital contributions are made.  The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations. Eversource parent has also entered into a guaranty on behalf of NPT under which Eversource parent would guarantee NPT's obligations under a letter of credit facility with a financial institution that NPT may request in an aggregate amount of up to approximately $14 million.

Eversource parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of December 31, 2016:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty	$185.4	2021
Various	Surety Bonds (1)	$38.2	2017 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$9.2	2019 - 2024

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

E.    FERC ROE Complaints
Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants").  In the first three complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint periods stipulated in the separate complaints.

The FERC ordered a 10.57 percent base ROE for the first complaint period and prospectively from October 16, 2014, and that a utility's total or maximum ROE for any incentive project shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  In late 2014, the NETOs made a compliance filing, and CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period.  The NETOs and Complainants have appealed the decision in the first complaint to the D.C. Circuit Court of Appeals.  A court decision is expected in 2017.

In 2015, the Company recognized a pre-tax charge to earnings (excluding interest) of $20.0 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.  In 2014, the net aggregate pre-tax charge to earnings (excluding interest) totaled $37.0 million, of which $20.7 million was recorded at CL&P, $7.9 million at NSTAR Electric, $2.8 million at PSNH and $5.6 million at WMECO.  The pre-tax charges were recorded as a regulatory liability and as a reduction to Operating Revenues.

For the second and third complaints, the state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced to an amount lower than 11.14 percent.  FERC's determination to set these cases for hearing was appealed to the D.C. Circuit Court of Appeals, and is being held in abeyance pending a final FERC order. On March 22, 2016, the FERC ALJ issued an initial decision on the second and third complaints.  For the second complaint period, the FERC ALJ recommended a zone of reasonableness of 7.12 percent to 10.42 percent and a base ROE of 9.59 percent.  For the third complaint period, the FERC ALJ recommended a zone of reasonableness of 7.04 percent to 12.19 percent and a base ROE of 10.90 percent.  The FERC ALJ also found that the maximum ROE for transmission incentive projects should be the top of the zone of reasonableness.  The parties filed briefs on April 21, 2016 and May 11, 2016, in which they requested changes to the FERC ALJ's recommendations.  The final FERC order will determine both the base ROE and the maximum ROE for transmission incentive projects for the two complaint periods.

The Company believes that the range of potential loss for the second complaint period (the 15-month period beginning December 27, 2012) is from a base ROE of 10.57 percent to a base ROE of 9.59 percent.  As the FERC ALJ initial decision on the third complaint recommended a base ROE of 10.90 percent, the Company concluded there is currently no range of potential loss for that complaint period (the 15-month period beginning July 31, 2014).  Given the differences between the recommended base ROEs in the FERC ALJ's initial decision on the second and third complaints, as well as other factors, the Company is unable to predict the outcome of the final FERC order on these two complaints.  The Company does not believe any base ROE outcome within the 10.57 percent to 9.59 percent range is more likely than the base ROEs used to record the current revenues and reserves, and therefore the Company believes that the current reserves for the second complaint period are appropriate at this time.

The impact of a 10 basis point change to a base ROE of 10.57 percent would affect Eversource's after-tax earnings by approximately $3 million for each of the historic 15-month second and third complaint periods.  If the Company adjusted its reserves based on the recommendations in the FERC ALJ initial decision (for both the base ROE and maximum ROE for transmission incentive projects), then it would result in an after-tax loss of approximately $34 million for the second complaint and an after-tax gain of approximately $8 million for the third complaint.

For the fourth complaint, filed April 29, 2016 and covering a 15-month period through July 30, 2017, certain municipal utilities claimed the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable.  The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint.  On September 20, 2016, the FERC issued an order establishing hearing and settlement judge procedures. The case has been set for trial proceedings concurrently with settlement proceedings. On February 1, 2017, the Complainants' filed their direct testimony. The NETO's answering testimony is due March 23, 2017. Trial is scheduled for August 2017, and a FERC ALJ initial decision could be received late in 2017. A final FERC order will determine both the base ROE and the maximum ROE for transmission incentive projects for the fourth complaint period and prospectively from the date the final FERC order is issued. Management cannot at this time predict the ultimate outcome of this proceeding or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

F.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleges that the Defendants failed to comply with certain permitting requirements relating to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action seeks an order to force HEEC to comply with cable depth requirements in the U.S. Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also seeks civil penalties and other costs.  Management believes there are valid defenses to the claims and is defending NSTAR Electric and HEEC vigorously. Concurrently, NSTAR Electric and HEEC are seeking to work collaboratively with all parties for a mutually beneficial resolution.  At this time, management is unable to predict the outcome of this action or the impact on Eversource's and NSTAR Electric's financial position, results of operations, or cash flows.

G.     Litigation and Legal Proceedings
Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, are involved in legal, tax and regulatory proceedings regarding matters arising in the ordinary course of business, which involve management's assessment to determine the probability of whether a loss will occur and, if probable, its best estimate of probable loss.  The Company records and discloses losses when these losses are probable and reasonably estimable, and discloses matters when losses are probable but not estimable or when losses are reasonably possible.  Legal costs related to the defense of loss contingencies are expensed as incurred.

12.    PSNH GENERATION ASSET SALE

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the "Agreement") with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016. As part of the Agreement, PSNH agreed to forego recovery of $25 million of the equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and a final plan and auction process was approved by the NHPUC in November 2016.  In December 2016, certain intervenors asked the NHPUC to reconsider certain aspects of its divestiture plan; the NHPUC rejected that request on December 23, 2016. On January 10, 2017, these intervenors appealed the NHPUC's decision to the New Hampshire Supreme Court, alleging procedural deficiencies, and complaining that the auction schedule and process were unreasonable. PSNH and the New Hampshire Attorney General's office acting on behalf of the NHPUC requested the court to reject this appeal. On February 10, 2017, the New Hampshire Supreme Court issued an order declining to accept the appeal.

Management continues to believe the assets will be sold by the end of 2017.

The sales price of the generation assets could be less than the carrying value, but the Company believes that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

As of December 31, 2016, PSNH's generation assets were as follows:

(Millions of Dollars)
Gross Plant	$1,192.1
Accumulated Depreciation	(556.0)
Net Plant	636.1
Fuel	99.9
Materials and Supplies	42.7
Emission Allowances	19.9
Total Generation Assets	$798.6

As of December 31, 2016, current and long-term liabilities associated with PSNH's generation assets included Accounts Payable of $40.5 million, Other Current Liabilities of $16.1 million, AROs of $20 million, and Accrued Pension, SERP and PBOP of $24.3 million.

13.     LEASES

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, has entered into lease agreements, some of which are capital leases, for the use of data processing and office equipment, vehicles, service centers, and office space.  In addition, CL&P, NSTAR Electric, PSNH and WMECO incur costs associated with leases entered into by other Eversource subsidiaries, which include Eversource Service and Rocky River Realty Company, and are included below in their respective operating lease rental expenses and future minimum rental payments.  These intercompany lease amounts are eliminated on an Eversource consolidated basis.  The provisions of the Eversource, CL&P, NSTAR Electric, PSNH, and WMECO lease agreements generally contain renewal options.  Certain lease agreements contain payments impacted by the commercial paper rate plus a credit spread or the consumer price index.

Operating lease rental payments charged to expense are as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2016	$12.1	$12.5	$9.3	$2.9	$2.1
2015	12.1	12.5	9.6	2.8	2.2
2014	14.3	6.0	7.8	1.5	1.2

Future minimum rental payments, excluding executory costs, such as property taxes, state use taxes, insurance, and maintenance, under long-term noncancelable leases, as of December 31, 2016 are as follows:

Operating Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2017	$14.1	$2.0	$9.0	$0.9	$0.5
2018	10.6	1.3	7.0	0.6	0.3
2019	8.7	1.0	5.8	0.5	0.3
2020	7.0	0.7	4.8	0.4	0.2
2021	6.0	0.6	4.2	0.3	0.2
Thereafter	10.4	1.4	6.7	0.8	0.4
Future minimum lease payments	$56.8	$7.0	$37.5	$3.5	$1.9

Capital Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2017	$2.3	$1.9	$0.2	$0.2
2018	2.3	2.0	0.2	0.1
2019	2.2	2.0	0.2	—
2020	2.2	2.0	0.2	—
2021	1.7	1.4	0.3	—
Thereafter	1.1	—	1.1	—
Future minimum lease payments	11.8	9.3	2.2	0.3
Less amount representing interest	2.9	2.5	0.4	—
Present value of future minimum lease payments	$8.9	$6.8	$1.8	$0.3

CL&P entered into certain contracts for the purchase of energy that qualify as leases.  These contracts do not have minimum lease payments and therefore are not included in the tables above.  However, such contracts have been included in the contractual obligations table in Note 11B, "Commitments and Contingencies - Long-Term Contractual Arrangements," to the financial statements.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Preferred Stock and Long-Term Debt:  The fair value of CL&P's and NSTAR Electric's preferred stock is based upon pricing models that incorporate interest rates and other market factors, valuations or trades of similar securities and cash flow projections.  The fair value of long-term debt securities is based upon pricing models that incorporate quoted market prices for those issues or similar issues adjusted for market conditions, credit ratings of the respective companies and treasury benchmark yields.  The fair values provided in the tables below are classified as Level 2 within the fair value hierarchy.  Carrying amounts and estimated fair values are as follows:

	As of December 31,
	2016		2015
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$158.3	$155.6	$157.9
Long-Term Debt	9,603.2	9,980.5	9,034.5	9,425.9

	CL&P		NSTAR Electric		PSNH		WMECO
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.7	$43.0	$43.6	$—	$—	$—	$—
Long-Term Debt	2,766.0	3,049.6	2,078.1	2,201.6	1,072.0	1,109.7	566.5	589.0

As of December 31, 2015:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.9	$43.0	$43.0	$—	$—	$—	$—
Long-Term Debt	2,763.7	3,031.6	2,029.8	2,182.4	1,071.0	1,121.2	517.3	551.8

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1H, "Summary of Significant Accounting Policies – Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(10.3)	$(1.9)	$(54.6)	$(66.8)	$(12.4)	$0.7	$(62.3)	$(74.0)

OCI Before Reclassifications	—	2.3	(6.8)	(4.5)	—	(2.6)	3.5	0.9
Amounts Reclassified from AOCL	2.1	—	3.9	6.0	2.1	—	4.2	6.3
Net OCI	2.1	2.3	(2.9)	1.5	2.1	(2.6)	7.7	7.2
Balance as of December 31st	$(8.2)	$0.4	$(57.5)	$(65.3)	$(10.3)	$(1.9)	$(54.6)	$(66.8)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years. The settlement amount was recorded in AOCL and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCL into Interest Expense over the remaining life of the associated long-term debt.  Such interest rate swaps are not material to their respective financial statements.

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses and prior service costs that arose during the year and were recognized in AOCL.  The related tax effects recognized in AOCL were net deferred tax assets of $4.0 million and $22.3 million in 2016 and 2014, respectively, and were net deferred tax liabilities of $2.0 million in 2015. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCL into Operations and Maintenance expense over the average future employee service period, and are reflected in amounts reclassified from AOCL.

The following table sets forth the amounts reclassified from AOCL by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCL
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2016	2015	2014
Qualified Cash Flow Hedging Instruments	$(3.5)	$(3.5)	$(3.4)	Interest Expense
Tax Effect	1.4	1.4	1.4	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(2.1)	$(2.1)	$(2.0)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(5.6)	$(6.6)	$(6.2)	Operations and Maintenance Expense (1)
Amortization of Prior Service Cost	(0.8)	(0.2)	(0.2)	Operations and Maintenance Expense (1)
Total Defined Benefit Plan Costs	(6.4)	(6.8)	(6.4)
Tax Effect	2.5	2.6	2.5	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(3.9)	$(4.2)	$(3.9)
Total Amounts Reclassified from AOCL, Net of Tax	$(6.0)	$(6.3)	$(5.9)

(1)
These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 9A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pensions," for further information.

As of December 31, 2016, it is estimated that a pre-tax amount of $3.4 million (including $0.6 million for CL&P, $2 million for PSNH and $0.7 million for WMECO) will be reclassified from AOCL as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.  In addition, it is estimated that a pre-tax amount of $6.6 million will be reclassified from AOCL as a decrease to Net Income over the next 12 months as a result of the amortization of Pension, SERP and PBOP costs.

16.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreement.

CL&P, NSTAR Electric, PSNH and WMECO are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account." Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric, PSNH and WMECO, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes. In addition, certain state statutes may impose additional limitations on such companies and on Yankee Gas and NSTAR Gas. Such state law restrictions do not restrict the payment of dividends from retained earnings or net income. Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, WMECO, Yankee Gas and NSTAR Gas, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2016, all companies were in compliance with such covenant. The Retained Earnings balances subject to these restrictions were $3.2 billion for Eversource, $1.3 billion for CL&P, $1.6 billion for NSTAR Electric, $549.3 million for PSNH and $218.2 million for WMECO as of December 31, 2016. Eversource, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas were in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2016.  PSNH is further required to reserve an additional amount under its FERC hydroelectric license conditions. As of December 31, 2016, $13.8 million of PSNH's Retained Earnings was subject to restriction under its FERC hydroelectric license conditions and PSNH was in compliance with this provision.

17.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued, as well as the respective per share par values:

		Shares
	Par Value	Authorized as of December 31, 2016 and 2015	Issued as of December 31,
			2016	2015
Eversource	$5	380,000,000	333,878,402	333,862,615
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of December 31, 2016 and 2015, there were 16,992,594 and 16,671,366 Eversource common shares held as treasury shares, respectively.  As of December 31, 2016 and 2015, Eversource common shares outstanding were 316,885,808 and 317,191,249, respectively.

In 2016 and 2015, the Company repurchased 321,228 and 532,521 Eversource common shares, respectively, at a share price of $52.56 and $47.94, respectively.  Such shares are included in Treasury Stock on the consolidated balance sheets at their weighted average original average cost of $24.26 and $26.02 per share, respectively.

18.     PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The CL&P and NSTAR Electric preferred stock is not subject to mandatory redemption and is presented as a noncontrolling interest of a subsidiary in Eversource's financial statements.

CL&P is authorized to issue up to 9,000,000 shares of preferred stock, par value $50 per share, and NSTAR Electric is authorized to issue 2,890,000 shares of preferred stock, par value $100 per share. Holders of preferred stock of CL&P and NSTAR Electric are entitled to receive cumulative dividends in preference to any payment of dividends on the common stock. Upon liquidation, holders of preferred stock of CL&P and NSTAR Electric are entitled to receive a liquidation preference before any distribution to holders of common stock in an amount equal to the par value of the preferred stock plus accrued and unpaid dividends. If the net assets were to be insufficient to pay the liquidation preference in full, then the net assets would be distributed ratably to all holders of preferred stock. The preferred stock of CL&P and NSTAR Electric is subject to optional redemption by the CL&P and NSTAR Electric Board of Directors at any time.

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31, 2016 and 2015	As of December 31,
Series				2016	2015
CL&P
$1.90	Series of 1947	$52.50	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	10.0	10.0
Total CL&P			2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	25.0	25.0
Total NSTAR Electric			430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR				(3.6)	(3.6)
Total Eversource - Preferred Stock of Subsidiaries				$155.6	$155.6

19.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2016, 2015 and 2014.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2016 and 2015.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2016, 2015 and 2014, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

20.     EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards and unexercised stock options is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the year ended December 31, 2016, there were no antidilutive share awards excluded from the diluted EPS computation. For the years ended December 31, 2015 and 2014, there were 1,474 and 3,643 antidilutive share awards excluded from the computation of diluted EPS, respectively.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2016	2015	2014
Net Income Attributable to Common Shareholders	$942.3	$878.5	$819.5
Weighted Average Common Shares Outstanding:
Basic	317,650,180	317,336,881	316,136,748
Dilutive Effect	804,059	1,095,806	1,280,666
Diluted	318,454,239	318,432,687	317,417,414
Basic EPS	$2.97	$2.77	$2.59
Diluted EPS	$2.96	$2.76	$2.58

21.     SEGMENT INFORMATION

Presentation:  Eversource is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of Eversource's equity method investments and 5) the results of other unregulated subsidiaries, which are not part of its core business.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  Each of Eversource's subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, has one reportable segment.  Eversource's operating segments and reporting units are consistent with its reportable business segments.

The Electric Transmission segment includes a reduction to Operations and Maintenance expense of $27.5 million in 2016 for costs incurred in previous years that will be recovered in transmission rates over the period June 1, 2016 through May 31, 2017. These costs were associated with the merger of Northeast Utilities and NSTAR.

Eversource's segment information is as follows:

	For the Year Ended December 31, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$5,594.3	$857.7	$1,210.0	$870.4	$(893.3)	$7,639.1
Depreciation and Amortization	(504.7)	(65.3)	(185.8)	(33.5)	2.2	(787.1)
Other Operating Expenses	(4,155.1)	(628.9)	(321.8)	(778.1)	891.8	(4,992.1)
Operating Income	934.5	163.5	702.4	58.8	0.7	1,859.9
Interest Expense	(193.1)	(41.3)	(110.0)	(63.5)	6.9	(401.0)
Interest Income	10.0	0.1	1.2	7.0	(7.3)	11.0
Other Income, Net	4.8	0.6	18.3	1,020.1	(1,008.9)	34.9
Income Tax (Expense)/Benefit	(288.8)	(45.2)	(238.2)	16.5	0.7	(555.0)
Net Income	467.4	77.7	373.7	1,038.9	(1,007.9)	949.8
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	(7.5)
Net Income Attributable to Common Shareholders	$462.8	$77.7	$370.8	$1,038.9	$(1,007.9)	$942.3
Total Assets (as of)	$18,367.5	$3,303.8	$8,751.5	$14,493.1	$(12,862.7)	$32,053.2
Cash Flows Used for Investments in Plant	$812.6	$255.3	$801.0	$108.0	$—	$1,976.9

	For the Year Ended December 31, 2015
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$5,903.6	$995.5	$1,069.1	$863.6	$(877.0)	$7,954.8
Depreciation and Amortization	(425.2)	(70.5)	(165.6)	(29.0)	2.1	(688.2)
Other Operating Expenses	(4,470.2)	(776.7)	(314.9)	(817.9)	877.3	(5,502.4)
Operating Income	1,008.2	148.3	588.6	16.7	2.4	1,764.2
Interest Expense	(186.3)	(36.9)	(105.8)	(48.0)	4.6	(372.4)
Interest Income	5.7	0.1	1.6	4.4	(5.1)	6.7
Other Income, Net	7.2	0.8	14.5	977.8	(972.8)	27.5
Income Tax (Expense)/Benefit	(322.8)	(40.1)	(191.6)	14.5	—	(540.0)
Net Income	512.0	72.2	307.3	965.4	(970.9)	886.0
Net Income Attributable to Noncontrolling Interests	(4.7)	—	(2.8)	—	—	(7.5)
Net Income Attributable to Common Shareholders	$507.3	$72.2	$304.5	$965.4	$(970.9)	$878.5
Total Assets (as of)	$17,981.3	$3,104.5	$8,019.3	$13,256.7	$(11,781.5)	$30,580.3
Cash Flows Used for Investments in Plant	$718.9	$182.2	$749.1	$73.9	$—	$1,724.1

	For the Year Ended December 31, 2014
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$5,663.4	$1,007.3	$1,018.2	$790.9	$(737.9)	$7,741.9
Depreciation and Amortization	(384.6)	(68.1)	(150.5)	(42.1)	19.9	(625.4)
Other Operating Expenses	(4,366.2)	(786.7)	(302.1)	(748.0)	719.3	(5,483.7)
Operating Income	912.6	152.5	565.6	0.8	1.3	1,632.8
Interest Expense	(191.6)	(34.0)	(104.1)	(36.6)	4.2	(362.1)
Interest Income	5.1	—	0.9	3.6	(3.6)	6.0
Other Income, Net	10.7	0.2	10.3	916.0	(918.6)	18.6
Income Tax (Expense)/Benefit	(269.7)	(46.4)	(174.5)	22.3	—	(468.3)
Net Income	467.1	72.3	298.2	906.1	(916.7)	827.0
Net Income Attributable to Noncontrolling Interests	(4.7)	—	(2.8)	—	—	(7.5)
Net Income Attributable to Common Shareholders	$462.4	$72.3	$295.4	$906.1	$(916.7)	$819.5
Cash Flows Used for Investments in Plant	$645.2	$176.7	$731.6	$50.2	$—	$1,603.7

22.     GOODWILL

Eversource recorded approximately $3.2 billion of goodwill in connection with the 2012 merger with NSTAR and $0.3 billion of goodwill related to the acquisition of the parent of Yankee Gas in 2000.

Goodwill is not subject to amortization, however is subject to a fair value based assessment for impairment at least annually and whenever facts or circumstances indicate that there may be an impairment.  A resulting write-down, if any, would be charged to Operating Expenses.  Eversource's reporting units for the purpose of testing goodwill for impairment are Electric Distribution, Electric Transmission and Natural Gas Distribution. These reporting units are consistent with the operating segments underlying the reportable segments identified in Note 21, "Segment Information," to the financial statements.

The annual goodwill assessment included an evaluation of the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, long-term strategy, growth and future projections, as well as macroeconomic, industry and market conditions.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2016 and determined that no impairment existed. There were no events subsequent to October 1, 2016 that indicated impairment of goodwill.

There were no changes to the goodwill balance or the allocation of goodwill as of December 31, 2016 or 2015.  The following table presents goodwill by reportable segment:

	As of December 31, 2016 and 2015
(Billions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Total
Goodwill	$2.5	$0.6	$0.4	$3.5

23.     VARIABLE INTEREST ENTITIES

The Company's variable interests outside of the consolidated group include contracts that are required by regulation and provide for regulatory recovery of contract costs and benefits through customer rates.  Eversource, CL&P and NSTAR Electric hold variable interests in variable interest entities (VIEs) through agreements with certain entities that own single renewable energy or peaking generation power plants, with other independent power producers and with transmission businesses.  Eversource, CL&P and NSTAR Electric do not control the activities that are economically significant to these VIEs or provide financial or other support to these VIEs.  Therefore, Eversource, CL&P and NSTAR Electric do not consolidate these VIEs.

24.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Eversource (Millions of Dollars, except per share information)	2016				2015
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Operating Revenues	$2,055.6	$1,767.2	$2,039.7	$1,776.6	$2,513.4	$1,817.1	$1,933.1	$1,691.2
Operating Income	488.5	423.4	509.9	438.1	497.5	412.0	469.2	385.5
Net Income	246.0	205.5	267.2	231.1	255.1	209.4	237.8	183.7
Net Income Attributable to Common Shareholders	244.2	203.6	265.3	229.2	253.3	207.5	235.9	181.8
Basic EPS (1)	$0.77	$0.64	$0.83	$0.72	$0.80	$0.65	$0.74	$0.57
Diluted EPS (1)	$0.77	$0.64	$0.83	$0.72	$0.80	$0.65	$0.74	$0.57

(1)	The summation of quarterly EPS data may not equal annual data due to rounding.

	Quarter Ended
	2016				2015
(Millions of Dollars)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
CL&P
Operating Revenues	$735.3	$679.8	$760.0	$630.9	$804.9	$666.6	$704.3	$626.9
Operating Income	171.5	162.1	176.1	163.5	141.8	154.0	161.1	154.2
Net Income	87.0	82.9	86.6	77.8	69.2	78.8	80.2	71.2
NSTAR Electric
Operating Revenues	$614.2	$591.3	$780.5	$571.9	$766.8	$617.2	$750.7	$546.6
Operating Income	109.8	130.5	208.7	104.8	159.5	151.4	214.2	117.7
Net Income	54.5	68.2	117.2	52.8	83.6	82.0	118.6	60.3
PSNH
Operating Revenues	$242.3	$218.5	$266.9	$231.8	$284.8	$241.9	$234.4	$211.1
Operating Income	70.7	63.1	74.7	54.6	63.2	54.1	63.6	49.3
Net Income	36.1	31.3	38.5	26.1	32.0	27.9	32.5	22.0
WMECO
Operating Revenues	$128.1	$116.4	$124.0	$115.7	$152.9	$125.2	$125.1	$114.9
Operating Income	33.1	29.2	32.1	26.0	28.6	28.9	30.0	28.0
Net Income	16.8	13.3	16.0	12.0	13.2	14.2	15.0	14.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events that would be described in response to this item have occurred with respect to Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

Item 9A.    Controls and Procedures

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, is responsible for the preparation, integrity, and fair presentation of the accompanying Consolidated Financial Statements and other sections of this combined Annual Report on Form 10-K.  Eversource's internal controls over financial reporting were audited by Deloitte & Touche LLP.

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric, PSNH and WMECO were effective as of December 31, 2016.

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2016 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2016, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2016.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 22, 2017, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned "Election of Trustees," "Governance of Eversource Energy" and the related subsections, "Selection of Trustees," and "Section 16(a) Beneficial Ownership Reporting Compliance" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2017.

Eversource Energy and CL&P

Each member of CL&P's Board of Directors is an employee of Eversource Energy Service Company.  Directors are elected annually to serve for one year until their successors are elected and qualified.

Set forth below is certain information concerning CL&P's Directors and Eversource Energy's and CL&P's executive officers:

Name	Age	Title
James J. Judge	61
President and Chief Executive Officer and a Trustee of Eversource Energy; Chairman, President and Chief Executive Officer and a Director of Eversource Service; and Chairman and a Director of the Regulated companies, including CL&P

Philip J. Lembo	61
Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy; Executive Vice President, Chief Financial Officer and Treasurer and a Director of Eversource Service and the Regulated companies, including CL&P

Gregory B. Butler	59	Executive Vice President and General Counsel of Eversource Energy; Executive Vice President and General Counsel and a Director of Eversource Service and the Regulated companies, including CL&P
Christine M. Carmody [1]	54	Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service
Joseph R. Nolan, Jr. [1]	53	Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service
Leon J. Olivier	69	Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy and Eversource Service
Werner J. Schweiger	57
Executive Vice President and Chief Operating Officer of Eversource Energy; Executive Vice President and Chief Operating Officer and a Director of Eversource Service; and Chief Executive Officer and a Director of the Regulated companies, including CL&P

Jay S. Buth	47	Vice President, Controller and Chief Accounting Officer of Eversource Energy, Eversource Service and the Regulated companies, including CL&P

1    Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

James J. Judge.  Mr. Judge has served as President and Chief Executive Officer and a Trustee of Eversource Energy and as Chairman of CL&P, NSTAR Electric, PSNH and WMECO since May 4, 2016; as Chairman, President and Chief Executive Officer of Eversource Service and Chairman of NSTAR Gas and Yankee Gas since May 9, 2016; and as a Director of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service since April 10, 2012, and of NSTAR Electric and NSTAR Gas since September 27, 1999. Mr. Judge previously served as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from April 10, 2012 until May 4, 2016, and of NSTAR Gas, Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. He was Senior Vice President and Chief Financial Officer of NSTAR, NSTAR Electric and NSTAR Gas from 1999 until April 10, 2012.  Mr. Judge has served as Chairman of the Board of Eversource Energy Foundation, Inc. since May 9, 2016 and as a Director since April 10, 2012.  He was Treasurer of Eversource Energy Foundation, Inc. from April 10, 2012 to May 9, 2016. He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Philip J. Lembo. Mr. Lembo has served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service since August 8, 2016; as a Director of CL&P, NSTAR Electric, PSNH and WMECO since May 4, 2016, and of NSTAR Gas, Yankee Gas and Eversource Service since May 9, 2016. Mr. Lembo previously served as Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from May 4, 2016 until August 8, 2016, and of NSTAR Gas, Yankee Gas and Eversource Service from May 9, 2016 until August 8, 2016. He was Vice President and Treasurer of Eversource Energy, CL&P, PSNH and WMECO from April 10, 2012 until May 4, 2016, and of Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. Mr. Lembo was Vice President and Treasurer of NSTAR Electric from March 29, 2006 until May 4, 2016, of NSTAR Gas from March 29, 2006 until May 9, 2016, and of NSTAR from March 29, 2006 until April 10, 2012. Mr. Lembo has served as a Director and as Treasurer of Eversource Energy Foundation, Inc. since May 9, 2016. He has served as a Trustee of the NSTAR Foundation since May 9, 2016.

Gregory B. Butler.  Mr. Butler has served as Executive Vice President and General Counsel of Eversource Energy, CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service since August 8, 2016; as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012, of Eversource Service since November 27, 2012, and of CL&P, PSNH, WMECO and Yankee Gas since April 22, 2009.  Mr. Butler previously served as Senior Vice President and General Counsel of Eversource Energy from May 1, 2014 until August 8, 2016, of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 8, 2016, and of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from March 9, 2006 until August 8, 2016. He was Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014; and Senior Vice President and General Counsel of Eversource Energy from December 1, 2005 until April 10, 2012.  Mr. Butler has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service since August 8, 2016, and as a Director of Eversource Service since November 27, 2012. Ms. Carmody previously served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016, of Eversource Service from April 10, 2012 until August 8, 2016, of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014, and of NSTAR Electric and NSTAR Gas from August 1, 2008 until September 29, 2014. She was a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014, and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  Ms. Carmody was Vice President-Organizational Effectiveness of NSTAR, NSTAR Electric and NSTAR Gas from June 2006 until August 2008. Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service since August 8, 2016, and as a Director of Eversource Service since November 27, 2012. Mr. Nolan previously served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016, of Eversource Service from April 10, 2012 until August 8, 2016, of NSTAR Electric and NSTAR Gas from April 10, 2012 until September 29, 2014, and of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014. Mr. Nolan was a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014, and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  He was Senior Vice President-Customer & Corporate Relations of NSTAR, NSTAR Electric and NSTAR Gas from 2006 until April 10, 2012.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014 and of Eversource Service since August 11, 2014, and as a Director of Eversource Service since January 17, 2005. Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy from May 13, 2008 until September 2, 2014, and of Eversource Service from May 13, 2008 until August 11, 2008. He was Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014, of CL&P, PSNH, WMECO and Yankee Gas from January 15, 2007 until August 11, 2014, and of CL&P from September 10, 2001 until September 29, 2014. He was a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014, of PSNH, WMECO and Yankee Gas from January 17, 2005 until September 29, 2014, and of CL&P from September 10, 2001 until September 29, 2014.   Mr. Olivier was Executive Vice President-Operations of Eversource Energy from February 13, 2007 until May 12, 2008, and of Eversource Service from January 15, 2007 until May 12, 2008.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014, and of Eversource Service since August 11, 2014; as Chief Executive Officer of CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas and Yankee Gas since August 11, 2014; as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014, and of CL&P, NSTAR Electric, PSNH and WMECO since May 28, 2013.  He was President of CL&P from June 2, 2015 until June 27, 2016; President of NSTAR Gas and Yankee Gas from September 29, 2014 until November 10, 2014; and President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014. Mr. Schweiger was President of NSTAR Electric from April 10, 2012 until January 16, 2013; and a Director of NSTAR Electric from November 27, 2012 until January 16, 2013.  He was Senior Vice President-Operations of NSTAR Electric and NSTAR Gas from February 27, 2002 until April 10, 2012.  Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service since April 10, 2012.  Mr. Buth previously served as Vice President-Accounting and Controller of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from June 9, 2009 until April 10, 2012.  Mr. Buth was Vice President and Controller for New Jersey Resources Corporation, an energy services holding company that provides natural gas and wholesale energy services, including transportation, distribution and asset management, from June 2006 through January 2009.

There are no family relationships between any director or executive officer and any other trustee, director or executive officer of Eversource Energy or CL&P and none of the above executive officers or directors serves as an executive officer or director pursuant to any agreement or understanding with any other person.  Our executive officers hold the offices set forth opposite their names until the next annual meeting of the Board of Trustees, in the case of Eversource Energy, and the Board of Directors, in the case of CL&P, and until their successors have been elected and qualified.

CL&P obtains audit services from the independent registered public accounting firm engaged by the Audit Committee of Eversource Energy's Board of Trustees.  CL&P does not have its own audit committee or, accordingly, an audit committee financial expert.  CL&P relies on Eversource Energy's audit committee and the audit committee financial expert.

CODE OF ETHICS AND CODE OF BUSINESS CONDUCT

Each of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO has adopted a Code of Ethics for Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) and the Code of Business Conduct, which are applicable to all Trustees, directors, officers, employees, contractors and agents of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO.  The Code of Ethics and the Code of Business Conduct have both been posted on the Eversource Energy web site and are available at www.eversource.com/Content/general/about/investors/corporate-governance on the Internet.  Any amendments to or waivers from the Code of Ethics and Code of Business Conduct for executive officers, directors or Trustees will be posted on the website.  Any such amendment or waiver would require the prior consent of the Board of Trustees or an applicable committee thereof.

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

Richard J. Morrison
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11.    Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 24, 2017, under the sections captioned "Compensation Discussion and Analysis," plus related subsections, and "Compensation Committee Report," plus related subsections following such Report.

NSTAR ELECTRIC, PSNH and WMECO

Certain information required by this Item 11 has been omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form  10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

The information in this Item 11 relates solely to CL&P.

COMPENSATION DISCUSSION AND ANALYSIS

CL&P is a wholly-owned subsidiary of Eversource Energy.  Its board of directors consists entirely of executive officers of Eversource Energy system companies.  CL&P does not have a compensation committee, and the Compensation Committee of Eversource Energy's Board of Trustees determines compensation for the executive officers of CL&P, including their salaries, annual incentive awards and long-term incentive awards.  All of CL&P's "Named Executive Officers," as defined below, also serve or served as officers of Eversource Energy and one or more other subsidiaries of Eversource Energy.  Compensation set by the Compensation Committee of Eversource Energy (the "Committee") and set forth herein is for services rendered to Eversource Energy and its subsidiaries by such officers in all capacities.

This Compensation Discussion and Analysis ("CD&A") provides information about the principles behind Eversource Energy's compensation objectives, plans, policies and actions for the Named Executive Officers. The discussion describes the specific components of Eversource Energy's compensation program, how Eversource Energy measures performance, and how the compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2016 information, it also addresses decisions that were made in other periods to the extent that these decisions are relevant to the full understanding of the compensation program and the specific awards that were made for performance in 2016. The CD&A also contains a summary of 2016 performance, an assessment of the performance and the compensation awards made by the Compensation Committee, and other information relating to the Eversource Energy compensation program, including:

•	Pay for Performance Philosophy	•	Description of the Long-Term Incentive Program, Grants and Performance Plan Results
•	Executive Compensation Governance
•	The Named Executive Officers	•	Disclosure of the:
•	Overview of the Compensation Program		• Clawback and No Hedging and No Pledging Policies
•	Market Analysis		• Share Ownership Guidelines
•	Elements of 2016 Compensation		• Other Benefits
•	2016 Annual Incentive Program	•	Contractual Agreements
•	2016 Assessment of Financial and Operational Performance	•	Tax and Accounting Considerations
•	Performance Goal Assessment Matrix	•	Equity Grant Practices

Summary of 2016 Performance

In 2016, Eversource Energy achieved very positive overall financial results and solid operational performance results. The following is a summary of some of the most important accomplishments in 2016:

Financial Accomplishments

•	Eversource's 2016 earnings were $2.96 per share, a 5.3 percent increase over 2015 results.

•
Eversource's total shareholder return in 2016 was 11.6 percent, and over the longer term, its stock performance continues to outperform the industry. This marks the seventh time in eight years that Eversource has achieved a double-digit total shareholder return. Only four other companies within the Edison Electric Institute ("EEI") index of 44 utility companies have achieved this level of return.

•	Eversource increased its 2016 dividend to $1.78 per share, a 6.6 percent increase over 2015, continuing to significantly outperform the EEI Index companies.

•
Eversource maintained its S&P Credit Rating of "A" and its outlook was raised by S&P and Fitch from Stable to Positive; the S&P A Credit Rating remains the highest holding company credit rating in the industry.

•	Eversource continued to successfully achieve operations and maintenance expense reductions in 2016, and its total operations and maintenance expenses were $8 million under target.

Earnings Growth. Eversource's 2014 - 2016 recurring earnings per share have grown 5.7 percent on average, consistent with long-term earnings guidance and above the utility industry average. A reconciliation between reported earnings per share and the recurring earnings per share presented below appears under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Recurring earnings per share presented below for 2014 and 2015 exclude integration costs.

Dividend Growth. As a result of Eversource's strong earnings growth, Eversource's Board of Trustees increased the annual dividend rate by 6.6 percent for 2016 to $1.78 per share, exceeding the EEI Index companies' median dividend growth rate of 3.8 percent. The dividend growth rate for the period 2014 - 2016 has averaged 6.5 percent, greater than Eversource's earnings per share growth and well ahead of the utility industry average.

Total Shareholder Return. Eversource's Total Shareholder Return in 2016 was 11.6 percent, in line with the S&P 500. Eversource outperformed the EEI Index companies over the five-year period. An investment of $1,000 in Eversource common shares at the beginning of the five-year period beginning January 1, 2012 was worth $1,679 on December 31, 2016. The following charts represent the comparative one- and five-year total shareholder returns for the periods ending December 31, 2016, respectively:

Operational Accomplishments

•
Eversource's overall electric system reliability performance in 2016 was towards the top of the industry second quartile, though behind targeted performance due to the significantly higher number of storm events. Eversource experienced nearly double the number of storm events as compared with prior years.

•
NSTAR Electric, NSTAR Gas and WMECO each met or exceeded Service Quality Index performance targets established by regulators in Massachusetts, which is the only state in Eversource's service territory that has such performance targets.

•
Eversource exceeded its established targets in safety performance and response to gas service calls. Eversource's safety performance, which is measured by days away or restricted time, was its best ever, and Eversource exceeded its gas emergency response rate target.

•	Eversource exceeded the target of having 35 percent of new hires and promotions within Eversource's supervisor and above management group be women or people of color.

Eversource continues to operate its electric and gas systems well. This is the result of the continuing implementation of best practices, focusing on investments in reliability improvements to reduce the number and length of outages, and performing work safely each and every day.

Reliability. While Eversource was affected in 2016 by an unusually high number of storms in its service territory, Electric System Reliability, which is measured by months between interruptions and average time to restore power, was better than the industry average.

Safety. Safety performance measured by days away or restricted time per 100 workers continued to improve for the fourth straight year.
Achievement of the 2016 performance goals, additional accomplishments and the Compensation Committee's assessment of the performance of Eversource and its executives are more fully described in the section titled "2016 Annual Incentive Program." Specific decisions regarding executive compensation based upon the Committee's assessment of the performance of Eversource and its executives and market data are also described below.

Pay for Performance

The Committee links the Named Executive Officers' compensation to performance that will ultimately benefit Eversource's customers and shareholders. Eversource's compensation program is intended to attract and retain the best executive talent in the industry, motivate its executives to meet or exceed specific stretch financial and operational goals set each year, and compensate its executives in a manner that aligns compensation directly with performance. Eversource strives to provide executives with base salary, performance-based annual incentive compensation, and performance-based long-term incentive compensation opportunities that are competitive with market practices and that reward excellent performance.

Executive Compensation Governance

•
Eversource's Compensation Committee annually assesses the independence of its compensation consultant, Pay Governance LLC ("Pay Governance"), which is retained directly by the Committee, performs no other consulting or other services for Eversource, and has no relationship with Eversource that could result in a conflict of interest. The Committee has concluded that Pay Governance is independent and that no conflict of interest exists between Pay Governance and Eversource.

•
The Eversource executive and Trustee share ownership and holding guidelines noted in this CD&A emphasize the importance of share ownership. Under the share ownership guidelines, which include a six times base salary requirement for its Chief Executive Officer, Eversource requires its executives to hold 100 percent of the shares awarded under the Eversource stock compensation program until the share ownership guidelines have been met. In addition, 100 percent of the Eversource Trustee stock compensation is deferred and not distributed until the Trustee's retirement from the Board.

•
The Compensation Committee has implemented a clawback policy that requires Eversource's executives and other eligible employees to reimburse Eversource for incentive compensation received if earnings were subsequently required to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct.

•	Eversource has discontinued the use of "gross-ups" in all new or materially amended executive compensation agreements.

•
Eversource has a "no hedging" and "no pledging" policy that prohibits all Eversource Trustees and executives from purchasing financial instruments or otherwise entering into any transactions that are designed to have the effect of hedging or offsetting any decrease in the market value of Eversource common shares. This policy also prohibits all pledges, derivative transactions or short sales involving Eversource common shares or the holding of any Eversource common shares in a margin account.

•	Employment agreements provide for "double-trigger" change of control acceleration of awards assumed by the surviving company.

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this Item 11 are referred to as the "Named Executive Officers" under SEC regulations. For 2016, CL&P's Named Executive Officers are:

Current Executive Officers:

•	James J. Judge, President and Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P; former Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P

•	Philip J. Lembo, Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P

•	Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P

•	Gregory B. Butler, Executive Vice President and General Counsel of Eversource Energy and CL&P

•	Joseph R. Nolan, Jr., Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service

Former Executive Officers:

•	Thomas J. May, Chairman of the Board of Eversource Energy; retired President and Chief Executive Officer of Eversource Energy; and retired Chairman of the Board of CL&P

•	David R. McHale, retired Executive Vice President and Chief Administrative Officer of Eversource Energy and CL&P

Under the SEC regulations, CL&P is required to disclose the compensation of the principal executive officer and principal financial officer, along with the three most highly compensated other current executive officers, and up to two others who would have been Named Executive Officers if they were still employees.

Overview of the Compensation Program

The Role of the Compensation Committee. The Eversource Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, who are referred to in this CD&A as "executives" and who are deemed to be "officers" under the SEC's regulations that determine the persons whose compensation is subject to disclosure. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this discussion and analysis refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all executives. The compensation of Eversource's Chief Executive Officer is subject to the further review and approval of all independent Eversource Trustees.

Elements of Compensation. Total direct compensation consists of three elements: base salary, annual cash incentive awards and long-term equity-based incentive awards. Indirect compensation is provided through certain retirement, perquisite, severance, and health and welfare benefit programs.

Eversource's Compensation Objectives. The objectives of Eversource's compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices. With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation and maintaining a strong balance sheet. The Committee also places great emphasis on system reliability and superior customer service. Eversource's compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource's customers and shareholders. The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to customers to deliver energy reliably, safely, with respect for the environment and employees, and at a reasonable cost, while providing an above-average total shareholder return to Eversource shareholders.

Setting Compensation Levels. To ensure that Eversource achieves its goal of providing market-based compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities approximately equal to median compensation levels for executive officers of companies in the utility industry comparable to Eversource in size. To achieve that goal, the Committee and its independent compensation consultant work together to determine the market values of executive direct compensation elements (base salaries, annual incentives and long-term incentives), as well as total compensation, by using competitive market compensation data. The Committee reviews compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Levels may be lower than median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median.

Role of the Compensation Consultant. The Committee has retained Pay Governance as its independent compensation consultant. Pay Governance reports directly to the Committee and does not provide any other services to Eversource. With the consent of the Committee, Pay Governance works cooperatively with Eversource's management to develop analyses and proposals for presentation to the Committee. The Committee generally relies on Pay Governance for peer group market data and information as to market practices and trends to assess the competitiveness of the compensation Eversource pays to its executives and to review the Committee's proposed compensation decisions.

In February 2017, the Committee assessed the independence of Pay Governance pursuant to SEC and New York Stock Exchange ("NYSE") rules and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, including the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance's total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource common shares or have any business or personal relationships with members of the Committee or Eversource's executives.

Role of Management. The role of Eversource's management, and specifically the roles of Eversource's Chief Executive Officer and the Executive Vice President of Human Resources and Information Technology, is to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity. The Eversource Chief Executive Officer also provides recommendations on the compensation for the other Named Executive Officers. None of the executives makes recommendations that affect his or her individual compensation.

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource Energy. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2016 compensation:

•
Utility and general industry survey data. The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent Eversource's market for executive officer talent. Utility industry data are based on a defined peer set, as discussed below, while general industry data is derived from compensation consultant surveys. General industry data are size-adjusted to ensure a close correlation between the market data and Eversource's scope of operations. The Committee used this information, which it obtained from Pay Governance, to evaluate and determine base salaries and incentive opportunities.

•
Peer group data. In support of executive pay decisions during 2016, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource's executive compensation levels, as compared to the 20 peer group companies listed in the table below. This peer group was chosen because these companies are similar to Eversource Energy in terms of size, business model and long-term strategies.

Alliant Energy Corporation	DTE Energy Company	PPL Corporation
Ameren Corporation	Edison International	Public Service Enterprise Group, Inc.
American Electric Power Co., Inc.	Entergy Corporation	SCANA Corp.
CenterPoint Energy, Inc.	FirstEnergy Corp.	Sempra Energy
CMS Energy Corp.	NiSource Inc.	WEC Energy Group, Inc.
Consolidated Edison, Inc.	PG&E Corporation	Xcel Energy Inc.
Dominion Resources, Inc.	Pinnacle West Capital Corporation

The Committee periodically adjusts the target percentages of annual and long-term incentives based on the survey data after discussion with the compensation consultant to ensure that they are approximately equal to competitive median levels.

The Committee also determines perquisites to the extent they serve business purposes and sets supplemental benefits at levels that provide market-based compensation opportunities to the executives. The Committee periodically reviews the general market for supplemental benefits and perquisites using utility and general industry survey data, including data obtained from companies in the peer group.

Mix of Compensation Elements. Eversource targets the mix of compensation for its Chief Executive Officer and the other Named Executive Officers so that the percentages of each compensation element are approximately equal to the competitive median market mix. The mix is heavily weighted toward incentive compensation, and incentive compensation is heavily weighted toward long-term compensation. Since the most senior positions have the greatest responsibility for implementing the long-term business plans and strategies, a greater proportion of total compensation is based on performance with a long-term focus.

The Committee determines the compensation for each executive based on the relative authority, duties and responsibilities of the executive. Eversource's Chief Executive Officer's responsibilities for the strategic direction and daily operations and management of Eversource are greater than the duties and responsibilities of other executives. As a result, Eversource's Chief Executive Officer's compensation is higher than the compensation of the other executives. Assisted by the compensation consultant, the Committee regularly reviews market compensation data for executive officer positions similar to those held by Eversource's executives, including its Chief Executive Officer, and this market data continues to indicate that chief executive officers are paid significantly more than other executive officers.

The following table sets forth the contribution to 2016 Total Direct Compensation ("TDC") of each element of compensation, at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
James J. Judge	17	19	32	32	100
Philip J. Lembo	26	20	27	27	100
Werner J. Schweiger	26	20	27	27	100
Gregory B. Butler	30	20	25	25	100
Joseph R. Nolan, Jr.	30	20	25	25	100
Thomas J. May	15	17	34	34	100
David R. McHale	26	20	27	27	100
NEO average, excluding CEO	28	20	26	26	100

(1)	The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.

(2)	Restricted Share Units ("RSUs") vest over three years contingent upon continued employment.

Risk Analysis of Executive Compensation Program. The overall compensation program includes a mix of compensation elements ranging from a fixed base salary that is risk-neutral to annual and long-term incentive compensation programs intended to motivate officers and eligible employees to achieve individual and corporate performance goals that reflect an appropriate level of risk. The fundamental objective of the compensation program is to foster the continued growth and success of Eversource's business. The design and implementation of the overall compensation program provides the Committee with opportunities throughout the year to assess risks within the compensation program that may have a material effect on Eversource Energy and its shareholders.

In 2016, the Compensation Committee assessed the risks associated with the executive compensation program by reviewing the various elements of incentive compensation. The annual incentive program was designed to ensure an appropriate balance between individual and corporate goals, which were deemed appropriate and supportive of Eversource's annual business plan. Similarly, the long-term incentive program was designed to ensure that the performance metrics were properly weighted and supportive of Eversource's strategic plan. The Committee reviewed the overall compensation program in the context of the annual operating and strategic plans, which were both previously subject to Enterprise Risk Management review.

The annual and long-term incentive programs were designed to include mechanisms to mitigate risk. These mechanisms include realistic goal setting and discretion with respect to actual payments in addition to:

•	A mix of annual and long-term performance awards to provide an appropriate balance of short- and long-term risk and reward horizon;

•	A variety of performance metrics including financial, operational, customer service and safety goals for annual performance awards to avoid excessive focus on a single measure of performance;

•
Metrics in Eversource's long-term incentive compensation program that use recurring earnings per share and total shareholder return, which are both robust measures of shareholder value and which reduce the risk that employees might be encouraged to pursue other objectives that increase risk or reduce financial performance;

•	The provisions of Eversource's annual and long-term incentive programs, which cap awards at 200 percent of target;

•	Clawback provision on incentive compensation; and

•	Stock ownership requirements for all executives, including the Named Executive Officers, and prohibitions on hedging, pledging and other derivative transactions related to Eversource common shares.

Based on these factors, the Compensation Committee and the Eversource Board of Trustees believe the overall compensation program risks are mitigated to reduce overall compensation risk.

Results of Eversource's 2016 Say-on-Pay Vote. Eversource Energy provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a "Say-on-Pay" proposal). At the Eversource Energy Annual Meeting of Shareholders held on May 4, 2016, 87 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2015 compensation of the Eversource Named Executive Officers, as described in Eversource's 2016 proxy statement. The Committee has and will continue to consider the outcome of Say-on-Pay votes when making future compensation decisions for the Eversource Named Executive Officers.

ELEMENTS OF 2016 COMPENSATION

Base Salary

Base salary is designed to attract and retain key executives by providing an element of total compensation at levels competitive with those of other executives employed by companies of similar size and complexity in the utility and general industries. In establishing base salary, the Compensation Committee relies on compensation data obtained from independent third-party surveys of companies and from an industry peer group to ensure that the compensation opportunities Eversource offers are capable of attracting and retaining executives with the experience and talent required to achieve its strategic objectives. Adjustments to base salaries are made on an annual basis except in instances of promotions.

When setting or adjusting base salaries, the Committee considers annual executive performance appraisals; market pay movement across industries (determined through market analysis); targeted market pay positioning for each executive; individual experience; strategic importance of a position; recommendations of Eversource's Chief Executive Officer; and internal equity.

Incentive Compensation

Annual incentive and long-term incentive compensation are provided under Eversource's Incentive Plan, which was approved by Eversource shareholders at the 2007 Annual Meeting of Shareholders and the material terms of performance goals of which were re-approved by shareholders at the 2012 Annual Meeting of Shareholders. The annual incentive program provides cash compensation intended to reward performance under Eversource's annual operating plan. The long-term stock-based incentive program is designed to reward demonstrated performance and leadership, motivate future performance, align the interests of the executives with those of shareholders, and retain the executives during the term of grants. The annual and long-term programs are designed to strike a balance between Eversource's short- and long-term objectives so that the programs work in tandem.

In addition to the specific performance goals, the Committee assesses other factors, as well as the executives' roles and individual performance and then makes annual incentive program awards at the levels and amounts disclosed in this Item 11.

2016 ANNUAL INCENTIVE PROGRAM

In February 2016, the Committee established the terms of the 2016 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of the Named Executive Officers that ranged from 65 percent to 110 percent of base salary.

At the February 2016 meeting, the Committee determined that for 2016 it would continue to base 70 percent of the annual incentive performance goals on Eversource's overall financial performance and 30 percent of the annual performance goals on Eversource's overall operational performance. The Committee also determined the specific goals to assess performance and that the individual goals would continue to be assessed using ratings ranging from 0 percent to 200 percent. The Committee assigned weightings to each of these specific goals. For the financial component, the earnings per share goal was weighted at 70 percent, the dividend growth goal was weighted at 20 percent and the credit rating goal was weighted at 10 percent. For the operational component, the Committee determined the combined service reliability and restoration goals would be weighted at 60 percent, the combined key strategic regional energy projects, success on aggressive regulatory proceedings and improvement of the customer experience goals would be weighted at 25 percent, and the combined safety ratings, gas service response and diversity promotions and hires of leadership employee positions goals would be weighted at 15 percent.

2016 Performance Goals
At the December 2016 meeting of the Committee, management provided an initial review of Eversource's 2016 performance, followed in February 2017 by a full assessment of the performance goals, the additional accomplishments noted below under the caption "Additional Factors" and the overall performance of Eversource and each of the executives. In addition to these meetings, the Committee was also provided updates during the year on corporate performance. At the February 2017 meeting, the Committee determined, based on its assessment of the financial and operational performance goals, to set the level of achievement of combined financial and operational performance goals results at 152 percent of target, reflecting the overall strong performance of Eversource and the executive team. In arriving at this determination, the Committee determined that the financial performance goals result was 168 percent of target and the operational performance goals result was 115 percent of target. The individual financial and operational performance goals results are as set forth below. Eversource's Chief Executive Officer recommended to the Committee payout levels for the executives (other than himself) based on his assessment of each executive's individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each executive's contributions to the overall performance of Eversource. The awards determined by the Committee were also based on the same three-component criteria.

Financial Performance Goals Assessment

•
Eversource Energy's earnings per share in 2016 were $2.96, exceeding the goal of $2.95 and representing a 5.3 percent increase over 2015. Eversource's longer term earnings growth of 5.7 percent from 2014 to 2016 is significantly above the long-term industry growth of nearly 4 percent. The earnings goal was exceeded despite several challenges, including higher than planned storms costs and milder weather in 2016, which resulted in significantly lower than planned revenues, through the accomplishment of a challenging operations and maintenance cost containment result that was $8 million under target despite an additional $20 million of storm response costs. The Committee determined the earnings per share goal to have attained a 165 percent performance result.

•
Eversource Energy increased its dividend to $1.78 per share, a 6.6 percent increase from the prior year, compared to the utility industry's median dividend growth of 3.8 percent. The Committee determined this goal to have attained a 160 percent performance.

Eversource maintained its "A" credit rating and both S&P and Fitch raised Eversource's Outlook to "Positive." This rating represents the highest holding company S&P credit rating in the utility industry, and continues to provide the foundation for continued favorable financing opportunities during the year and in the future. The industry average credit rating at S&P is "BBB+." The Committee determined this goal to have attained a 200 percent performance result.

Operational Performance Goals Assessment

•
While performance results were towards the top of the second quartile as measured against its peers, Eversource's total electric system reliability performance was behind targeted performance. Average months between interruptions equaled 13 months, behind the performance zone established by the Committee of 15 to 17 months. System average restoration duration time equaled 97.9 minutes, behind the performance zone established by the Committee of 85 to 69 minutes. Taking into consideration the significant number of storms experienced in 2016 and Eversource's performance as compared to its peers, the Committee determined these goals to have each attained a 100 percent performance result.

•
Eversource successfully put its redesigned customer bill into place, expanded the functionality of its customer website and outage communication systems and strengthened media outreach efforts. The Committee determined this goal to have attained a 125 percent performance result.

•
Eversource continued to decrease financial risk and protect earnings through effective regulatory outcomes in each of the three states in which Eversource provides service, and at the FERC. This included the approved divestiture of Eversource's New Hampshire generation assets, a three-year Energy Efficiency Program approval, recovery at FERC of transmission merger-related costs from Eversource's 2012 merger with NSTAR, and the successful resolution of spent nuclear fuel costs liability. The Committee determined this goal to have attained a 200 percent performance result.

•
Eversource had mixed results related to its two major ongoing strategic projects, Access Northeast ("ANE") and Northern Pass Transmission (NPT). Despite making good progress on ANE, a Massachusetts Supreme Judicial Court decision not allowing electric distribution companies to execute gas capacity contracts has affected the project schedule. Eversource is currently assessing alternative plans for the project. NPT was not selected in the three-state Clean Energy RFP, and siting approval from the New Hampshire Site Evaluation Committee was delayed until September 2017. However, NPT received approval from the New Hampshire Public Utilities Commission to operate as a public utility, and NE-ISO approved its Transmission Interconnection Application. In addition to NPT and ANE, Eversource advanced a number of new strategic clean energy opportunities. The Committee determined this goal to have attained a 100 percent performance result.

•
Eversource exceeded the safety performance goal of between 1.4 - 1.1 Days Away or Restricted Time ("DART") per 1,000 employees; DART equaled 0.95 in 2016. The Committee determined this goal to have attained a 150 percent performance result.

•
On-time response to gas customer emergency calls by Eversource’s gas utilities was 99.5 percent, which exceeded the goal of 99.1 percent. The Committee determined this goal to have attained a 125 percent performance result.

•
In 2016, 39 percent of Eversource’s new hires and promotions into leadership roles were women or people of color, exceeding the goal of 35 percent. The Committee determined this goal to have attained a 125 percent performance result.

2016 Annual Incentive Program Performance Assessments

Financial Performance Goals

Category	2016 Goal	Eversource Performance	Indicative Assessment
Earnings Per Share	$2.95 per share	Exceeded - $2.96 per share, a 5.3% increase over 2015, outperforming industry growth median of nearly 4%	165%
Dividend Growth	Increase dividend $0.11 to $1.78 per share	Achieved - Increased to $1.78 per share, a $0.11 increase and 6.6% growth, significantly exceeding the industry median of 3.8%	160%
Credit Rating	Maintain Eversource's top tier S&P "A" credit rating	Achieved - Maintained S&P rating of "A" (S&P and Fitch raised to "Positive" Outlook), the highest holding company credit rating in the utility industry	200%
Weightings = Earnings Per Share – 70%; Dividend Growth – 20%; credit rating – 10%

Operational Performance Goals

Category	2016 Goal	Eversource Performance	Indicative Assessment
Reliability – Avg. Months Between Interruptions ("MBI")	Achieve MBI of within 15 to 17 months	Below - MBI = 13 months. Behind targeted performance zone, driven by the unusually high level of storm activity but above the industry average	100%
Average Restoration Duration ("SAIDI")	Achieve SAIDI of 85 to 69 minutes	Below - SAIDI = 97.9 minutes. Behind targeted performance, driven by the unusually high level of storm activity but above the industry average	100%
Improve the Customer Experience	Customer bill redesign, enhanced communications, improved digital experience and positive media coverage	Exceeded - Successful rollout of redesigned bill, expanded website functionality, enhanced outage communications. Completed other key customer and media initiatives	125%
Success on Aggressive Regulatory Agenda	NH Divestiture, three-year Energy Efficiency Plan, spent nuclear fuel, FERC merger cost recovery	Exceeded - Very challenging regulatory proceedings have been approved by regulators with positive results, helping to drive EPS growth	200%
Positive Outcomes on Key Strategic Initiatives	NPT & ANE; major strategic initiatives	Met - Ongoing major projects mixed, with delays on NPT and ANE. Significant progress on offshore wind, solar, energy storage and electric vehicle charging infrastructure	100%
Safety Rate	1.4 - 1.1 days away/restricted	Exceeded: 0.95% days away/restricted; 21% better than 2015	150%
Gas Service Response	99.1%	Exceeded: 99.5%; also met all regulatory mandated targets	125%
Diverse Leadership	35% hires or promotions of leadership level be women or people of color	Exceeded: 39%, 4 percentage points above target	125%
Weightings = Reliability and Restoration - 60%; Key Corporate Initiatives - 25%; Safety/Gas Service/Diversity - 15%

Performance Goals Assessment

Financial Performance (weighted 70%)	168%
Operational Performance (weighted 30%)	115%
Overall Performance	152%

Additional Factors

The following key strategic results were also considered by the Committee in making an assessment of overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•
Eversource identified and made significant progress in new strategic investment opportunities, including execution of a partnership agreement to develop a major offshore wind generation project. This positions Eversource to be the first energy company to develop large scale offshore wind in North America.

•
Eversource received approval from the DPU to invest $200 million in rate-base utility scale solar generation and filed a plan to invest $145 million in innovative clean energy solutions related to energy storage and electric vehicle charging infrastructure.

•
Eversource undertook and carried out a highly successful leadership transition process upon the retirement of its Chief Executive Officer (and CL&P's Chairman of the Board), which was very positively received by Wall Street and policy makers.

•
Eversource effectively executed a robust capital plan totaling over $2.2 billion. This plan included electric and gas system investments targeted to improve reliability and upgrade infrastructure to make the system more resilient and support growth.

•
Eversource implemented a new organization model to centralize its Connecticut and Massachusetts electric operations to drive performance and employ best practices, and Eversource merged its electric transmission and distribution functions into one operation.

•
Eversource continued to grow its natural gas business with over 12,000 new customers, reduced outstanding Class II leaks by 43 percent, and combined its two state gas operations into one efficient operation.

Individual Performance Factors Considered by the Committee

The goal of the Committee for 2016 was again to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, strategic and diversity goals and objectives. The Committee based the annual incentive payments on team performance and also on the Committee's assessment of each executive's individual performance in supporting the performance goals, additional achievements and overall performance of Eversource. The Committee and the independent Trustees assessed the performance of Eversource's Chief Executive Officer and, based on the recommendations of Eversource's Chief Executive Officer, the Committee assessed the performance of the Named Executive Officers to determine the individual incentive payments as disclosed in the Summary Compensation Table. Based on the Committee's review, which included its assessment of the performance goals, the significant other accomplishments of Eversource and the Named Executive Officers, and the overall performance of Eversource and each of the Named Executive Officers, considered in its totality by the Committee to have been excellent, the Committee approved annual incentive program payments for the Named Executive Officers at levels that ranged from 140 percent to 159 percent of target. These payments reflected the individual and team contributions of Mr. Judge, Mr. Lembo, Mr. Schweiger , Mr. Butler and Mr. Nolan in achieving the goals and the additional accomplishments and the overall performance of Eversource.

In determining Mr. Judge's annual incentive payment of $2,200,000, which was 159 percent of target, and which reflects his and Eversource's continued strong performance, the Committee and the Board considered the totality of Eversource's success in accomplishing the goals set by the Committee, the additional accomplishments of Eversource, and Mr. Judge's strategic leadership of Eversource.

2016 Annual Incentive Program Awards
Named Executive Officer	Award
James J. Judge	$2,200,000
Philip J. Lembo	600,000
Werner J. Schweiger	700,000
Gregory B. Butler	575,000
Joseph R. Nolan, Jr.	550,000

Long-Term Incentive Program

General

Eversource's long-term incentive program is intended to focus on Eversource's longer-term strategic goals and to help retain its executives. A new three-year program commences every year. For the 2016 - 2018 Long-Term Incentive Program, each grant consisted of 50 percent Eversource Energy Performance Shares and 50 percent RSUs. Performance Shares are designed to reward achievement as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of Eversource common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource believes these compensation elements create a focus on continued growth of Eversource and its share price to further align the interests of Eversource's executives with the interests of Eversource's shareholders.

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and above-average total shareholder returns over a three-year performance period, therefore aligning compensation with performance.

Performance Shares are granted as a target number of Eversource common shares. The number of Performance Shares granted is determined by dividing the target grant value in dollars by the average of daily closing prices of Eversource common shares on the NYSE for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the Performance Period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares will be deemed to be invested in additional Performance Shares.

Performance Shares under the 2016 - 2018 Program

For the 2016 - 2018 Program, the Committee measured performance using: (i) average diluted earnings per share growth ("EPSG"); and (ii) relative total shareholder return ("TSR") measured against the performance of companies that comprise the EEI Index. As in 2015 and 2014, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. Further, the Committee considers it a best practice to use a combination of relative and absolute metrics, with EPS growth serving as a key input to shareholder value and TSR serving as the output.

The number of Performance Shares awarded at the end of the three-year period ranges from 0 percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrix below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. The target number of shares under the 2016 - 2018 Program ranged from 35 percent to 238 percent of base salary. For the 2016 - 2018 Program, EPSG ranges from 0 percent to 9 percent, while TSR ranges from below the 10th percentile to above the 90th percentile. The Committee determined that payout at 100 percent of target should be challenging but achievable. As a result, vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance. In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource's share price performance. The numbers of performance shares granted at target were approved as set forth in the table below. The Committee and the independent Members of the Eversource Board determined the Performance Share grants for Eversource's Chief Executive Officer, and based on input from the Chief Executive Officer, the Committee determined the Performance Share grants for each of the other Eversource's executive officers, including the other Named Executive Officers.

Performance Shares under the 2015 - 2017 Program

For the 2015 - 2017 Program, the Committee used the same performance measures of EPSG and TSR and the same criteria as in the 2016 - 2018 Program noted above.

The performance matrix set forth below describes how the Performance Share payout will be determined under the 2015 - 2017 and 2016 - 2018 Long-Term Incentive Programs. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target:

2015 – 2017 and 2016 – 2018 Long-Term Incentive Program Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Long-Term Incentive Program Performance Share Grants at Target

Named Executive Officer	2015 - 2017 Performance Share Grant	2016 - 2018 Performance Share Grant
James J. Judge	9,800	12,004
Philip J. Lembo	1,700	1,844
Werner J. Schweiger	9,700	11,805
Gregory B. Butler	6,900	7,791
Joseph R. Nolan, Jr.	3,800	4,503
Thomas J. May	50,100	58,002
David R. McHale	9,800	12,004

Results of the 2014 - 2016 Performance Share Program

The 2014 - 2016 Program ended on December 31, 2016. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.4 percent and a three-year total shareholder return at the 29th percentile, which when interpolated in accordance with the criteria established by the Committee in 2014, resulted in vesting performance share units at 93 percent of target. This determination was made in accordance with the performance criteria as approved by the Committee at the commencement of the performance period. At its February 2, 2017 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with performance targets established, and it considered all non-recurring items in determining that the adjusted EPS was in accordance with the plan documents. The number of Performance Shares awarded to the Named Executive Officers were approved as set forth in the table below.

2014 - 2016 Long-Term Incentive Program Performance Share Award

2014 – 2016 Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	Performance Share Grant
James J. Judge	12,718
Philip J. Lembo	2,154
Werner J. Schweiger	8,923
Gregory B. Butler	8,821
Joseph R. Nolan, Jr.	4,923
Thomas J. May	57,336
David R. McHale	11,659

The performance matrix set forth below describes how the Performance Share payout was determined under the 2014 - 2016 Long-Term Incentive Program. Three-year average EPSG was cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target.

2014 - 2016 Long-Term Incentive Program Performance Share Award
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Restricted Share Units (RSUs)

General

Each RSU granted under the long-term incentive program entitles the holder to receive one Eversource common share at the time of vesting. All RSUs granted under the long-term incentive program vest in equal annual installments over three years. RSU holders are eligible to receive reinvested dividend units on outstanding RSUs held by them to the same extent that dividends are declared and paid on Eversource common shares. Reinvested dividend equivalents are accounted for as additional RSUs that accrue and are distributed with the common shares issued upon vesting of the underlying RSUs. Common shares, including any additional common shares in respect of reinvested dividend equivalents, are not issued for any RSUs that do not vest.

The Committee determined RSU grants for each officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. In 2016, the percentage used for each executive officer was based on the executive officer's position in Eversource and ranged from 35 percent to 238 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each officer under special circumstances. The Committee and the independent Members of the Eversource Board determined the RSU grants for Eversource's Chief Executive Officer, and based on input from Eversource's Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including the other Named Executive Officers.

All RSUs are granted on the date of the Committee meeting at which they are approved. RSU grants are subsequently converted from dollars into common share equivalents by dividing the value of each grant by the average closing price for Eversource's common shares over the ten trading days prior to the date of the grant. RSU grants at 100 percent of target were approved as set forth in the table below.

	RSUs Awarded
Named Executive Officer	2014	2015	2016
James J. Judge	12,400	9,800	12,004
Philip J. Lembo	2,100	1,700	1,844
Werner J. Schweiger	8,700	9,700	11,805
Gregory B. Butler	8,600	6,900	7,791
Joseph R. Nolan, Jr.	4,800	3,800	4,503
Thomas J. May	55,900	50,100	58,002
David R. McHale	12,400	9,800	12,004

Clawbacks

If Eversource's earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, Eversource would require all executives and other eligible employees to reimburse Eversource for certain incentive compensation received by each of them. To the extent that reimbursement was not required under SEC rules or NYSE listing standards, Eversource's Incentive Plan would require any employee whose misconduct or fraud caused such restatement, as determined by the Eversource Board of Trustees, to reimburse Eversource for any incentive compensation received by him or her.

In addition, once final rules are adopted by the SEC regarding any additional clawback requirements, Eversource will review its clawback policy and compensation plans and amend them as necessary to comply with the new mandates.

No Hedging and No Pledging Policy

Eversource has adopted a policy prohibiting the purchase of financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of Eversource common shares by Eversource's Trustees and executives. This policy also prohibits all pledging, derivative transactions of short sales involving Eversource common shares or the holding of any Eversource common shares in a margin account.

Share Ownership Guidelines and Retention Requirements

The Committee has approved share ownership guidelines to further emphasize the importance of share ownership by Eversource officers. As indicated in the table below, the guidelines call for Eversource's Chief Executive Officer to own common shares equal to six times base salary, executive vice presidents and senior vice presidents to own a number of common shares equal to three times base salary and all other officers to own a number of common shares equal to one to two times base salary.

Executive Officer	Base Salary Multiple
Chief Executive Officer	6
Executive Vice Presidents / Senior Vice Presidents	3
Operating Company Presidents	2
Vice Presidents	1 – 1.5

Eversource requires that its officers attain these ownership levels within five years. All Eversource officers, including Eversource's Named Executive Officers, have satisfied the share ownership guidelines or are expected to satisfy them within the applicable timeframe. Common shares, whether held of record, in street name, or in individual 401(k) accounts, and RSUs satisfy the guideline requirements to hold 100 percent of the net shares. Unexercised stock options and unvested performance shares do not count toward the ownership guidelines. In addition to the share ownership guidelines noted above, all officers must hold all the shares awarded under Eversource's stock compensation plan until the share ownership guidelines have been met.

Other

Retirement Benefits

Eversource provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits. Because of such limits, Eversource also maintains a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. The supplemental program compensates for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (subject to certain reductions) for Messrs. Judge, Lembo, Schweiger and Nolan, and approximately 50 percent of such compensation for Mr. Butler. The supplemental program has been discontinued for newly-elected officers.

For certain participants, the benefits payable under the Supplemental Non-Qualified Pension Program (the "Program") differ from those described above. Upon retirement, Mr. May received the alternative benefit provided under the Key Executive Benefit Plan as further described in this proxy statement. The Program benefit payable to Mr. Schweiger is fully vested and is further reduced by benefits he is entitled to receive under previous employers' retirement plans.

Also see the narrative accompanying the "Pension Benefits" table and accompanying notes for more detail on the above program.

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a maximum match of up to $10,600 for Messrs. Judge, Lembo, Schweiger and Nolan, which is equal to 50 percent of the first 8 percent of eligible base salary and annual cash incentive. For Mr. Butler, the program provides a maximum match of up to $7,950, which is equal to 3 percent of eligible base salary and annual cash incentive.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2016, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource provides executives with limited financial planning, vehicle leasing and access to tickets to sporting events, perquisites that Eversource believes are consistent with peer companies. The current level of perquisites does not factor into decisions on total compensation.

Contractual Agreements

Eversource maintains contractual agreements with all of its Named Executive Officers that provide for potential compensation in the event of certain terminations following a Change of Control. Eversource believes these agreements are necessary to attract and retain high quality executives and to ensure executive focus on Eversource's business during the period leading up to a potential Change of Control. The agreements are "double-trigger" agreements that provide executives with compensation in the event of a Change of Control followed by termination of employment due to one or more of the events set forth in the agreements, while still providing an incentive to remain employed with Eversource for the transition period that follows.

Under the agreements, certain compensation is generally payable if, during the applicable change of control period, the executive is involuntarily terminated (other than for cause) or terminates employment for "good reason." These agreements are described more fully in the Tables following this CD&A under "Potential Payments upon Termination or Change of Control."

Tax and Accounting Considerations

Eversource's incentive plan was approved by shareholders and permits annual incentive and performance share awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. However, Eversource believes that the availability of a tax deduction for forms of compensation is secondary to the goal of providing market-based compensation to attract and retain highly qualified executives.

Eversource has adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. In general, Eversource and the Committee do not consider accounting considerations in structuring compensation arrangements.

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of Eversource's Compensation Committee (subject to further approval by all of the independent members of Eversource's Board of Trustees of the Chief Executive Officer's award) when the Committee also determines base salary, annual and long-term incentive compensation targets and annual incentive awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by James J. Judge, CL&P's principal executive officer ("PEO"); Philip J. Lembo, CL&P's principal financial officer ("PFO"); Werner J. Schweiger, CL&P's Chief Executive Officer, Gregory B. Butler, CL&P's Executive Vice President and General Counsel and Joseph R. Nolan, Jr., Executive Vice President-Customer and Corporate Relations of Eversource Service, who in 2016 were respectively the PEO, PFO and the three other most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of 2016. We also disclose the compensation of Thomas J. May, CL&P's retired Chairman of the Board, and of David R. McHale, a retired executive, in accordance with the regulations of the Securities and Exchange Commission (SEC). All of these individuals are collectively referred to as the Named Executive Officers. The table presents information regarding the compensation of the Named Executive officers for 2016 and also for 2015 and 2014 with regard to those individuals who were also Named Executive Officers for those years. In determining who the most highly compensated officers are, we compute in accordance with the SEC’s regulations all of the compensation noted in the tables below except for changes in pension value, which under the regulations are not included in the determination. The total compensation presented below does not represent the actual amounts paid to or realized by the Named Executive Officers for Stock Awards during 2014 - 2016, but represents the aggregate grant date fair value of awards granted in those years for financial reporting purposes. Likewise, the amounts under “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” do not reflect amounts paid to or realized by the Named Executive Officers during 2014 - 2016. As explained in the footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on the executive’s behalf for the fiscal year ended December 31, 2016. The compensation shown for each Named Executive Officer was for all services in all capacities to Eversource Energy and its subsidiaries. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary (6)	Stock Awards (7)	Non-Equity Incentive Plan (8)	Change in Pension Value and Non- Qualified Deferred Earnings (9)	All Other Compensation (10)	Total

Current Executive Officers
James J. Judge (1)	2016	$959,690	$1,382,021	$2,200,000	$1,616,742	$24,809	$6,183,262
President and Chief Executive Officer of Eversource Energy; Chairman of CL&P	2015	605,650	1,135,526	690,000	895,929	20,672	3,347,777
	2014	587,975	1,170,436	660,000	1,587,879	20,346	4,026,636
Philip J. Lembo (2)	2016	439,208	212,300	600,000	543,133	21,285	1,815,926
Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P

Werner J. Schweiger	2016	592,108	1,359,110	700,000	1,156,328	21,135	3,828,681
Executive Vice President and Chief Operating Officer of Eversource Energy and CL&P	2015	600,000	1,123,939	680,000	746,734	21,135	3,171,808
	2014	538,950	821,193	600,000	1,174,893	205,073	3,340,109
Gregory B. Butler	2016	514,494	896,978	575,000	539,638	12,886	2,538,996
Executive Vice President and General Counsel of Eversource Energy and CL&P	2015	474,992	—	525,000	242,980	—	1,242,972
	2014	457,736	811,754	515,000	1,274,208	12,800	3,071,498
Joseph R. Nolan, Jr. (3)	2016	419,364	518,430	550,000	826,729	15,876	2,330,399
Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service

Former Executive Officers
Thomas J. May (4)	2016	743,048	6,677,885	—	3,775,105	52,408	11,248,446
Chairman of the Board of Eversource Energy; former Chairman of CL&P	2015	1,232,250	5,805,087	2,400,000	165,239	82,260	9,684,836
	2014	1,196,325	5,276,401	2,250,000	182,787	75,004	8,980,517
David R. McHale (5)	2016	524,380	1,382,021	—	3,355,960	2,247,988	7,510,349
Former Executive Vice President and Chief Administrative Officer of Eversource Energy and CL&P	2015	605,308	1,135,526	630,000	252,131	14,987	2,637,952
	2014	587,643	1,170,436	660,000	2,136,933	10,348	4,565,360

(1)
Mr. Judge was elected President and Chief Executive Officer of Eversource Energy on April 6, 2016 effective as of the May 4, 2016 Eversource Board of Trustees meeting. He was elected Chairman of CL&P effective May 4, 2016. Mr. Judge previously served as Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P.

(2)
Mr. Lembo was elected Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P on May 4, 2016 and Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P on June 30, 2016 effective as of August 8, 2016. Mr. Lembo did not meet the requirements for inclusion in the Summary Compensation Table and was not a Named Executive Officer for 2015 or 2014.

(3)
Mr. Nolan was elected Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service on June 30, 2016 effective as of August 8, 2016. Mr. Nolan previously served as Senior Vice President-Corporate Relations. Mr. Nolan did not meet the requirements for inclusion in the Summary Compensation Table and was not a Named Executive Officer for 2015 or 2014.

(4)
Mr. May retired as President and CEO and Chairman of CL&P upon the completion of the Eversource Energy Annual Meeting of Shareholders on May 4, 2016. Mr. May currently serves as the non-executive Chairman of the Board of Eversource Energy.

(5)	Mr. McHale retired effective September 30, 2016.

(6)
Includes amounts deferred in 2016 under the deferred compensation program for Mr. McHale of $9,690. For more information, see the Executive Contributions in the Last Fiscal Year column of the Non-Qualified Deferred Compensation Plans Table.

(7)	Reflects the aggregate grant date fair value of RSUs and performance shares granted in each fiscal year, calculated in accordance with FASB ASC Topic 718.

RSUs were granted to each Named Executive Officer as long-term compensation, which vest in equal annual installments over three years.

In 2016, each of the Named Executive Officers was granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2018. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Judge: $1,043,868; Mr. Lembo: $160,354; Mr. Schweiger: $1,026,563; Mr. Butler: $677,505; Mr. Nolan: $391,581; Mr. May: $5,043,941 and Mr. McHale: $1,043,868.

RSU and performance shareholders are eligible to receive dividend equivalent units on outstanding awards to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares issued upon vesting of the underlying RSUs and performance shares.

(8)
Includes payments to the Named Executive Officers under the 2016 Annual Incentive Program (Mr. Judge: $2,200,000, Mr. Lembo: $600,000; Mr. Schweiger: $700,000; Mr. Butler:  $575,000; and Mr. Nolan: $550,000).

(9)
Includes the actuarial increase in the present value from December 31, 2015 to December 31, 2016, of the Named Executive Officers’ accumulated benefits under all of our defined benefit pension program and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2016, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares.

(10)
Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k Plan as follows: $10,600 for each of Messrs. Judge, Lembo, Schweiger, Nolan and May, and $7,950 for each of Messrs. Butler and McHale. For Mr. May, the value shown includes $28,681 attributable to the premium on a previously granted $6.155 million present value life insurance benefit, financial planning services valued at $9,500, and $3,627 paid by Eversource for a company-leased vehicle. For Mr. Judge, the value shown includes financial planning services valued at $5,000 and $9,209 paid by Eversource for a company-leased vehicle. For Mr. Schweiger, the value shown includes financial planning services valued at $5,000 and $5,535 paid by Eversource for a company-leased vehicle. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000. The payment made to Mr. McHale under his agreement with Eversource totaled $2,234,400.

GRANTS OF PLAN-BASED AWARDS DURING 2016

The Grants of Plan-Based Awards Table provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2016. The table also discloses the underlying equity awards and the grant date for equity-based awards. We have not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
Current Executive Officers
James J. Judge
Annual Incentive (4)	02/03/16	$690,000	$1,380,000	$2,760,000	$—	—	—	—	$—
Long-Term Incentive (5)	02/03/16	—	—	—	—	12,004	24,008	12,004	1,382,021
Philip J. Lembo
Annual Incentive (4)	02/03/16	214,000	428,000	856,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/16	—	—	—	—	1,844	3,688	1,844	212,300
Werner J. Schweiger
Annual Incentive (4)	02/03/16	232,000	464,000	928,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/16	—	—	—	—	11,805	23,610	11,805	1,359,110
Gregory B. Butler
Annual Incentive (4)	02/03/16	182,000	364,000	728,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/16	—	—	—	—	7,791	15,582	7,791	896,978
Joseph R. Nolan, Jr.
Annual Incentive (4)	02/03/16	159,500	319,000	638,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/16	—	—	—	—	4,503	9,006	4,503	518,430
Former Executive Officers
Thomas J. May
Annual Incentive (4)	02/03/16	735,000	1,470,000	2,940,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/16	—	—	—	—	58,003	116,006	58,003	6,677,885
David R. McHale
Annual Incentive (4)	02/03/16	235,500	471,000	942,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/16	—	—	—	—	12,004	24,008	12,004	1,382,021

(1)
Reflects the number of performance shares granted to each of the Named Executive Officers on February 3, 2016 under the 2016 - 2018 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2018. At the end of the Performance Period, common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares underlying the performance shares. The Annual Incentive Program does not include an equity component.

(2)
Reflects the number of RSUs granted to each of the Named Executive Officers on February 3, 2016 under the 2016 - 2018 Long-Term Incentive Program. RSUs vest in equal installments on February 3, 2017, 2018 and 2019. Eversource common shares will be distributed with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares distributed in respect of the underlying RSUs.

(3)
Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 3, 2016 under the 2016 - 2018 Long-Term Incentive Program.

(4)
Amounts reflect the range of potential payouts, if any, under the 2016 Annual Incentive Program for each Named Executive Officer, as described in the CD&A. Mr. Judge's Annual Incentive Program potential payouts were adjusted by the Compensation Committee on April 6, 2016. Mr. Lembo's Annual Incentive Program potential payouts were adjusted by the Compensation Committee on May 2, 2016 in anticipation of his election by the Board of Trustees on May 4, 2016. The threshold payment under the Annual Incentive Program is 50% of target. The actual payments in 2017 for performance in 2016 are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(5)	Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2016 - 2018 Long-Term Incentive Program, as described in the CD&A.

EQUITY GRANTS OUTSTANDING AT DECEMBER 31, 2016

The following table sets forth option, RSU and performance share grants outstanding at the end of our fiscal year ended December 31, 2016 for each of the Named Executive Officers. All outstanding options were fully vested as of April 10, 2012.

	Option Awards (1)			Stock Awards (2)
	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (6)
Name
Current Executive Officers
James J. Judge	—	—	—	23,916	1,320,894	36,518	2,016,880
Philip J. Lembo	—	—	—	3,885	214,544	6,033	333,179
Werner J. Schweiger	39,360 48,544 36,736	24.74 25.93 26.90	1/24/2018 1/22/2019 1/28/2020	22,278	1,230,440	32,125	1,774,271
Gregory B. Butler	—	—	—	16,109	889,676	24,886	1,374,439
Joseph R. Nolan, Jr.	—	—	—	9,114	503,387	13,624	752,453
Former Executive Officers
Thomas J. May	—	—	—	—	—	—	—
David R. McHale	—	—	—	—	—	—	—

(1)	Options held by Mr. Schweiger were granted by NSTAR (which merged into Eversource Energy in 2012) and were assumed by Eversource Energy.

(2)	Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(3)
A total of 37,853 unvested RSUs vested after January 1 and on or before February 4, 2017 (Mr. Judge: 12,173; Mr. Lembo: 2,011; Mr. Schweiger: 10,708; Mr. Butler: 8,296; and Mr. Nolan: 4,665). A total of 24,399 unvested RSUs will vest on February 5, 2018 (Mr. Judge: 7,614; Mr. Lembo: 1,239; Mr. Schweiger: 7,511; Mr. Butler: 5,134; and Mr. Nolan: 2,901). A total of 13,050 unvested RSUs will vest on February 4, 2019 (Mr. Judge: 4,128; Mr. Lembo: 634, Mr. Schweiger: 4,060; Mr. Butler: 2,679; and Mr. Nolan: 1,549).

(4)	The market value of RSUs is determined by multiplying the number of RSUs by $55.23, the closing price per share of Eversource common shares on December 30, 2016, the last trading day of the year.

(5)	Reflects the target payout level for performance shares granted under the 2014 - 2016 Program, the 2015 - 2017 Program and the 2016 - 2018 Program.

The performance period for the 2014 - 2016 program ended on December 31, 2016. Payouts under that Program are set forth in the CD&A under the “Results of the 2014 - 2016 Performance Share Program.”

The performance shares payout for 2015 - 2017 Program and the 2016 - 2018 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under “Performance Shares” in the CD&A and footnote (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2015 - 2017 Program, a total of 34,041 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2017. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: (Mr. Judge: 10,458; Mr. Lembo: 1,814; Mr. Schweiger: 10,351; Mr. Butler: 7,363; and Mr. Nolan: 4,055). Under the 2016 - 2018 Program, a total of 39,149 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2018, assuming achievement of these conditions at a target level of performance: (Mr. Judge: 12,384; Mr. Lembo: 1,902; Mr. Schweiger: 12,179 Mr. Butler: 8,038; and Mr. Nolan: 4,646).

(6)
The market value is determined by multiplying the number of performance shares in the adjacent column by $55.23, the closing price of Eversource common shares on December 30, 2016, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2016

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2016. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2016.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting (3)
Name
Current Executive Officers
James J. Judge	—	$—	29,156	$1,579,312
Philip J. Lembo	—	—	4,922	266,571
Werner J. Schweiger	47,232	597,437	21,608	1,169,834
Gregory B. Butler	—	—	20,282	1,098,605
Joseph R. Nolan, Jr.	—	—	11,335	614,018
Former Executive Officers
Thomas J. May	—	—	236,147	13,291,143
David R. McHale	—	—	37,207	1,995,453

(1)	Represents the amounts realized upon option exercises, which is the difference between the option exercise price and the market price at the time of exercise.

(2)	Includes RSUs and performance shares granted to our Named Executive Officers under our long-term incentive programs, including dividend reinvestments, as follows:

Name	2013 Program	2014 Program	2015 Program	2016 Program
Current Executive Officers
James J. Judge	21,360	4,418	3,378	—
Philip J. Lembo	3,588	748	585	—
Werner J. Schweiger	15,164	3,100	3,344	—
Gregory B. Butler	14,838	3,065	2,379	—
Joseph R. Nolan, Jr.	8,316	1,710	1,309	—
Former Executive Officers
Thomas J. May	84,786	40,140	52,341	58,880
David R. McHale	21,360	7,433	5,684	2,730

In all cases, we reduce the distribution of common shares by that number of shares valued in an amount sufficient to satisfy payroll tax withholding obligations.

(3)
Values realized on vesting of RSUs granted under the 2013 - 2015, 2014 - 2016 and 2015 - 2017 Programs were based on $53.51 per share, the closing price of Eversource common shares on February 16, 2016. Values realized on vesting of performance shares granted under the 2013 - 2015 Program were based on $54.67 per share, the closing price of Eversource common shares on February 15, 2016.

PENSION BENEFITS IN 2016

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below. The table distinguishes between benefits available under the qualified pension program, the supplemental pension program, and any additional benefits available under contractual agreements. See the narrative above in the CD&A under the caption “OTHER- Retirement Benefits” and “CONTRACTUAL AGREEMENTS” for more detail on benefits under these plans and our agreements.

The values shown in the Pension Benefits Table for Messrs. Judge, Lembo, Schweiger and Nolan were calculated as of December 31, 2016 based on benefit payments in the form of a lump sum. The values for Mr. May were calculated as of June 30, 2016. For Mr. Butler, we assumed a payment of benefits in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates. The amount of Messrs. May's and McHale’s actual pension benefit is as set forth in the Pension Benefits Table, below.

The values shown in this Table for the Named Executive Officers were based on benefit payments commencing at the earliest possible ages for retirement with unreduced benefits: Mr. Judge: age 60; Mr. Lembo: age 62; Mr. Schweiger: age 60; Mr. Butler: age 62; Mr. Nolan: age 62; Mr. May: age 69; and Mr. McHale: age 56.

In addition, we determined benefits under the qualified pension program using tax code limits in effect on December 31, 2016. For Messrs. Judge, Lembo, Schweiger, Nolan, May and McHale, the values shown reflect actual 2016 salary and annual incentives earned in 2015 but paid in 2016 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2016 salary and annual incentives earned in 2016 but paid in 2017 (per applicable supplemental program rules).

We determined the present value of benefits at retirement age using the discount rate within a range of 3.96% to 4.20% under ACS 715-30 pension accounting for the 2016 fiscal year end measurement (as of December 31, 2016). This present value assumes no pre-retirement mortality, turnover or disability. However, for the postretirement period beginning at retirement age, we used the RP2014 Employee Table Projected Generationally with Scale MP2015. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2016 financial disclosure. Additional assumptions appear in the footnotes to this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Pension Benefits

		Number of Years Credited Service (#)	Present Value of Accumulation Benefit	During Last Fiscal Year
Name	Plan Name
Current Executive Officers
James J. Judge	Retirement Plan	39.33	$2,694,015	$—
	Supplemental Plan	20.00	5,494,788	—
	Supplemental Plan	39.33	4,124,864	—
Philip J. Lembo	Retirement Plan	7.75	1,149,272	—
	Supplemental Plan	7.75	1,295,189	—
Werner J. Schweiger	Retirement Plan	14.83	455,118	—
	Supplemental Plan	14.83	1,646,494	—
	Supplemental Plan	14.00	5,158,454	—
Gregory B. Butler	Retirement Plan	20.00	942,621	—
	Supplemental Plan	20.00	5,462,980	—
Joseph R. Nolan, Jr.	Retirement Plan	17.33	828,790	—
	Supplemental Plan	17.33	1,655,798	—
	Supplemental Plan	17.00	1,522,128	—
Former Executive Officers
Thomas J. May	Retirement Plan	40.00	3,405,910	432,624
	Supplemental Plan	20.00	4,948,334	—
	Supplemental Plan	40.00	18,823,787	152,749
David R. McHale	Retirement Plan	35.08	2,300,808	29,988
	Supplemental Plan	35.08	9,554,099	—

NONQUALIFIED DEFERRED COMPENSATION IN 2016

See the narrative above in the CD&A under the caption “ELEMENTS OF 2016 COMPENSATION - OTHER- Deferred Compensation” for more detail on our non-qualified deferred compensation program.

	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name
Current Executive Officers
James J. Judge	$—	$—	$498,096	$—	$4,824,595
Philip J. Lembo	—	—	104,094	—	1,175,374
Werner J. Schweiger	—	—	1,121,557	—	14,883,568
Gregory B. Butler	—	—	1,631	—	17,569
Joseph R. Nolan, Jr.	—	—	426,760	—	4,078,263
Former Executive Officers
Thomas J. May	—	—	4,818,742	(48,070,673)	12,686,520
David R. McHale	9,690	—	11,360	—	147,854

(1)
Includes deferrals in 2016 under our deferred compensation program by Mr. McHale of $9,690. Named Executive Officers who participate in this program are provided with a variety of investment opportunities, which the individual can modify and reallocate under the program terms. Contributions by the Named Executive Officer are vested at all times. The amounts reported in this column for each Named Executive Officer are reflected as compensation to such Named Executive Officer in the Summary Compensation Table.

(2)
Includes the total market value of deferred compensation program balances at December 31, 2016, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $55.23, the closing price of Eversource common shares on December 30, 2016, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Generally, a “change of control” means a change in ownership or control effected through (i) the acquisition of 30% or more of the combined voting power of common shares or other voting securities (20% for Mr. Butler, excluding certain defined transactions), (ii) the acquisition of more than 50% of Eversource common shares excluding certain defined transactions (for Messrs. Judge, Lembo, Schweiger and Nolan), (iii) a change in the majority of the Eversource Board of Trustees, unless approved by a majority of the incumbent Trustees, (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50% of the voting power of the resulting business entity (excluding in certain cases defined transactions), and (v) complete liquidation or dissolution of Eversource, or a sale or disposition of all or substantially all of the assets of Eversource other than, for Mr. Butler, to an entity with respect to which following completion of the transaction more than 50% of Eversource common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of Eversource common shares and other voting securities immediately prior to such transaction.

In the event of a change of control, the Named Executive Officers are generally entitled to receive compensation and benefits following either involuntary termination of employment without “cause” or voluntary termination of employment for “good reason” within the applicable period (generally two years following a change of control). The Committee believes that termination for good reason is conceptually the same as termination “without cause” and, in the absence of this provision, potential acquirers would have an incentive to constructively terminate executives to avoid paying severance. Termination for “cause” generally means termination due to a felony or certain other convictions; fraud, embezzlement, or theft in the course of employment; intentional, wrongful damage to Eversource property; gross misconduct or gross negligence in the course of employment or gross neglect of duties harmful to Eversource; or a material breach of obligations under the agreement. “Good reason” for termination generally exists after assignment of duties inconsistent with executive’s position, a material reduction in compensation or benefits, a transfer more than 50 miles from the executive’s pre-change of control principal business location (or for Messrs. Judge, Lembo, Schweiger and Nolan, an involuntary transfer outside the Greater Boston Metropolitan Area), or requiring business travel to a substantially greater extent than required prior to the change of control.

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource Energy, in the event of: (i) termination for cause; (ii) voluntary termination; (iii) involuntary not-for-cause termination; (iv) termination in the event of death or disability; and (v) termination following change of control. The amounts shown assume that each termination was effective as of December 31, 2016, the last business day of the fiscal year.

The summaries above do not purport to be complete and are qualified in their entirety by the actual terms and provisions of the agreements and plans, copies of which have been filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2016.

Payments Upon Termination

Regardless of the manner in which the employment of a Named Executive Officer terminates, the executive is entitled to receive certain amounts earned during the executive’s term of employment. Such amounts include:

•	Vested RSUs and certain other vested awards;

•	Amounts contributed and any vested matching contributions under the deferred compensation program;

•	Pay for unused vacation; and

•	Amounts accrued and vested under the pension/supplemental and 401k programs (except in the event of a termination for cause under the supplemental program).

See the section above captioned “PENSION BENEFITS IN 2016” for information about the pension program, supplemental program and other benefits, and the section captioned “NONQUALIFIED DEFERRED COMPENSATION IN 2016.”

I.    Post-Employment Compensation:  Termination for Cause

Type of Payment	Judge	Lembo	Schweiger	Butler	Nolan
Incentive Programs
Annual Incentives	$—	$—	$—	$—	$—
Performance Shares	—	—	—	—	—
RSUs	—	—	—	—	—
Pension and Deferred Compensation
Supplemental Plan	—	—	—	—	—
Special Retirement Benefit	—	—	—	—	—
Deferral Plan	—	—	—	—	—
Other Benefits
Health and Welfare Cash Value	—	—	—	—	—
Perquisites	—	—	—	—	—
Separation Payments
Excise Tax & Gross-Up	—	—	—	—	—
Separation Payment for Non-Compete Agreement	—	—	—	—	—
Separation Payment for Liquidated Damages	—	—	—	—	—
Total	$—	$—	$—	$—	$—

II.    Post-Employment Compensation:  Voluntary Termination

Type of Payment	Judge	Lembo	Schweiger	Butler	Nolan
Incentive Programs
Annual Incentives (1)	$2,200,000	$600,000	$700,000	$575,000	$550,000
Performance Shares (2)	1,368,004	229,718	585,509	942,805	—
RSUs (3)	618,548	102,158	544,092	421,513	—
Pension and Deferred Compensation
Supplemental Plan	—	—	—	—	—
Special Retirement Benefit	—	—	—	—	—
Deferral Plan	—	—	—	—	—
Other Benefits
Health and Welfare Benefits	—	—	—	—	—
Perquisites	—	—	—	—	—
Separation Payments
Excise Tax & Gross-Up	—	—	—	—	—
Separation Payment for Liquidated Damages	—	—	—	—	—
Total	$4,186,552	$931,876	$1,829,601	$1,939,318	$550,000

(1)	Represents actual 2016 annual incentive awards, determined as described in the CD&A.

(2)
Represents 100 percent of the performance share awards under the 2014 - 2016 Long-Term Incentive Program, 67 percent of the performance share awards under the 2015 - 2017 Long-Term Incentive Program and 33 percent of the performance share awards under the 2016 - 2018 Long-Term Incentive Program.

(3)
Represents values of RSUs granted under our long-term incentive programs that, at year-end 2016, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. The values were calculated by multiplying the number of RSUs by $55.23, the closing price of Eversource common shares on December 30, 2016, the last trading day of the year.

III.    Post-Employment Compensation:  Involuntary Termination, Not for Cause

Type of Payment	Judge	Lembo	Schweiger	Butler	Nolan
Incentive Programs
Annual Incentives (1)	$2,200,000	$600,000	$700,000	$575,000	$550,000
Performance Shares (2)	1,368,004	229,718	585,509	942,805	—
RSUs (3)	618,548	102,158	544,092	421,513	—
Pension and Deferred Compensation
Supplemental Plan	—	—	—	—	—
Special Retirement Benefit (4)	—	—	—	3,500,256	—
Deferral Plan	—	—	—	—	—
Other Benefits
Health and Welfare Benefits (5)	—	—	—	32,974	—
Perquisites (6)	—	—	—	10,000	—
Separation Payments
Excise Tax & Gross-Up	—	—	—	—	—
Separation Payment for Non-Compete Agreement (7)	—	—	—	924,000	—
Separation Payment for Liquidated Damages (8)	—	—	—	924,000	—
Total	$4,186,552	$931,876	$1,829,601	$7,330,548	$550,000

(1)	Represents actual 2016 Named Executive Officer annual incentive awards, determined as described in the CD&A.

(2)
Represents 100 percent of the performance share awards under the 2014 - 2016 Long-Term Incentive Program, 67 percent of the performance share awards under 2015 - 2017 Long-Term Incentive Program and 33 percent of the performance share awards under the 2016 -2018 Long-Term Incentive Program.

(3)
Represents values of RSUs under our long-term incentive programs that, at year-end 2016, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. The values were calculated by multiplying the number of RSUs by $55.23, the closing price of Eversource common shares on December 30, 2016, the last trading day of the year.

(4)	Represents actuarial present values at year-end 2016 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program).

(5)
Represents estimated company cost at year-end 2016 of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amount reported in the table for Mr. Butler represents the value of two years employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon.

(6)	Represents company cost of reimbursing Mr. Butler for two years financial planning and tax preparation fees.

(7)
Represents consideration for an agreement not to compete with Eversource following termination. The employment agreement with Mr. Butler provides for a lump-sum payment equal to the sum of his base salary plus annual incentive award. This payment does not replace, offset or otherwise affect the calculation or payment of the annual incentive award.

(8)	Represents a severance payment in addition to the non-compete agreement payment described in the prior note.

IV.    Post-Employment Compensation:  Termination Upon Death or Disability

Type of Payment	Judge	Lembo	Schweiger	Butler	Nolan
Incentive Programs
Annual Incentives (1)	$2,200,000	$600,000	$700,000	$575,000	$550,000
Performance Shares (2)	1,368,004	229,718	585,509	942,805	527,103
RSUs (3)	618,548	102,158	544,092	421,513	237,047
Pension and Deferred Compensation
Supplemental Plan	—	—	—	—	—
Special Retirement Benefit	—	—	—	—	—
Deferral Plan	—	—	—	—	—
Other Benefits
Health and Welfare Benefits	—	—	—	—	—
Perquisites	—	—	—	—	—
Separation Payments
Excise Tax & Gross-Up	—	—	—	—	—
Separation Payment for Non-Compete Agreement	—	—	—	—	—
Separation Payment for Liquidated Damages	—	—	—	—	—
Total	$4,186,552	$931,876	$1,829,601	$1,939,318	$1,314,150

(1)	Represents actual 2016 Named Executive Officer annual incentive awards, determined as described in the CD&A.

(2)
Represents 100 percent of the performance share awards under the 2014 - 2016 Long-Term Incentive Program, 67 percent of the performance share awards under the 2015- 2017 Long-Term Incentive Program and 33 percent of the performance share awards under the 2016 - 2018 Long-Term Incentive Program.

(3)
Represents values of RSUs under our long-term incentive programs that, at year-end 2016, were unvested under applicable vesting schedules. Under these programs, upon termination due to disability, awards vest in full or on a prorated basis based on credited service years and age at termination, and time worked during the vesting period. The values were calculated by multiplying the number of RSUs by $55.23, the closing price of Eversource common shares on December 30, 2016, the last trading day of the year.

Payments Made Upon a Change of Control

The agreements with Messrs. Judge, Lembo, Schweiger, Butler and Nolan include change of control benefits. The agreements are binding on Eversource and on certain of its majority-owned subsidiaries.

Pursuant to the agreements, if an involuntary non-“cause” termination of employment occurs following a change of control (see definition of “cause” above under the heading of “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL”), or in the event of a voluntary termination for “good reason” (as described above under such heading), then the Named Executive Officers generally will receive the benefits listed below:

•
For Messrs. Judge, Schweiger and Nolan a lump sum severance payment of three times (two times for Messrs. Lembo and Butler) the sum of the executive’s base salary plus annual incentive award for the relevant year (Base Compensation), plus two additional years for Mr. Butler as consideration for an agreement not to compete;

•	Three years health benefits continuation (two years for Mr. Lembo);

•	Automatic vesting and distribution of long-term performance awards (with performance shares vesting at target) and certain other awards; and

•
A lump sum equal to any excise taxes incurred under the Internal Revenue Code due to receipt of change of control payments, plus an amount to offset any taxes incurred on such payments. Eversource discontinued the practice of providing such payments in contractual agreements for newly elected executives.

The above summaries do not purport to be complete and are qualified in their entirety by the actual terms and provisions of the agreements and programs (including component plans), copies of which have been filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2016 (where applicable).

V.    Post-Employment Compensation:  Termination Following a Change of Control

Type of Payment	Judge	Lembo	Schweiger	Butler	Nolan
Incentive Programs
Annual Incentives (1)	$2,200,000	$600,000	$700,000	$575,000	$550,000
Performance Shares (2)	2,016,880	333,179	1,774,271	1,374,439	772,919
RSUs (3)	1,320,894	214,544	1,230,440	889,676	503,387
Pension and Deferred Compensation
Supplemental Plan	—	—	—	—	—
Special Retirement Benefit (4)	17,564,449	2,424,168	2,332,385	4,566,266	3,812,986
Deferral Plan	—	—	—	—	—
Other Benefits
Health and Welfare Benefits (5)	73,335	33,116	70,575	49,461	69,465
Perquisites (6)	15,000	10,000	15,000	15,000	15,000
Separation Payments
Excise Tax and Gross-Up (7)	—	—	—	3,152,941	—
Separation Payment for Non-Compete Agreement (8)	—	—	—	924,000	—
Separation Payment for Liquidated Damages (9)	10,200,000	2,340,000	3,954,000	1,848,000	—
Total	$33,390,558	$5,955,007	$10,076,671	$13,394,783	$5,723,757

(1)	Represents actual 2016 annual incentive awards, determined as described in the CD&A.

(2)
Represents 100 percent of the performance share awards, under each of the 2014 - 2016 Long-Term Incentive Program, the 2015 - 2017 Long-Term Incentive Program and the 2016 - 2018 Long-Term Incentive Program.

(3)
Represents values of RSUs under our long-term incentive programs that, at year-end 2016, were unvested under applicable vesting schedules. Under these programs, upon termination in certain cases without cause or for good reason following a change of control, awards generally vest in full. The values were calculated by multiplying the number of shares subject to awards by $55.23, the closing price of Eversource common shares on December 30, 2016, the last trading day of the year.

(4)
Represents actuarial present value at year-end 2016 of amounts payable solely as a result of provisions in employment agreements (which are in addition to amounts payable under the pension program). For Messrs. Judge, Schweiger and Nolan, pension benefits were calculated by adding three years of service (two years for Mr. Lembo). A lump sum of this benefit value is payable to Messrs. Judge, Lembo, Schweiger and Nolan. Pension amounts shown in the table are present values at year-end 2016 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)
Represents company cost at year-end 2016 (estimated by benefits consultants) of providing post-employment welfare benefits beyond those benefits provided to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Judge, Schweiger and Nolan represent the value of three years (two years for Mr. Lembo) continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year retiree health coverage at retiree rates.

(6)	Represents cost of reimbursing financial planning and tax preparation fees for three years (two years for Mr. Lembo).

(7)
Represents payments made to offset costs to Mr. Butler associated with certain excise taxes under Section 280G of the Internal Revenue Code. Executives may be subject to certain excise taxes under Section 280G if they receive payments and benefits related to a termination following a Change of Control that exceed specified Internal Revenue Service limits. Contractual agreements with the above executives provide for a grossed-up reimbursement of these excise taxes. The amounts in the table are based on the Section 280G excise tax rate of 20 percent, the statutory federal income tax withholding rate of 35 percent, the applicable state income tax rate, and the Medicare tax rate of 1.45 percent.

(8)
Represents consideration for an agreement not to compete with Eversource following termination. The employment agreement with Mr. Butler provides for a lump-sum payment equal to the sum of his base salary plus annual incentive award. This payment does not replace, offset or otherwise affect the calculation or payment of the annual incentive award.

(9)
Represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Judge, Schweiger and Nolan, this payment equals three-times the sum of base salary plus relevant annual incentive awards (two-times the sum for Messrs. Lembo and Butler). These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2017.

NSTAR ELECTRIC, PSNH and WMECO

Certain information required by this Item 12 has been omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 10, 2017, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about options, restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. Judge, Lembo, Nolan and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Mr. Butler.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
James J. Judge, Chairman of the Regulated companies	301,192		*
Philip J. Lembo, Executive Vice President, Chief Financial Officer and Treasurer, Director of the Regulated companies	45,579		*
Werner J. Schweiger, Chief Executive Officer, Director of the Regulated companies	443,757	(4)
Gregory B. Butler, Executive Vice President and General Counsel, Director of the Regulated companies	107,908
Joseph R. Nolan, Jr., Executive Vice President-Customer and Corporate Relations	110,214
All directors and executive officers as a group (7 persons)	1,123,939	(5)	*

*	Less than 1% of Eversource Energy common shares outstanding.

1.	The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.
Also includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Judge: 157,313 shares; Mr. Lembo: 19,176 shares; Mr. Schweiger: 235,679 shares; Mr. Butler: 25,379; and Mr. Nolan: 71,058 shares.

Also includes unvested performance shares reported at target payouts, plus accumulated dividend equivalents, as to which none of the individuals has voting or investment power, as follows: Mr. Judge: 84,777 shares; Mr. Lembo: 17,553 shares; Mr. Schweiger: 43,848 shares; Mr. Butler: 33,938 shares; Mr. Nolan: 21,915 shares. Actual payouts of the performance shares, if any, at the conclusion of relevant performance periods will depend on the extent to which performance goals are satisfied.

3.
Includes Eversource Energy common shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power (Mr. Judge: 24,446 shares; Mr. Lembo: 2,408 shares; Mr. Schweiger: 9,713 shares; Mr. Butler: 5,355 shares; and Mr. Nolan: 17,240 shares).

4.	Includes 124,640 Eversource Energy common shares issuable upon exercise of outstanding stock options exercisable within the 60-day period after February 10, 2017.

5.
Includes 124,640 Eversource Energy common shares issuable upon exercise of outstanding stock options exercisable within the 60-day period after February 10, 2017, and 760,848 unissued Eversource Energy common shares. See note 2.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2016, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	1,371,844	$25.84	3,419,596
Equity compensation plans not approved by security holders (4)	—	—	—
Total	1,371,844	$25.84	3,419,596

(1)
Includes 124,640 common shares to be issued upon exercise of options, 724,270 common shares for distribution of restricted share units, and 522,934 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

(2)	The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)	Includes 727,246 common shares issuable under our Employee Share Purchase Plan II.

(4)
All of our current compensation plans under which equity securities of Eversource Energy are authorized for issuance have been approved by shareholders of Eversource Energy or the former shareholders of NSTAR.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Certain Relationships and Related Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2017.

NSTAR ELECTRIC, PSNH and WMECO

Certain information required by this Item 13 has been omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

Eversource Energy's Code of Ethics for Senior Financial Officers applies to the Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) of Eversource Energy, CL&P and certain other Eversource Energy subsidiaries.  Under the Code, one's position as a Senior Financial Officer in the company may not be used to improperly benefit such officer or his or her family or friends.  Under the Code, specific activities that may be considered conflicts of interest include, but are not limited to, directly or indirectly acquiring or retaining a significant financial interest in an organization that is a customer, vendor or competitor, or that seeks to do business with the company; serving, without proper safeguards, as an officer or director of, or working or rendering services for an organization that is a customer, vendor or competitor, or that seeks to do business with the company. Waivers of the provisions of the Code of Ethics for Trustees, executive officers or directors must be approved by Eversource Energy's Board of Trustees.  Any such waivers will be disclosed pursuant to legal requirements.

Eversource Energy's Code of Conduct, which applies to all Trustees, directors, officers and employees of Eversource Energy and its subsidiaries, including CL&P, contains a Conflict of Interest Policy that requires all such individuals to disclose any potential conflicts of interest.  Such individuals are expected to discuss their particular situations with management to ensure appropriate steps are in place to avoid a conflict of interest.  All disclosures must be reviewed and approved by management to ensure a particular situation does not adversely impact the individual's primary job and role.

Eversource Energy's Related Persons Transactions Policy is administered by the Corporate Governance Committee of Eversource Energy's Board of Trustees.  The Policy generally defines a "Related Persons Transaction" as any transaction or series of transactions in which (i) Eversource Energy or a subsidiary is a participant, (ii) the aggregate amount involved exceeds $120,000 and (iii) any "Related Persons" has a direct or indirect material interest.  A "Related Persons" is defined as any Trustee or nominee for Trustee, any executive officer, any shareholder owning more than 5 percent of Eversource Energy's total outstanding shares, and any immediate family member of any such person.  Management submits to the Corporate Governance Committee for consideration any Related Persons Transaction into which Eversource Energy or a subsidiary proposes to enter.  The Corporate Governance Committee recommends to the Eversource Energy Board of Trustees for approval only those transactions that are in Eversource Energy's best interests.  If management causes the company to enter into a Related Persons Transaction prior to approval by the Corporate Governance Committee, the transaction will be subject to ratification by the Eversource Energy Board of Trustees.  If the Eversource Energy Board of Trustees determines not to ratify the transaction, then management will make all reasonable efforts to cancel or annul such transaction.

The directors of CL&P are employees of CL&P and/or other subsidiaries of Eversource Energy, and thus are not considered independent.

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2017.

CL&P, NSTAR ELECTRIC, PSNH and WMECO

Pre-Approval of Services Provided by Principal Auditors

None of CL&P, NSTAR Electric, PSNH or WMECO is subject to the audit committee requirements of the SEC, the national securities exchanges or the national securities associations.  CL&P, NSTAR Electric, PSNH and WMECO obtain audit services from the independent auditor engaged by the Audit Committee of Eversource Energy's Board of Trustees.  Eversource Energy's Audit Committee has established policies and procedures regarding the pre-approval of services provided by the principal auditors.  Those policies and procedures delegate pre-approval of services to the Eversource Energy Audit Committee Chair provided that such offices are held by Trustees who are "independent" within the meaning of the Sarbanes-Oxley Act of 2002 and that all such pre-approvals are presented to the Eversource Energy Audit Committee at the next regularly scheduled meeting of the Committee.

The following relates to fees and services for the entire Eversource Energy system, including Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO.

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2016 and 2015 totaled $4,336,626 and $4,066,126 respectively.  In addition, affiliates of Deloitte & Touche LLP, as noted below, provide other accounting services to the Company.  Fees consisted of the following:

1.    Audit Fees

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP for audit services rendered for the years ended December 31, 2016 and 2015 totaled $3,988,000 and $3,895,500, respectively.  The audit fees were incurred for audits of consolidated financial statements of Eversource Energy and its subsidiaries, reviews of financial statements included in the Combined Quarterly Reports on Form 10-Q of Eversource Energy and its subsidiaries, comfort letters, consents and other costs related to registration statements and financings.  The fees also included audits of internal controls over financial reporting as of December 31, 2016 and 2015.

2.    Audit-Related Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for audit-related services rendered for the years ended December 31, 2016 and 2015 totaled $346,000 and $168,000, respectively.  The audit-related fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings.

3.    Tax Fees

There were no tax fees for the years ended December 31, 2016 and 2015.

4.    All Other Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for services, other than the services described above, for the years ended December 31, 2016 and 2015 totaled $2,626 and $2,626, respectively.  This fee was for a license for access to an accounting standards research tool in both 2016 and 2015.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2016, all services described above were pre-approved by the Audit Committee.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2016 and 2015	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2016, 2015 and 2014	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric, PSNH and WMECO for 2016, 2015 and 2014	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 22, 2017	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	President and Chief Executive Officer,	February 22, 2017
	James J. Judge	and a Trustee
(Principal Executive Officer)

/s/	Philip J. Lembo	Executive Vice President, Chief Financial Officer	February 22, 2017
	Philip J. Lembo	and Treasurer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 22, 2017
	Jay S. Buth	and Chief Accounting Officer

/s/	Thomas J. May	Chairman of the Board of Trustees	February 22, 2017
Thomas J. May

/s/	John S. Clarkeson	Trustee	February 22, 2017
John S. Clarkeson

/s/	Cotton M. Cleveland	Trustee	February 22, 2017
Cotton M. Cleveland

/s/	Sanford Cloud, Jr.	Trustee	February 22, 2017
Sanford Cloud, Jr.

	Signature	Title	Date

/s/	James S. DiStasio	Trustee	February 22, 2017
James S. DiStasio

/s/	Francis A. Doyle	Trustee	February 22, 2017
Francis A. Doyle

/s/	Charles K. Gifford	Trustee	February 22, 2017
Charles K. Gifford

/s/	Paul A. La Camera	Trustee	February 22, 2017
Paul A. La Camera

/s/	Kenneth R. Leibler	Trustee	February 22, 2017
Kenneth R. Leibler

/s/	William C. Van Faasen	Trustee	February 22, 2017
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 22, 2017
Frederica M. Williams

/s/	Dennis R. Wraase	Trustee	February 22, 2017
Dennis R. Wraase

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 22, 2017	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 22, 2017
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 22, 2017
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President, Chief Financial Officer	February 22, 2017
	Philip J. Lembo	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 22, 2017
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 22, 2017
	Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 22, 2017	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 22, 2017
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 22, 2017
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President, Chief Financial Officer	February 22, 2017
	Philip J. Lembo	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 22, 2017
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 22, 2017
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 22, 2017	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 22, 2017
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 22, 2017
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President, Chief Financial Officer	February 22, 2017
	Philip J. Lembo	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 22, 2017
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 22, 2017
	Jay S. Buth	and Chief Accounting Officer

WESTERN MASSACHUSETTS ELECTRIC COMPANY
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

February 22, 2017	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 22, 2017
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 22, 2017
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President, Chief Financial Officer	February 22, 2017
	Philip J. Lembo	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 22, 2017
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 22, 2017
	Jay S. Buth	and Chief Accounting Officer

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(Thousands of Dollars)

	2016	2015
ASSETS
Current Assets:
Cash	$93	$67
Accounts Receivable from Subsidiaries	32,864	23,689
Notes Receivable from Subsidiaries	740,300	850,300
Prepayments and Other Current Assets	23,122	41,254
Total Current Assets	796,379	915,310

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	9,703,287	8,915,178
Notes Receivable from Subsidiaries	224,290	128,800
Accumulated Deferred Income Taxes	126,091	143,054
Goodwill	3,231,811	3,231,811
Other Long-Term Assets	44,020	48,314
Total Deferred Debits and Other Assets	13,329,499	12,467,157

Total Assets	$14,125,878	$13,382,467

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,022,000	$1,098,453
Long-Term Debt - Current Portion	28,883	28,883
Accounts Payable	—	78
Accounts Payable to Subsidiaries	8,771	15,601
Other Current Liabilities	47,215	60,999
Total Current Liabilities	1,106,869	1,204,014

Deferred Credits and Other Liabilities	148,756	134,908

Capitalization:
Long-Term Debt	2,158,519	1,691,330

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,313
Capital Surplus, Paid in	6,250,224	6,262,368
Retained Earnings	3,175,171	2,797,355
Accumulated Other Comprehensive Loss	(65,282)	(66,844)
Treasury Stock	(317,771)	(309,977)
Common Shareholders' Equity	10,711,734	10,352,215
Total Capitalization	12,870,253	12,043,545

Total Liabilities and Capitalization	$14,125,878	$13,382,467

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 17, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(Thousands of Dollars, Except Share Information)

	2016	2015	2014

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	(39,453)	9,315	29,598
Operating Income/(Loss)	39,453	(9,315)	(29,598)
Interest Expense	59,420	45,130	33,168

Other Income, Net:
Equity in Earnings of Subsidiaries	922,321	900,824	848,435
Other, Net	4,267	6,602	1,830
Other Income, Net	926,588	907,426	850,265
Income Before Income Tax Benefit	906,621	852,981	787,499
Income Tax Benefit	(35,681)	(25,504)	(32,047)
Net Income	$942,302	$878,485	$819,546

Basic Earnings per Common Share	$2.97	$2.77	$2.59

Diluted Earnings per Common Share	$2.96	$2.76	$2.58

Weighted Average Common Shares Outstanding:
Basic	317,650,180	317,336,881	316,136,748
Diluted	318,454,239	318,432,687	317,417,414

STATEMENTS OF COMPREHENSIVE INCOME

	2016	2015	2014

Net Income	$942,302	$878,485	$819,546
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	2,137	2,079	2,037
Changes in Unrealized Gains/(Losses) on Marketable Securities	2,294	(2,588)	315
Change in Funded Status of Pension, SERP and PBOP Benefit Plans	(2,869)	7,674	(30,330)
Other Comprehensive Income/(Loss), Net of Tax	1,562	7,165	(27,978)
Comprehensive Income	$943,864	$885,650	$791,568

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 17, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(Thousands of Dollars)

	2016	2015	2014
Operating Activities:
Net Income	$942,302	$878,485	$819,546
Adjustments to Reconcile Net Income to Net Cash
Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(922,321)	(900,824)	(848,435)
Cash Dividends Received from Subsidiaries	724,877	602,300	609,800
Deferred Income Taxes	19,008	16,880	7,956
Other	(27,963)	(22,864)	9,409
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(9,173)	(16,980)	88,800
Taxes Receivable/Accrued, Net	8,050	(14,426)	23,178
Accounts Payable, Including Affiliate Payables	(6,908)	(134,730)	5,942
Other Current Assets and Liabilities, Net	(7,433)	6,832	14,484
Net Cash Flows Provided by Operating Activities	720,439	414,673	730,680

Investing Activities:
Capital Contributions to Subsidiaries	(589,500)	(218,500)	(437,553)
Decrease/(Increase) in Notes Receivable from Subsidiaries	14,510	(131,650)	86,100
Other Investing Activities	—	12,000	—
Net Cash Flows Used in Investing Activities	(574,990)	(338,150)	(351,453)

Financing Activities:
Cash Dividends on Common Shares	(564,486)	(529,791)	(475,227)
Issuance of Long-Term Debt	500,000	450,000	—
(Decrease)/Increase in Short-Term Debt	(76,453)	(2,622)	86,575
Other Financing Activities	(4,484)	5,819	9,528
Net Cash Flows (Used in)/Provided by Financing Activities	(145,423)	(76,594)	(379,124)
Net Increase/(Decrease) in Cash	26	(71)	103
Cash - Beginning of Year	67	138	35
Cash - End of Year	$93	$67	$138

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$58,018	$43,024	$36,208
Income Taxes	$(65,531)	$(34,680)	$(86,804)
See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 17, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance as	to Costs	Other	Deductions -	Balance
	of Beginning	and	Accounts -	Describe	as of
Description:	of Year	Expenses	Describe (a)	(b)	End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2016	$190,680	$69,466	$45,452	$104,968	$200,630
2015	175,317	51,077	79,622	115,336	190,680
2014	171,251	55,657	51,227	102,818	175,317
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2016	$79,479	$17,572	$28,801	$39,461	$86,391
2015	84,287	10,105	30,592	45,505	79,479
2014	81,995	6,598	39,706	44,012	84,287
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2016	$52,628	$27,978	$4,050	$29,884	$54,772
2015	40,670	14,228	29,559	31,829	52,628
2014	41,679	24,740	627	26,376	40,670
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2016	$8,733	$7,288	$498	$6,578	$9,941
2015	7,663	8,889	841	8,660	8,733
2014	7,364	6,815	797	7,313	7,663
WMECO:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2016	$14,048	$3,750	$7,203	$9,489	$15,512
2015	9,880	4,940	7,418	8,190	14,048
2014	9,984	2,415	3,608	6,127	9,880

(a)
Amounts relate to uncollectible accounts receivables reserved for that are not charged to bad debt expense.  The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas to also recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas.

(b)	Amounts written off, net of recoveries.

EXHIBIT INDEX

Each document described below is incorporated by reference by the registrant(s) listed to the files identified, unless designated with a (*), which exhibits are filed herewith.  Management contracts and compensation plans or arrangements are designated with a (+).

Exhibit
Number        Description

3.    Articles of Incorporation and By-Laws

(A)	Eversource Energy

3.1	Declaration of Trust of Eversource Energy, as amended through April 30, 2015 (Exhibit 3.1 Eversource Energy Current Report on Form 8-K filed on April 30, 2015, File No. 001-05324)

(B)	The Connecticut Light and Power Company

3.1	Certificate of Incorporation of CL&P, restated to March 22, 1994 (Exhibit 3.2.1, 1993 CL&P Form 10-K, File No. 000-00404)

3.1.1	Certificate of Amendment to Certificate of Incorporation of CL&P, dated December 26, 1996 (Exhibit 3.2.2, 1996 CL&P Form 10-K filed March 25, 1997, File No. 001-11419)

3.1.2	Certificate of Amendment to Certificate of Incorporation of CL&P, dated April 27, 1998 (Exhibit 3.2.3, 1998 CL&P Form 10-K filed March 23, 1999, File No. 000-00404)

3.1.3	Amended and Restated Certificate of Incorporation of CL&P, dated effective January 3, 2012 (Exhibit 3(i), CL&P Current Report on Form 8-K filed January 9, 2012, File No. 000-00404)

3.2	By-laws of CL&P, as amended and restated effective September 29, 2014 (Exhibit 3.1, CL&P Current Report on Form 8-K filed October 2, 2014, File No. 000-00404)

(C)	NSTAR Electric Company

3.1
Restated Articles of Organization of NSTAR Electric Company, f/k/a Boston Edison Company (Exhibit 3.1, NSTAR Electric Form 10-Q for the Quarter Ended June 30, 1994 filed August 12, 1994, File No. 001-02301)

3.2	Bylaws of NSTAR Electric Company, as amended and restated effective September 29, 2014 (Exhibit 3.1, NSTAR Electric Current Report on Form 8-K filed October 2, 2014, File No. 000-02301)

(D)	Public Service Company of New Hampshire

3.1	Articles of Incorporation, as amended to May 16, 1991 (Exhibit 3.3.1, 1993 PSNH Form 10-K filed March 25, 1994, File No. 001-06392)

3.2	By-laws of PSNH, as in effect June 27, 2008 (Exhibit 3, PSNH Form 10-Q for the Quarter Ended June 30, 2008 filed August 7, 2008, File No. 001-06392)

(E)	Western Massachusetts Electric Company

3.1	Articles of Organization of WMECO, restated to February 23, 1995 (Exhibit 3.4.1, 1994 WMECO Form 10-K filed March 27, 1995, File No. 001-07624)

3.2	By-laws of WMECO, as amended to April 1, 1999 (Exhibit 3.1, WMECO Form 10-Q for the Quarter Ended June 30, 1999 filed August 13, 1999, File No. 000-07624)

3.2.1	By-laws of WMECO, as further amended to May 1, 2000 (Exhibit 3.1, WMECO Form 10-Q for the Quarter Ended June 30, 2000 filed August 11, 2000, File No.000-07624)

4.    Instruments defining the rights of security holders, including indentures

(A)	Eversource Energy

4.1	Indenture between Eversource Energy and The Bank of New York as Trustee dated as of April 1, 2002 (Exhibit A-3, Eversource Energy 35-CERT filed April 16, 2002, File No. 070-09535)

4.1.1
Fifth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2013, relating to $300 million of Senior Notes, Series E, due 2018 and $400 million of Senior Notes, Series F, due 2023 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed May 16, 2013, File No. 001-05324)

4.1.2
Sixth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $150 million of Senior Notes, Series G, due 2018 and $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

4.1.3
Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series I, due 2021 and $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

4.2
Indenture dated as of January 12, 2000, between Eversource Energy, as successor to NSTAR LLC, as successor to NSTAR, and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

4.2.1	Form of 4.50% Debenture Due 2019 (Exhibit 99.2, NSTAR Form 8-K filed November 16, 2009, File No. 001-14768)

(B)	The Connecticut Light and Power Company

4.1
Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967) (Exhibit 4.1.1, 1989 Eversource Energy Form 10-K, File No. 001-05324)

4.1.1
Series D Supplemental Indentures to the Composite May 1, 1921 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of October 1, 1994 (Exhibit 4.2.16, 1994 CL&P Form 10-K filed March 27, 1995, File No. 001-11419)

4.1.2
Series B Supplemental Indenture between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2004 (Exhibit 99.5, CL&P Current Report on Form 8-K filed September 22, 2004, File No. 000-00404)

4.2
Composite Indenture of Mortgage and Deed of Trust between CL&P and Deutsche Bank Trust Company Americas f/k/a Bankers Trust Company, dated as of May 1, 1921, as amended and supplemented by seventy-three supplemental mortgages to and including Supplemental Mortgage dated as of April 1, 2005 (Exhibit 99.5, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.1
Supplemental Indenture (2005 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2005 (Exhibit 99.2, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.2
Supplemental Indenture (2006 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2006 (Exhibit 99.2, CL&P Current Report on Form 8-K filed June 7, 2006, File No. 000-00404)

4.2.3
Supplemental Indenture (2007 Series A Bonds and 2007 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2007 (Exhibit 99.2, CL&P Current Report on Form 8-K filed March 29, 2007, File No. 000-00404)

4.2.4
Supplemental Indenture (2007 Series C Bonds and 2007 Series D Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2007 (Exhibit 4, CL&P Current Report on Form 8-K filed September 19, 2007, File No. 000-00404)

4.2.5
Supplemental Indenture (2008 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2008 (Exhibit 4, CL&P Current Report on Form 8-K filed May 29, 2008, File No. 000-00404)

4.2.6
Supplemental Indenture (2009 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of February 1, 2009 (Exhibit 4, CL&P Current Report on Form 8-K filed February 19, 2009, File No. 000-00404)

4.2.7
Supplemental Indenture (2013 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2013 (Exhibit 4.1, CL&P Current Report on Form 8-K filed January 22, 2013, File No. 000-00404)

4.2.8
Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

4.2.9
Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed May 26, 2015, File No. 000-00404)

4.2.10
Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed December 4, 2015, File No. 000-00404)

4.3
Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Refunding Bonds - 2011A Series) dated as of October 1, 2011 (Exhibit 1.1, CL&P Current Report on Form 8-K filed October 28, 2011, File No. 000-00404)

(C)	NSTAR Electric Company

4.1
Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company) (Exhibit 4.1, NSTAR Electric Form 10-Q for the Quarter Ended September 30, 1988, File No. 001-02301)

4.1.1	A Form of 5.75% Debenture Due March 15, 2036 (Exhibit 99.2, Boston Edison Company Current Report on Form 8-K filed March 17, 2006, File No. 001-02301)

4.1.2	A Form of 5.625% Debenture Due November 15, 2017 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8-K filed November 20, 2007 and filed February 17, 2009, File No. 001-02301)

4.1.3	A Form of 5.50% Debenture Due March 15, 2040 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8-K filed March 15, 2010, File No. 001-02301)

4.1.4	A Form of 2.375% Debenture Due 2022 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed October 18, 2012, File No. 001-02301)

4.1.5	A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.1.6	A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015 (Exhibit 4, File No. 001-02301)

4.1.7	A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016 (Exhibit 4, File No. 001-02301)

4.2
Amended and Restated Credit Agreement, dated October 26, 2015, by and between NSTAR Electric and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender

(D)	Public Service Company of New Hampshire

4.1
First Mortgage Indenture between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, dated as of August 15, 1978 (Composite including all amendments effective June 1, 2011) (included as Exhibit C to the Eighteenth Supplemental Indenture filed as Exhibit 4.1 to PSNH Current Report on Form 8-K filed June 2, 2011, File No. 001-06392)

4.1.1
Fourteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of October 1, 2005 (Exhibit 99.2, PSNH Current Report on Form 8-K filed October 6, 2005, File No. 001-06392)

4.1.2
Fifteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of September 1, 2007 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 25, 2007, File No. 001-06392)

4.1.3
Sixteenth Supplemental Indenture between PSNH and U.S. Bank National Association, Trustee, dated as of May 1, 2008 (Exhibit 4.1 to PSNH Current Report on Form 8-K filed May 29, 2008 (File No.001-06392)

4.1.4
Seventeenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of December 1, 2009 (Exhibit 4.1, PSNH Current Report on Form 8-K filed December 15, 2009 (File No. 001-06392)

4.1.5
Eighteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of May 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed June 2, 2011 (File No. 001-06392)

4.1.6
Nineteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of September 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 16, 2011 (File No. 001-06392)

4.1.7
Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.8
Twenty-first Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.2
Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

(E)	Western Massachusetts Electric Company

4.1	Indenture between WMECO and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed October 8, 2003, File No. 000-07624)

4.1.1
Second Supplemental Indenture between WMECO and The Bank of New York, as Trustee dated as of September 1, 2004 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 27, 2004, File No. 000-07624)

4.1.2
Fourth Supplemental Indenture between WMECO and The Bank of New York Trust, as Trustee, dated as of August 1, 2007 (Exhibit 4.1, WMECO Current Report on Form 8-K filed August 20, 2007, File No. 000-07624)

4.1.3
Fifth Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2010 (Exhibit 4.1, WMECO Current Report on Form 8-K filed March 10, 2010, File No. 000-07624)

4.1.4
Sixth Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of September 15, 2011 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 19, 2011, File No. 000-07624)

4.1.5
Seventh Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

4.1.6
Eighth Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

(F)	Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company

4.1
Amended and Restated Credit Agreement, dated October 26, 2015, by and among Eversource Energy, CL&P, NSTAR Gas, PSNH, WMECO, and Yankee Gas Services Company and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent

10.	Material Contracts

(A)	Eversource Energy

10.1
Lease between The Rocky River Realty Company and Eversource Energy Service Company, dated as of April 14, 1992 with respect to the Berlin, Connecticut headquarters (Exhibit 10.29.1, 1992 Eversource Energy Form 10-K, File No. 001-05324)

10.2
Amended and Restated Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and the Bank of New York Mellon Trust company, N.A. formerly Connecticut National Bank, as Trustee, dated July 1, 1989, (Composite including all amendments effective January 1, 2014) (included as Exhibit B to the Eleventh Supplemental Indenture filed as Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2014 filed May 2, 2014, File No. 001-05324)

10.2.1
First Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Connecticut National Bank, as Trustee, dated April 1, 1992 (Yankee Energy System, Inc. Registration Statement on Form S-3, dated October 2, 1992, File No. 33-52750

10.2.2
Seventh Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York, as Successor Trustee to Fleet Bank (formerly The Connecticut National Bank) dated November 1, 2004 (Exhibit 10.5.7, 2004 Eversource Energy Form 10-K filed March 17, 2005, File No. 001-05324)

10.2.3
Eighth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York, as Successor Trustee to Fleet Bank (formerly the Connecticut National Bank) dated July 1, 2005 (Exhibit 10.5.8, Eversource Energy Form 10-Q for the Quarter Ended June 30, 2005 filed August 8, 2005, File No. 001-05324)

10.2.4
Ninth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank) dated as of October 1, 2008 (Exhibit 10-1, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

10.2.5
Tenth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of April 1, 2010 (Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2010 filed May 7, 2010, File No. 001-05324)

10.2.6
Eleventh Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of January 1, 2014 (Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2014 filed May 2, 2014, File No. 001-05324)

10.2.7
Twelfth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of September 1, 2015 (Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2015 filed November 6, 2015, File No. 001-05324)

*+10.3	Eversource Energy Board of Trustees' Compensation Arrangement Summary

+10.4
Amended and Restated Memorandum Agreement between Eversource Energy and Leon J. Olivier effective January 1, 2009 (Exhibit 10.9, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.5	Eversource Supplemental Executive Retirement Program effective as of January 1, 2015 (Exhibit 10.5, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

+10.6	Eversource Energy Deferred Compensation Plan for Executives effective as of January 1, 2014 (Exhibit 10.6, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

10.7
Composite Transmission Service Agreement, by and between Northern Pass Transmission LLC, as Owner and H.Q. Hydro Renewable Energy, Inc., as Purchaser dated October 4, 2010 and effective February 14, 2014 (Exhibit 10.5, 1992 Eversource Energy Form 10-K, File No. 001-05324)

(B)	Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company

10.1
Amended and Restated Form of Service Contract between each of Eversource Energy, CL&P, NSTAR Electric Company and WMECO and Eversource Energy Service Company dated as of January 1, 2014. (Exhibit 10.1, Eversource Energy Form 10-K filed on February 25, 2014, File No. 001-05324)

10.2
Transmission Operating Agreement between the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc. dated as of February 1, 2005 (Exhibit 10.29, 2004 Eversource Energy Form 10-K filed March 17, 2005, File No. 001-05324)

10.2.1
Rate Design and Funds Disbursement Agreement among the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc., effective June 30, 2006 (Exhibit 10.22.1, 2006 Eversource Energy Form 10-K filed March 1, 2007, File No. 001-05324)

10.3
Eversource Energy's Third Amended and Restated Tax Allocation Agreement dated as of April 10, 2012, (Exhibit 10.1 Eversource Energy Form 10-Q for Quarter Ended June 30, 2012 filed August 7, 2012, File No. 001-05324)

+10.4	Amended and Restated Incentive Plan Effective January 1, 2009 (Exhibit 10.3, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+10.5	Trust under Supplemental Executive Retirement Plan dated May 2, 1994 (Exhibit 10.33, 2002 Eversource Energy Form 10‑K filed March 21, 2003, File No. 001-05324)

+10.5.1
First Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of December 10, 2002 (Exhibit 10 (B) 10.19.1, 2003 Eversource Energy Form 10-K filed March 12, 2004, File No. 001-05324)

+10.5.2
Second Amendment to Trust Under Supplemental Executive Retirement Plan , effective as of November 12, 2008 (Exhibit 10.12.2, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.6
Special Severance Program for Officers of Eversource Energy Companies as of January 1, 2009 (Exhibit 10.2 Eversource Energy Form 10-Q for Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+10.7	Amended and Restated Employment Agreement with Gregory B. Butler, effective January 1, 2009 (Exhibit 10.7, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

(C)	Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company

10.1
Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects (Exhibits 10(u) and 10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively, Form 10-K of New England Electric System, File No. 001-03446)

10.2
Eversource Energy Service Company Transmission and Ancillary Service Wholesale Revenue Allocation Methodology among The Connecticut Light and Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, Holyoke Water Power Company and Holyoke Power and Electric Company Trustee dated as of January 1, 2008 (Exhibit 10.1, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2008 filed May 9, 2008, File No. 001-05324)

(D)	Eversource Energy and The Connecticut Light and Power Company

10.1
CL&P Agreement Re: Connecticut NEEWS Projects by and between CL&P and The United Illuminating Company dated July 14, 2010 (Exhibit 10, CL&P Form 10-Q for the Quarter Ended June 30, 2010 filed August 6, 2010, File No. 000-00404)

(E)	Eversource Energy and NSTAR Electric Company

+10.1	NSTAR Excess Benefit Plan, effective August 25, 1999 (Exhibit 10.1 1999 NSTAR Form 10-K/A filed September 29, 2000, File No. 001-14768)

+10.12.1
NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (Exhibit 10.1.1 2008 NSTAR Form 10-K filed February 9, 2009, File No. 001-14768)

+10.2	NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (Exhibit 10.2, Eversource Energy Registration Statement on Form S-8 filed on May 8, 2012)

+10.2.1
Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (Exhibit 10.8.2, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.2.2
Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (Exhibit 10.8.6, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.3	Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (Exhibit 10.9, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.4
Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+10.5
Amended and Restated Change in Control Agreement by and between NSTAR’s other Senior Vice Presidents and NSTAR (in form), dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.6
Amended and Restated Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form), dated November 15, 2007 (Exhibit 10.16, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.7	Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

10.8	NSTAR Electric Company Restructuring Settlement Agreement dated July 1997, (Exhibit 10.12, Boston Edison 1997 Form 10-K filed March 30, 1998, File No. 001-02301)

(F)	Eversource Energy and Public Service Company of New Hampshire

10.1
2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, dated as of June 10, 2015, by and among Eversource, PNSH, the Office of Energy and Planning, Designated Advocate Staff of the New Hampshire Public Utilities Commission, the Office of Consumer Advocate, New Hampshire District 3 Senator Jeb Bradley, New Hampshire District 15 Senator Dan Feltes, the City of Berlin, New Hampshire (subject to ratification by the Berlin City Council), Local No. 1837 of the International Brotherhood of Electrical Workers, the Conservation Law Foundation, the Retail Energy Supply Association, TransCanada Power Marketing Ltd., TransCanada Hydro Northeast Inc., New England Power Generators Association, Inc., and the New Hampshire Sustainable Energy Association d/b/a NH CleanTech Council. (Exhibit 99.1, PSNH Current Report on Form 8-K filed June 11, 2015, File No. 001-06392)

10.1.1	Amendment to the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement dated January 26, 2016

*12.	Ratio of Earnings to Fixed Charges

(A)	Eversource Energy

(B)	The Connecticut Light and Power Company

(C)	NSTAR Electric Company

(D)	Public Service Company of New Hampshire

(E)	Western Massachusetts Electric Company

*21.	Subsidiaries of the Registrant

*23.	Consents of Independent Registered Public Accounting Firm

*31.	Rule 13a - 14(a)/15 d - 14(a) Certifications

(A)	Eversource Energy

31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)	The Connecticut Light and Power Company

31	Certification by the Chairman of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(C)	NSTAR Electric Company

31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(D)	Public Service Company of New Hampshire

31	Certification by the Chairman of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(E)	Western Massachusetts Electric Company

31	Certification by the Chairman of WMECO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of WMECO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32    18 U.S.C. Section 1350 Certifications

(A)	Eversource Energy

32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	The Connecticut Light and Power Company

32	Certification by the Chairman and the Chief Financial Officer of CL&P pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C)	NSTAR Electric Company

32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(D)	Public Service Company of New Hampshire

32	Certification by the Chairman and the Chief Financial Officer of PSNH pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(E)	Western Massachusetts Electric Company

32	Certification by the Chairman and the Chief Financial Officer of WMECO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Labels

*101.PRE	XBRL Taxonomy Extension Presentation